Form 10QSB
period 1999-03-31
COLOR STRATEGIES
filed 1999-05-28
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1999


[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________ to __________.


                 Commission file number 000-25499

                         COLOR STRATEGIES
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                          88-0390360
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

       3050 East 630 North, Suite D1, St. George, Utah 84790
  _____________________________________________________________
             (Address of principal executive offices)

                          (435) 628-8130
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports) Yes [ x ] No [   ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [  ]   No [ x ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 24, 1999, the issuer had outstanding 401,800 shares of its Common Stock, $0.001 par value.

     Transitional Small Business Disclosure Format [ ]   [X]

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

   The following are unaudited financial statements of Color Strategies, a Nevada corporation (the "Company"), as of March 31, 1999, which, in the opinion of Management, fairly present the financial condition of the Company.

                         COLOR STRATEGIES
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                          MARCH 31, 1999


                        TABLE OF CONTENTS

                                                                  Page Number

ACCOUNTANT'S REPORT .................................................  1

FINANCIAL STATEMENT:

     Balance Sheet...................................................  2

     Statement of Operations and Deficit
      Accumulated During the Development Stage.......................  3

     Statement of Changes in Stockholder's Equity....................  4

     Statement of Cash Flows.........................................  5

     Notes to the Financial Statements ..............................  6

DAVID E. COFFEY 3651 Lindell Rd. - Suite H Las Vegas, NV 89103
CERTIFIED PUBLIC ACCOUNTANT  (702) 871-3979

To the Board of Directors and Stockholders of Color Strategies
Vegas, Nevada

     I have compiled the balance sheet of Color Strategies as of March 31, 1999 and the related statement of operations, cash flows and changes in stockholders' equity for the period ended March 31, 1999 in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other, form of assurance on them.

/s/David Coffey C.P.A.

David Coffey C.P.A.
May 18, 1999

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 1999
(Unaudited)

ASSETS

Cash                                                      $  37,694
Organizational costs less accumulated
   amortization of $107                                         428
Deposit                                                         600
                                                          ----------
Total Assets                                              $  38,722
                                                          ==========
LIABILITIES STOCKHOLDERS' EQUITY

Accounts payable                                          $     765
                                                          ----------
   Total Liabilities                                            765

Stockholders' Equity
   Common stock, authorized 25,000,000 shares
   at $.001 par value, issued and outstanding
   401,800 shares                                               402
   Additional paid-in capital                                42,371
   Deficit accumulated during the
     development stage                                       (4,816)
                                                          ----------
   Total Stockholders' Equity                                37,957

   Total Liabilities and Stockholders' Equity             $  38,722
                                                          ==========

The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                               From Inception
                                 January 1, 1999               March 24, 1998
                               To March 31, 1999            To March 31, 1999
                               -----------------            -----------------
Sales                           $             0              $          450

Expenses
   Amortization                              27                         107
   Advertising                                0                         724
   Consulting                               500                         500
   Licenses and fees                        881                       1,376
   Office expenses                            0                         559
   Rent                                   1,200                       2,000
                               -----------------            -----------------
Total expenses                            2,608                       5,266

Net loss                                 (2,608)                     (4,816)
                                                            =================
Retained earnings,
beginning of period                      (2,208)
                               -----------------
Deficit accumulated during
the development stage           $        (4,816)
                               =================
Earnings (loss) per share
   assuming dilution:
Net loss                        $          (.01)             $         (.01)

Weighted average shares        =================            =================
  outstanding                           401,800                     323,561
                               =================            =================

The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM March 24, 1998 (Date of Inception)
To March 31, 1999
(Unaudited)

                                        Additional
                      Common Stock      Paid-in
                      Shares   Amount   Capital         Total
                     -------  -------   ----------      ----------
Balance,
March 24, 1998           ---  $   ---   $     ---       $     ---

Issuance of common
stock for cash
March of 1998        200,000      200       9,800          10,000

Issuance of common
stock for cash.
August of 1998       201,800      202      50,248          50,450

Less offering costs      ---      ---     (11,888)        (11,888)
Less net loss            ---      ---       ---            (2,208)
                     -------  -------   ----------      ----------
Balance,
December 31, 1998    401,800      402      48,160          46,354

Less offering costs        0        0      (5,789)         (5,789)
Less net loss            ---      ---       ---            (2,608)
                     -------  -------   ----------      ----------
Balance,
March 31, 1999       401,800  $  402    $  42,371       $  37,957
                     =======  =======   ==========      ==========

The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                             From Inception,
                                         January 1, 1999     March 24,1998
                                         To March 31, 1999   To March 31, 1999
                                         -----------------   -----------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES

Net Loss                                 $        (2,608)    $        (4,816)
Non-cash items included in net loss
   Amortization                                       27                 107
Adjustments to reconcile net loss to
  cash used by operating activity
   Deposits                                            0                (600)
   Accounts payable                                 (120)                765
                                         -----------------   -----------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                         (2,701)             (4,544)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Organizational costs                                0                 535
                                         -----------------   -----------------
     NET CASH USED BY
     INVESTING ACTIVITIES                              0                 535

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                0                 402
   Paid-in capital                                     0              48,160
   Less offering costs                            (5,789)             (5,789)
                                         -----------------   -----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                         (5,789)             42,773

     NET INCREASE IN CASH                         (8,490)    $        37,694
                                                             =================
CASH AT BEGINNING OF PERIOD                       46,184
                                         -----------------
     CASH AT END OF PERIOD               $        37,694
                                         =================


The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 1999

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The business purpose of the Company is to provide motivational and self improvement services through the use of seminars, workshops, specialized training courses and other aids.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B  ORGANIZATION COSTS

Organization costs are capitalized and amortized over 60 months.

NOTE C  OFFERING COSTS

The offering costs were incurred by the Company in connection with a public stock offering were deducted from the pet proceeds of that offering.

NOTE D  COMMON STOCK

The Company has completed two offerings of its common stock. The first offering was a private placement offer of 200,000 shares in March of 1998 to its founding stockholder. The second offering was completed in August of 1998 consisting of 201,800 shares at $.25 per share. The net proceeds of that offering will be used to provide motivational and self improvement services through the use of seminars, workshops, specialized training courses and other aids.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

    The Company's limited capital and its lack of significant operating history, designate that the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's business purpose is that of creating and presenting self-improvement and motivational seminars which utilize the concept of (1) identifying individual characteristics through "color coded" personality profiles, (2) enhancing an individual's self-image once such personality traits are recognized, and/or (3)effectively utilizing such "color coded" personality profiles in a wide range of situations which include individual success in the work place, corporate hiring strategies and employee relations, and more effective use of mass-media presentations such
as training videos or infomercials.   The Company plans to introduce to the
established topics of self-improvement and motivation the concepts of image and style enhancement by profiling personality characteristics through "color coding". The Company's concept of integrating the "color coding" of behavioral characteristics with self-improvement and motivational techniques is hereinafter referred to as its "Color/Image Strategies". The "color coding" system enables you to identify your behavioral profile, capitalize on your behavioral strengths, increase your appreciation of different profiles and anticipate and minimizes potential conflicts with others. The Company's largest hurdle is, and will be, to convince its various target markets that the use of its Color/Image Strategies will prove beneficial.

    During the next twelve months the Company's plan of operation is to introduce its Color/Image Strategies to various markets and hopefully achieve a certain amount of market penetration in one or more of these markets by achieving a client base. In order to achieve this, the Company plans to narrow its target market, which was initially broad in scope, to three areas:
(1) Motivational Seminars, (2) Keynote Speaking Services, and (3) One-on-One Image Consulting. The Company plans to continue to research these markets and develop a complete market analysis. Although the Company had intended to pursue the market of employee and management training in the Hotel/Casino industry, at present time, the Company's efforts in this direction have found this market to be highly saturated and too competitive for the Company's resources. The Company will explore this market at a later time when resources allow.

      The Company held its first complete motivational seminar on May 15, 1999 in St. George, Utah. Revenues from this seminar were $1,860, with over 100 people in attendance. Management feels the quality of presentation and the performance of Ms. Tischner, the Company's President, and that of other special guest speakers was well taken, and the response of the people in audience was positive. The Company attributes the attendance to promotion, and a targeted audience of professional working women. The Company will continue to pursue this market aggressively. Although the profit margin on this seminar was minimal, revenues were sufficient to cover costs; the Company intends to keep its seminar fees competitive to encourage attendance and hopefully, as a result, a certain amount of name recognition will develop.

     The Company's marketing approach will be to solicit interest in its color system concept, and pursue the above stated markets. During the next twelve months, its cash requirements will include its lease payments of $400 per month on the Company's office space in St. George, Utah, compensation to

Tami Tischner, the Company's President, of $1,000 per month,  as well as
miscellaneous overhead.    The Company has approximately $37,000 which it
believes will be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well at provide for costs of implementing its marketing strategies. Of those funds, the Company has budgeted approximately $20,000 to cover the costs associated with establishing its client base, advertising, purchase of supplies and equipment associated with seminars, and hopefully some limited market penetration in the three areas discussed above. There is no guarantee that the budgeted funds will be sufficient to achieve these goals. The Company has no plans for any purchases of significant equipment or property, nor are there plans for additional employees until or unless warranted due to business needs. Management believes that it will not achieve profitability until it is able to realize
approximately $5,000 in gross sales per month.   The Company has no guarantee
that it will be able to achieve this goal in the next twelve months.

     If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately.
The Company may require additional funds and time to achieve these goals.
Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Year 2000 Compliance

     Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant. The Company has no relationship with any third parties which are dependent on computers other than its bank. The Company's bank has reported that it is Year 2000 compliant.

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a) Exhibits

                         Exhibit No.              Description

                      27                Financial Data Schedule

   (b) Reports on Form 8-K

   None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLOR STRATEGIES
                                   (Registrant)

Date: MAY 26, 1999              By: /s/ Tami Tischner
                                        ------------------------
                                         Tami Tischner
                                         President, Secretary/Treasurer
                                         Chief Executive Officer, Chief
                                         Financial Officer, Chairman of
                                         the Board of Directors