Form 10QSB
period 1999-06-30
COLOR STRATEGIES
filed 1999-08-12
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1999
                 Commission file number 000-25499

                         Color Strategies
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                        88-0390360
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

   3050 East 630 North, Suite D1, St. George, Utah         84790
   ________________________________________________      _____________
    (Address of principal executive offices)              (Zip Code)


                          (435) 628-8130
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 1, 1999, the issuer had outstanding 401,800 shares of its Common Stock, $0.001 par value.
                                1

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited financial statements of Color Strategies, a Nevada corporation (the "Company"), as of June 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                         COLOR STRATEGIES

                  (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

                          JUNE 30, 1999

                           (Unaudited)

                        TABLE OF CONTENTS


                                                                 Page Number


ACCOUNTANT'S REPORT ..................................................      1

FINANCIAL STATEMENT:

     Balance Sheet ...................................................      2

     Statement of Operations and Deficit
      Accumulated During the Development Stage .......................      3

     Statement of Changes in Stockholders' Equity ....................      4

     Statement of Cash Flows .........................................      5

     Notes to the Financial Statements ...............................      6

DAVID E. COFFEY
CERTIFIED PUBLIC ACCOUNTANT
3651 Lindell Road, Suite A, Las Vegas, Nevada 89103
(702) 871-3979


     To the Board of Directors and Stockholders of Color Strategies
     Las Vegas, Nevada


         I have compiled the balance sheet of Color Strategies as of June 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period ended in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.


        A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ DAVID COFFEY C.P.A.

David Coffey C.P.A.
July 23, 1999
                               F-1

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 1999
(Unaudited)


ASSETS

Cash                                                 $   27,144
Organizational costs less accumulated
   amortization of $133                                     402
Deposit                                                     600
                                                     ----------
    Total Assets                                     $   28,146
                                                     ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                     $      200
                                                     ----------
   Total Liabilities                                        200


Stockholders' Equity
   Common stock, authorized 25,000,000 shares
   at $.001 par value, issued and outstanding
   401,800 shares                                           402
   Additional paid-in capital                            36,336
Deficit accumulated during the development stage         (8,792)
                                                      ----------

Total Stockholders' Equity                               27,946

Total Liabilities and Stockholders' Equity           $   28,146
                                                     ===========

The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED June 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                              From Inception,
                                    January 1, 1999           March 24, 1998
                                    To June 30, 1999          To June 30, 1999
                                    ----------------          ---------------
Sales                               $   1,757                 $   2,207

Expenses
 Amortization                              53                       133
 Advertising                                0                       724
 Conference expenses                    1,552                     1,552
 Consulting                             2,000                     2,000
 Guest speakers                           500                       500
 Licenses and fees                        536                     1,031
 Office expenses                            0                       559
 Professional fees                      1,300                     1,300
 Rent                                   2,400                     3,200
                                        -----                     -----
Total expenses                          8,341                    10,999

Net loss                               (6,584)                   (8,792)
                                                               ==============
Retained earnings,
beginning of period                    (2,208)
                                    --------------
Deficit accumulated during
the development stage               $  (8,792)
                                    ==============

Earnings (loss) per share
   assuming dilution:
Net loss                            $    (.02)                    (.03)
                                    ==============             ==============

Weighted average shares outstanding   401,800                  338,737
                                    ==============             ==============


The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM March 24, 1998 (Date of Inception)
To June 30, 1999
(Unaudited)
                                                  Additional
                        Common       Stock        Paid-in
                        Shares       Amount       Capital        Total
                        -----------  -----------  ------------   ----------
Balance,
March 24, 1998                 ---  $       ---   $       ---    $     ---

Issuance of common
stock for cash
March of 1998              200,000          200         9,800       10,000

Issuance of common
stock for cash
August of 1998             201,800          202        50,248       50,450

Less offering costs            ---          ---       (11,888)     (11,888)
                        -----------  -----------  ------------   ----------
Less net loss                  ---          ---           ---       (2,208)

Balance,
December 31, 1998          401,800          402        48,160       46,354

Less offering costs              0            0       (11,824)     (11,824)

Less net loss                  ---          ---           ---       (6,584)
                        -----------  -----------  ------------   ----------
Balance,
June 30, 1999              401,800   $      402   $    36,336    $  27,946
                        ==========   ===========  ============   ==========


The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                               From Inception,
                                              January 1, 1999  March 24, 1998
                                             To June 30, 1999  to June 30,1999
                                             ----------------  ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss                                     $        (6,584)  $       (8,792)
Non-cash items included in net loss
 Amortization                                             53              133
Adjustments to reconcile net loss to
 cash used by operating activity
 Deposits                                                  0             (600)
 Accounts payable                                       (685)             200
                                             ----------------  ---------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  (7,216)          (9,059)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Organizational costs                                    0              535
                                             ----------------  ---------------
NET CASH USED BY
INVESTING ACTIVITIES                                       0              535

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     0              402
  Paid-in capital                                          0           48,160
  Less offering costs                                (11,824)         (11,824)
                                             ----------------  ---------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                            (11,824)         (11,824)
                                             ----------------  ---------------
     NET INCREASE IN CASH                    $       (19,040)  $       27,144
                                                               ===============

CASH AT BEGINNING OF PERIOD                           46,184
                                             ----------------
     CASH AT END OF PERIOD                   $        27,144
                                             ================


The accompanying notes are an integral part of these financial statements

                        COLOR STRATEGIES
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 1999


NOTES TO THE FINANCIAL STATEMENTS

Color strategies (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999, since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the period ended December 31, 1998.


UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.

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

     During the next twelve months the Company's plan of operation is to continue to introduce its Color/Image Strategies to various markets and hopefully achieve a certain amount of market penetration in one or more of these markets by achieving a client base. In order to achieve this, the Company has narrowed its target market, which was initially broad in scope, to three areas: (1) Motivational Seminars, (2) Keynote Speaking Services, and (3) One-on-One Image Consulting. The Company plans to continue to research and develop these markets. Although the Company had intended to pursue the market of employee and management training in the Hotel/Casino industry, at present time, the Company's efforts in this direction have found this market to be highly saturated and too competitive for the Company's resources. The Company will explore this market at a later time when resources allow.

     The Company held its first complete motivational seminar on May 15, 1999 in St. George, Utah. Revenues from this seminar were $1,757, with over 100 people in attendance. Management feels the quality of presentation and the performance of Ms. Tischner, the Company's President, and that of other special quest speakers was well taken, and the response of the people in audience was positive. The Company attributes the attendance to promotion, and a targeted audience of professional working women. The Company will continue to pursue this market aggressively. Although the Company experienced a slight loss on this seminar, the Company will adjust its seminar fees during the next quarter so that revenues are sufficient to cover costs with a slight profit. The Company, however, believes it must keep seminar fees competitive to encourage attendance and hopefully, as a result, a certain amount of name recognition will develop as well as referrals. The Company is currently planning a two day seminar to be held in Mesquite, Nevada in mid-September which is scheduled to honor Mary Kay all-star consultants. The cost will be $70 per person.

     To date, the Company has accumulated a net loss of $8,792. The Company's net loss for the six months ended June 30, 1999, was $6,584. The Company received revenues from one seminar during the quarter ended June 30, 1999 of $1,757 and the cost of producing such seminar was $1,552 with an additional $536 paid to Tami Tischner, the Company's President, who was the guest speaker at the seminar. The Company expended almost $11,000 during its six months ended June 30, 1999 on expenses associated with its offering which closed in August of 1998, and which were unpaid at its year ended December 31, 1998:
$5,789 during its first quarter and $6,035 during its second quarter. Other expenses incurred during the six month period ended June 30, 1999 were consulting fees of $2,000 and professional fees of $1,300 (legal and accounting).

     During the next twelve months, the Company's cash requirements will include its lease payments of $400 per month on the Company's office space in St. George, Utah, and approximately $1,000 per quarter for legal and accounting associated with compliance with SEC reporting requirements. Tami Tischner has agreed to defer her compensation of $1,000 per month approved by the Board of Directors until such time as the Company begins seeing more substantive revenues from operations. In addition, the Company will pay $500 per month for consulting fees in accordance with an agreement recently entered into with Progressive Management and Consulting, Inc. Progressive Management and Consulting, Inc. will perform bookkeeping, audit preparation and SEC filing. During the next year, therefore, the Company will need a minimum of $4,800 for lease payments, an estimated $4,000 for legal and accounting in order to meet compliance requirements as a "reporting company", and $6,000 for consulting fees, in addition to other day to day operating expenses. With only $27,000 to provide for its cash requirements, the Company has reassessed its needs. In addition to Ms. Tischner's deferral of her salary, the Company has also reduced its advertising budget to approximately $ 500 per month, and it is likely the Company will spend less than that if it continues on its current trend of incurring minimal advertising and marketing expenses. The Company has no plans for additional employees or for purchase of any equipment during the next 12 months unless the Company begins generating significant revenues. It is possible that the $27,000 available to the Company will be insufficient to fund operations for an additional 12 months without revenues from operations, especially if compliance with SEC reporting requirements costs more than anticipated.

     Since inception on March 24, 1998, the Company has funded its operations through offerings of its common stock: the Company's founders paid $10,000 for their initial stock position at inception and the Company raised an additional $50,450 in gross proceeds through the sale of unregistered common shares of
its stock during August of 1998.   If the Company does not succeed in seeing
limited revenues in the next nine to twelve months, it may be forced to seek additional financing, look at new business purposes or opportunities, or to discontinue operations altogether. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next nine months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

YEAR 2000

     The Company is currently addressing a universal situation know as the Year 2000 problem or the Y2K problem. The Y2K problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to year 2000 and beyond. The Company's internal computer operating system is Y2K compliant as is all software currently utilized by the Company. The Company does not intend to add any software to its operating system without making sure that it is Y2K compliant. The Company does not rely on computers for any purpose but day-today operations. The only other way the Company's perceives its business could be impacted by Y2K, is it could suffer some minor problems with hotel bookings/reservations systems in relation to seminars, if certain hotels do not prove to be Y2K compliant in their own operating systems.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report

     Exhibit no.       Description
      -----------       ------------
       10.2                Consulting Agreement with Progressive Management and
                        Consulting

   (b) Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              COLOR STRATEGIES
                                              (Registrant)

Date: August 10, 1999                    By:      /s/ Tami Tischner
                                              ------------------------
                                                   Tami Tischner