Form 10QSB
period 1999-09-30
COLOR STRATEGIES
filed 1999-11-10
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999
                 Commission file number 000-25499

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

     As of October 31, 1999, the issuer had outstanding 401,800 shares of its Common Stock, $0.001 par value.

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Color Strategies, a Nevada corporation (the "Company"), as of September 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                        COLOR STRATEGIES

                 (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                      September 30, 1999

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

DAVID E. COFFEY
CERTIFIED PUBLIC ACCOUNTANT
3651 Lindell Road, Suite A, Las Vegas, Nevada 89103
(702) 871-3979



     To the Board of Directors and Stockholders of Color Strategies
     Las Vegas, Nevada


         I have compiled the balance sheet of Color Strategies as of September 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period ended in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.


        A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ DAVID COFFEY C.P.A.

David Coffey C.P.A.
October 22, 1999

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 1999
(Unaudited)


ASSETS

Cash                                                           $   24,587
Organizational costs less accumulated amortization of $160            375
Deposit                                                               600
                                                               ----------
    Total Assets                                               $   25,562
                                                               ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                               $    1,700
                                                               ==========
   Total Liabilities                                                1,700

Stockholders' Equity
   Common stock, authorized 25,000,000 shares at $.001
     par value, issued and outstanding 401,800 shares                 402
   Additional paid-in capital                                      36,336
Deficit accumulated during the development stage                  (12,876)
                                                               -----------
Total Stockholders' Equity                                         23,862


Total Liabilities and Stockholders' Equity                     $   25,562
                                                               ===========


The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED September 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                               From Inception,
                                     January 1, 1999           March 24, 1998
                                   To Sept. 30, 1999         To Sept. 30, 1999
                                    ---------------           ---------------


Sales                                    $   2,258                 $   2,708

Expenses
 Amortization                                   80                       160
 Advertising                                     0                       724
 Conference expenses                         1,594                     1,594
 Consulting                                  3,500                     3,500
 Guest speakers                                500                       500
 Licenses and fees                             537                     1,031
 Office expenses                                 0                       560
 Professional fees                           3,115                     3,115
 Rent                                        3,600                     4,400
                                      --------------           --------------
Total expenses                              12,926                    15,584

Net loss                                   (10,668)                  (12,876)
                                                               ==============
Retained earnings,
  beginning of period                       (2,208)
                                      -------------
Deficit accumulated during
  the development stage               $    (12,876)
                                      =============
Earnings (loss) per share
   assuming dilution:
Net loss                              $       (.03)                     (.04)
                                      =============            ==============

Weighted average shares outstanding        401,800                   338,737
                                      =============            ==============



The accompanying notes are an integral part of these financial statements.

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM March 24, 1998 (Date of Inception)
To September 30, 1999
(Unaudited)

                                                 Additional
                       Common        Stock       Paid-in
                       Shares        Amount      Capital       Total
                       ----------    ----------  ------------  -----------
Balance,
March 24, 1998               ---     $     ---   $     ---     $      ---

Issuance of common
stock for cash
March of 1998            200,000           200         9,800        10,000

Issuance of common
stock for cash
August of 1998           201,800           202        50,248        50,450

Less offering costs         ---            ---       (11,888)      (11,888)

Less net loss               ---            ---          ---         (2,208)
                       ----------    ----------  ------------  -----------
Balance,
December 31, 1998        401,800           402        48,160        46,354

Less offering costs           0             0        (11,824)      (11,824)

Less net loss               ---            ---           ---       (10,668)
                       ----------    ----------  ------------  -----------
Balance,
September 30, 1999       401,800     $     402   $    36,336   $    23,862
                       ==========    ==========  ============  ===========




The accompanying notes are an integral part of these financial statements.
                               -4-

COLOR STRATEGIES
A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED September 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                             From Inception,
                                           January 1, 1999   March 24, 1998
                                           To Sept. 30, 1999 To Sept. 30, 1999
                                           -----------------  ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss                                   $       (10,668)   $      (12,876)
Non-cash items included in net loss
 Amortization                                           80               160
Adjustments to reconcile net loss to
 cash used by operating activity
 Deposits                                                0              (600)
 Accounts payable                                     (815)            1,700
                                           -----------------  ----------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                (9,793)          (11,616)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Organizational costs                                  0               535
                                           -----------------  ----------------
NET CASH USED BY
INVESTING ACTIVITIES                                     0               535

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                   0               402
  Paid-in capital                                        0            48,160
  Less offering costs                              (11,824)          (11,824)
                                           -----------------  ----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                          (11,824)           36,738
                                           -----------------  ----------------
     NET INCREASE IN CASH                          (21,597)   $       24,587
                                                              ================
CASH AT BEGINNING OF PERIOD                         46,184
                                           -----------------
     CASH AT END OF PERIOD                 $        24,587
                                           =================



The accompanying notes are an integral part of these financial statements

COLOR STRATEGIES
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999


NOTES TO THE FINANCIAL STATEMENTS
Color strategies (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the period ended December 31, 1998.


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

     The Company held its first complete motivational seminar on May 15, 1999 in St. George, Utah. Revenues from this seminar were $1,757, with over 100 people in attendance. Management feels the quality of presentation and the performance of Ms. Tischner, the Company's President, and that of other special quest speakers was well taken, and the response of the people in audience was positive. The Company attributes the attendance to promotion, and a targeted audience of professional working women. The Company will continue to pursue this market aggressively. Although the Company experienced a slight loss on this seminar, the Company will adjust its seminar fees during the next quarter so that revenues are sufficient to cover costs with a slight profit. The Company, however, believes it must keep seminar fees competitive to encourage attendance and hopefully, as a result, a certain amount of name recognition will develop as well as referrals. The Company had planned to organize and hold a two day seminar in Mesquite, Nevada; however, Ms. Tischner, after reviewing all the requirements to this type of seminar, decided to participate as a guest speaker for a fee of $500. After expenses the Company's net profit for this engagement was $457.

     To date, the Company has accumulated a net loss of $12,876. The
Company's net loss for the nine months ended September 30, 1999, was $10,668. The Company received revenues from guest speaking engagements during the quarter ended September 30, 1999 of $500 and the cost of this engagement was $43. The Company expended almost $13,000 during its nine months ended September 30, 1999, the majority of which were expenses associated with its offering which closed in August of 1998, and which were unpaid at its year ended December 31, 1998: $5,789 during its first quarter and $6,035 during its second quarter and $1,052 during its third quarter. Expenses in the Company's fourth quarter were limited to its monthly lease payments, payments to Progressive Management, its consultant (prior to its agreement to defer fees), legal and accounting expenses, as well as nominal day-to-day operating expenses.

     During the next year, the Company will need a minimum of $4,800 for lease payments, an estimated $4,000 for legal and accounting in order to meet compliance requirements as a "reporting company", in addition to other day to day operating expenses. Ms. Tischner has continued to defer her agreed upon $1,000 per month salary. Also, the Company's normal $500 a month consulting fee to Progressive Management and Consulting, Inc. has been deferred until such time the Company's cash flow position can support such payment. Progressive Management and Consulting, Inc. has agreed to continue performing bookkeeping, audit preparation and SEC filing on a deferred basis. In an effort to further reduce expenses, the Company has also reduced its advertising budget to approximately $ 500 per month, and it is likely the Company will spend less than that if it continues on its current trend of incurring minimal advertising and marketing expenses. The Company has no plans for additional employees or for purchase of any equipment during the next 12 months unless the Company begins generating significant revenues. It is possible that the approximate $25,000 available to the Company at September 30, 1999, will be insufficient to fund operations for an additional 12 months without revenues from operations, especially if compliance with SEC reporting requirements costs more than anticipated.

     Since inception on March 24, 1998, the Company has funded its operations through offerings of its common stock: the Company's founders paid $10,000 for their initial stock position at inception and the Company raised an additional $50,450 in gross proceeds through the sale of unregistered common shares of its stock during August of 1998. If the Company does not succeed in seeing limited revenues in the next nine to twelve months, it may be forced to seek additional financing, look at new business purposes or opportunities, or to discontinue operations altogether. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing 12 methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next nine months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report

     Exhibit no.       Description
      -----------       ------------
     27             Financial Data Schedule

   (b) Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              COLOR STRATEGIES
                                              (Registrant)

Date: November 8, 1999           By:           /s/ Tami Tischner
                                              ------------------------
                                                   Tami Tischner