Form 10KSB
period 1999-12-31
FLEXXTECH CORP
filed 2000-11-20
CIK 1069778

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                      ----------------------------------
                                  FORM 10KSB
                      ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-25499

                               COLOR STRATEGIES
                ----------------------------------------------
                                 (Former Name)

                        INFINITE TECHNOLOGY CORPORATION
                ----------------------------------------------
                                  (New Name)
                (Name of Small Business Issuer in its Charter)


             Nevada                                   88-0390360
    ------------------------------             -----------------------
    (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)             Identification Number)


5777 W. Century Boulevard
Suite 775-A, Los Angeles, California                 94010
----------------------------------------          ----------
(Address of Principal Executive Offices)          (Zip Code)


                                (310) 342-0794
                ----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

 Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                     NONE

 Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                         Common Stock $0.001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The revenue of Infinite Technology Corporation for the fiscal year ended December 31, 1999, was $2,257.

     As of December 31, 1999, Infinite Technology Corporation had no public trading market for its common stock. The aggregate market value of the common equity held by non-affiliates of Infinite Technology Corporation on December 31, 1999, based on a sales price of $0.25 pursuant to the private placement of 201,800 shares to non-affiliates (forward split to equal 2,642,230 shares), was $50,450. Directors, Officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of Infinite Technology Corporation's Common Stock as of December 31, 1999, was 2,668,417.

     Transitional Small Business Disclosure Format (check one): Yes [] No [x]


                           Exhibit Index:  Page  25

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     Item 1   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2   Description of Property . . . . . . . . . . . . . . . . . . .  11
     Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  11
     Item 4   Submission of Matters to Vote of Security Holders . . . . . .  11

PART II
     Item 5   Market For Common Equity and Related Stockholder Matters. . .  11
     Item 6   Management's Discussion and Analysis or Plan of Operation . .  13
     Item 7   Financial Statements. . . . . . . . . . . . . . . . . . . . .  17
     Item 8   Changes and Disagreements with Accountants. . . . . . . . . .  25
     Item 9   Directors, Executive Officers, Promoters and Control Persons.  25

PART III
     Item 10  Executive Compensation. . . . . . . . . . . . . . . . . . . .  26
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management. . . . . . . . . . . . . . . . . . . . . . . . . .  28
     Item 12  Certain Relationships and Related Transactions. . . . . . . .  29
     Item 13  Exhibits and Reports on 8-K . . . . . . . . . . . . . . . . .  30


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . .  18

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Statements of Operations and Deficit Accumulated During the Development
  Stage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Statement of Changes in Stockholders' Equity For the Period From
  March 24, 1998 (Date of Inception) to December 31, 1999 . . . . . . . . .  21

Statements of Operations and Deficit Accumulated During the Development
  Stage (With Cumulative Figures From Inception). . . . . . . . . . . . . .  22

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  23

                                    PART I

ITEM 1.  BUSINESS

  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, Registrant claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets served by the companies; competition from others in the same markets and other industry segments; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

  THE COMPANY

  History
  -------

  Infinite Technology Corporation (the "Company" and/or the "Registrant") was incorporated in the State of Nevada on March 23, 1998 as Color Strategies, Inc. The Company initially had 25,000,000 shares of common stock authorized, par value $0.001 per share. The Company's business purpose is that of creating and presenting self-improvement and motivational seminars which utilize the concept of image and style enhancement. The Company made an initial private placement of 200,000 shares of Common Stock in March 1998 which provided $10,000 in initial start-up capital. The Company thereafter raised gross proceeds of $50,450 in an offering which closed in August of 1998. The placements and offerings were conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act"), and, the second offering was also registered in the State of Nevada. The Company used the proceeds from these offerings to fund the start-up-phase of its business operations, including the initial development and marketing of seminars and workshops which focused on integrating image and color strategies with motivational and self-improvement seminars, as well as its initial general business operations phase. From its inception until the date of this report, December 31, 1999, the Company has had only minimal and limited material operations.

  On October 1, 1999 the Company purchased 198,000 shares of common stock from Ms. Tischner, its President and CEO, for $10,000 and retired such shares to the Company's pool of authorized but unissued shares. On December 20, 1999 the Company amended its Articles of Incorporation to increase its authorized Common Shares from 25,000,000 shares to 100,000,000 shares authorized. On December 20, 1999 the Company changed its name to Infinite Technology Corporation. On the same date, December 20, 1999, the Company effected a 13.09322865 to 1 forward stock split. As of December 31, 1999, the Company had 2,668,417 shares outstanding.

  Business
  --------

  Principal Products or Services and Their Market

  Color Image Strategies - Image and Style Enhancement

  The Company's business purpose is to provide specialized training in motivation and self-improvement through seminars and/or workshops. The Company has introduced to the established topics of self-improvement and motivation the concepts of image and style enhancement. The Company calls its concept "Color/Image Strategies." Because the Company believes that identifying personality characteristics through color codes can be beneficial to self motivation and interaction between individuals, the Company's business goal is to integrate its Color/Image Strategies with motivational and self-improvement topics through the use of seminars, workshops, specialized training services, and public speaking engagements. The seminars and workshops are developed to help the individual participants understand who they are, how they react, and how they interact in society as well as the business world.

  The Color/Image Strategies concept is designed to assist self improvement through image, style, and color, and, combined with knowledge of oneself, may serve to improve communication and interaction with others as well as possibly improve work performance. In other words, Color/Image Strategies might enhance an individuals performance and potential success in dealing with other people through self-examination, identification of strengths and weaknesses, and introducing life changing personality characteristics for better living and improved work habits. Once such personality strengths are identified, a person may have the opportunity to enhance and strengthen his/her self-image by proper dress and image consulting.

  The Motivational and Self-Improvement Industry

  The motivational and self-improvement industry is relatively established.
This is also true in connection with keynote speaking, which was pioneered by such individuals as Zig Ziglar, Anthony Robbins and Stephen Covey. It is also a large industry of seminars and professional speaking with many different facets. There are thousands of professional speakers, hundreds of speakers' bureaus (organizations which represent the professional speakers) and a variety of market niches in the industry which include both the corporate world as well as a variety of non-corporate organizations. The current trend in topics appears to include time management, organization, self-motivation, and "dealing with change" due to corporate restructuring. The Company is attempting to take advantage of the popularity of the industry by adding its Color/Image Strategies and by tailoring its seminars, workshops, and keynote speakers, to meet the specific needs of each individual client. Thus, the Company's marketing approach is to sell its Color/Imaging Strategies concept to an end-user, and then tailor a presentation utilizing such strategies which is designed specifically to meet the needs of the client. The Company's marketing program is based on its ability to present customized presentations to accommodate a specific audience through the use of seminars, workshops and motivational speakers, as well as utilizing Color/Image Strategies for everything from one-on-one consulting to mass media consulting. The Company currently focuses on image, style and color concepts in the following areas within the industry:

  1.  Employee and Management Training

  2.  Trade and Professional Associations

  3.  Motivational Keynote Speaking Engagements

  4.  Image and Motivational Individual "One-on-One" Consulting

  5.  Fashion Shows

  6.  Mass Media Consulting

  Target Markets

  The application of Color/Imaging Strategies is extremely broad and can be beneficial for individuals in pursuing their own goals as well as corporations, businesses and professional organizations in the areas of management and employee training. Due to the limited capital available to it, and the uncertainty of the product's success and marketability, management is attempting to prove the commercial viability of its Color/Image Strategies by successfully utilizing its color and image strategies in one or more of the following target markets discussed below. The Company's business scope is broad, and it believes that it is premature to narrow its target market. It will pursue all areas until such time at it develops its own market niche or it determines that it cannot successfully develop its business plan. The Company continues to use its initial marketing approach, that is, to solicit interest in its concept, and pursue various markets as they arise by adapting its concepts to the end-user. The Company's largest hurdle is convincing its various target markets that the use of its Color/Image Strategies will prove beneficial. Once any of the following markets are penetrated by the Company, it plans to pursue and increase that penetration aggressively. The following are various markets the Company has identified for possible development:

  1. Employee and Management Training - One of the most successful uses of Color/Image Strategies may prove to be in corporate hiring strategies and employee relations. Management training seminars will help management recognize the strengths and weaknesses in various types of personalities which are identified in terms of colors. Management will then be better able to identify their personnel needs in terms of both hiring and promotion, as well as establish training programs which will increase employee performance and improve employee/management relations. By understanding the differences, strengths and weaknesses on a more individualized basis, management can maximize its personnel by relating to employees in an manner which will /achieve the highest performance from each employee. Employees can learn how to enhance their own personalities, more clearly define their goals, abilities, and ambitions, and improve both their work habits and relationships with employers, thus maximizing chances for success. The Company believes that the Hotel/Casino industry will be one of its initial target market for its Color/Image Strategies seminars and workshops in the area of employee and management training, especially that of the greater Las Vegas area. The Company hopes to negotiate contracts with various casinos and hotels to provide training seminars and services to new employees. The

Company will formulate an individualized approach for each client which will be combine such client hotel/casino's new employee orientation program with Color/Image Strategies. The Company hopes to negotiate contracts which will based on a standard weekly compensation fee rather than on price per person thus providing the Company with consistent revenues. The Company will also be utilizing the client's facilities for its employee management training. The Company believes that its strategies will help these employers establish better and more productive relationships with their employees by helping the businesses identify personality characteristics, maximizing positive traits and placing and promoting individuals in areas which utilize the positive character traits.

  2. Training Videos - The Company will also target mass media for its Color/Image Strategies. The Company believes that there will be a demand for color and image consulting in production of videos and tapes by various companies because it can be used to stylize the image of training videos, infomercials and demonstration tapes. The Company has been contacted by at least one company to provide consultation in the production of an infomercial and intends eventually either to sub-contract on a case by case basis to various companies to provide consultation on color and imaging in production while in the planning stage, or to achieve a long-term contract with a production company to provide consultation services. Additionally, the Company intends to develop a "self help" key note speech into a motivation tape for purchase. The Company is looking into costs of production of the same with various companies.

  3. Motivational Workshop Seminars - the Company hopes to provide workshops and seminars to various organizations, especially trade and professional associations which would be enhanced through an introduction of Color/Image Strategies. In such case, the Company would tailor its seminar or workshop to a specific audience. These workshops and seminars may include such events as fashion shows, "dress for success" and other types of image consulting, and make-up consulting.

  4.  Motivational and Keynote Speaking Services - the Company hopes to provide
key note and motivational speaking to seminars and/or workshops.    The Company
hopes to promote interest in speaking at other motivation and self-help seminars sponsored by various companies or organizations. Such speaking services will be provided by Tami Tischner and the Company has not identified any other speakers who would speak on the Company's Color/Image Strategies.

  5. One-on-One Image Consulting - The Company also has the ability to provide individualized consulting services on a one on one basis. Individualized consulting could be highly beneficial to persons who are not maximizing their potential and would like to improve their own communication skills and interaction with others by identifying personality strengths and weaknesses and then enhancing those strengths though proper dress and image consulting.

  The Company has chosen its initial geographical market to be Las Vegas, Nevada and Southern Utah. It is also investigating Arizona, California and other areas of Utah, and will target companies in those geographical areas which it believes will benefit from its services. To date, the Company has achieved its insignificant revenues in motivational and workshop seminars, key note speaking and one on one consultations.

  Recent Developments - Seeking New Business Opportunity

  Because the Company is proceeding slower than anticipated in achieving revenues from its business operations , during its fourth quarter of 1999, it elected to begin actively seeking and investigating other business opportunities for acquisition. An acquisition of a business opportunity by the Company may be made be merger, exchange of stock or otherwise. The Company has extremely limited sources of capital. In order to effect such a contemplated transaction, the Company repurchased shares held by an officer and director, Tami Tishner and retired those shares to the pool of authorized but unissued shares. The Company's split its issued and outstanding shares in a 13.09322865 to 1 forward split and hired a consulting firm to assist it in seeking new business opportunities and necessary funding.

  The selection of a business opportunity is a complex and extremely risky. There can be no assurance that management will be successful in identifying and acquiring a business opportunity that will ultimately prove beneficial to the Company and its stockholders.

  In seeking new business opportunities Management intends to consider:

  (1) the potential for growth and profitability, indicated by new technology anticipated market expansion or new products:

  (2) its perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

  (3)  the extent to which the business opportunity can be advanced;

  (4)  capital requirements and anticipated availability of funds;

  (5) competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

  (6) strength and diversity of existing management or new management that are scheduled to be recruited in connection with the new business prospect;

  Management will attempt to analyze all of the above factors as well as others appropriate to each opportunity and make a determination based upon reasonable investigative measures as well as advise from consultants with expertise in seeking and investigating business opportunities.

  Distribution Methods of the Products or Service

  Until such time as the Company can formulate a clear business plan and marketing approach, it will be unable to delineate what methods will be best for distribution of its Color/Image Strategies. Initially, the Company's goal has been to make contacts and establish a client base in the various target markets that it believes to present the most potential for its concept. The Company must gain an interest in its concept before it can capitalize on it. Therefore, it will be dependent on advertising and publicity to bring awareness of the Color/Image Strategies concept to potential end-users. Ms. Tischner has been actively seeking speaking engagements in order to bring about an interest and awareness in the Color/Image Strategies Concept. In the past she spoke to the St. George, Utah Chamber of Commerce, to the Business of Professional Women also in St. George, Utah, to the St. George Fire Department, and at Mary Kay, Inc. conferences in Nevada, Utah, Idaho, Texas, and Louisiana. The Company also worked on an advertising campaign with AW Marketing, a Utah based advertising company. It intends to launch a campaign with coupon books advertised over local radio stations in Southern Utah and Nevada. The Company will work on a one-on-one basis as a personal consultant enhancing and strengthening an individual's self-image through proper dress and cosmetics.

  The Company relies upon word-of-mouth and referrals to establish a client base. When the Company is able to better identify and focus on more specific markets, it will adjust its distribution methods accordingly. At such time, once it has built its market profile, it anticipates advertising through direct mail. Currently, as discussed above, the Company is advertising inside coupon books sold through a radio station that broadcasts in the Southern Utah and Southern Nevada areas. It is also looking for other business opportunities unrelated to its current product.

  Status of any Publicly Announced New Product or Service

  None

  Competitive Business Conditions/Competitive Position in the Industry/Methods of Competition

  The image and self-improvement speaking and seminar industry is highly competitive with respect to name recognition, quality of presentation, and location of engagement. There are numerous companies in the industry which are well established and possess greater name recognition, and substantially greater financial, marketing, personnel and other resources than the Company. The Company can also expect to face a very broad range of competition in the industry which include mass media consulting companies and fashion show promoters. Many of the Company's competitors have already achieved recognition at the national, regional and local levels. In addition, many of these competitors are represented by speaking bureaus, and/or promoted by established promoters in their respective industries and/or these competitors engage in extensive advertising and promotional programs on their own. These well established companies have also developed training and marketing strategies for dealing readily with changes in the industry. The Company can expect to compete in the Las Vegas area (where it will begin its initial marketing) with numerous
well established, successful companies.   Such competitors include Express
Yourself Seminars, Image Dynamics, Image Consulting, and Rapport Leadership Institute, all well established organizations. General competition in the industry is also anticipated from such successful companies as Key Seminars Speaker Bureau, TEAM Seminars, Speakers Unlimited, SkillPath Seminars, and image/self improvement speakers such as John Maxwell and Donte.

  The Company believes that its competitive advantages will be the following:

  1. Pricing. Most competitors in the industry currently focus on price per person and size of attendance. Current prices range from $50 - $1,000 per person depending on the total time required to address each contracted need.

The Company does not plan, during its development stage, to compete with those companies by attempting to attract large audiences. It will limit itself to establishing market awareness of its concept and gaining a foothold in one of its target markets by offering its services as at a lower cost.

  2. Subject Matters of Seminars. The Company believes that its largest advantage will be its subject matter and the quality of presentation. The Company believes that its subject matter is unique because it emphasizes a motivational theme coupled with the Company's application of Color/Imaging Strategies. The Color/Image Strategy concept is based on the Company's belief that self improvement through image, style, and color combined with knowledge of oneself can serve to improve communication and interaction with others as well as improve work performance. In other words, Color/Image Strategies can enhance an individuals performance and success in dealing with other people through self-examination, identification of strengths and weaknesses, and introducing life changing personality characteristics for better living and improved work habits. Once such personality strengths are identified, a person can enhance and strengthen his/her self-image by proper dress and image consulting. The Company believes that it is introducing a new concept to self-help and motivational topics through such vehicles as: Employee and Management Training, Training Videos, Motivational Workshop Seminars, Motivational and Keynote Speaking Services, and One-on-One Image Consulting. These vehicles are not new to the speaking industry; however, it believes the color and imaging concepts combined with such vehicles are original in the industry and not yet exploited. The Company believes the One-on-One Imaging Consulting as a starting point for the Company might be the niche that sets it above the competition.

  3. Lower Overhead. The operating costs for national competitors can be expensive. Professional speakers that are represented by speaking bureaus pay 20-30% of the gross revenue for representation and booking. The Company plans to avoid this expense by establishing direct contracts with potential clients. The Company will benefit from conducting business operations in Las Vegas, Nevada, the nation's largest convention center, by reducing travel expenses, equipment rental, and other miscellaneous overhead expenses.

  The Company's ability to compete will be based on its ability to: (1) utilize its Color/Image Strategies to enhance known concepts of self improvement and motivational seminars, (2) offer services which are both high in quality and competitively priced, and (3) successfully penetrate markets which already have a large variety of similar services available to them. In addition it will also depend on its ability to recognize and respond to trends in its potential and existing market sectors. The Company will, therefore, face a substantial degree of competition in all of the market segments it intends to pursue. Even if the Company is successful in forming a client base and making inroads into one or more market segments, the Company's concept is not considered proprietary and there is no assurance that another company or organization with far more resources, experience and name recognition in the industry, will not develop a similar strategy and/or concept.

  Sources and Availability of Raw Materials/Names of Principal Suppliers

  The Company is not dependent on any raw materials or principal suppliers. It will produce its own seminars and provide its own key note speakers. The Company is, however, highly dependent on Tami Tischner, who is an officer and director of the Company and the developer of the Color/Image Strategies concept an will, at least initially, provide the majority of the expertise in seminar production as well as be the prime keynote speaker.

  Dependence on Major Customers

  The Company is not dependent on a few major customers. It does not as of this date have any customers, and has not narrowed its marketing focus to any clearly identifiable target market.

  Patents, Trademarks, Licenses, Franchises, Concessions, Royalties Agreements, Labor Contracts

  The Company has no patents, trademarks, licenses, franchises of concessions
nor is it a party to any royalty agreements or labor contracts.    The Company
is developing a logo and may register it as the Company grows. The Company does not have any special know-how or proprietary information at this time other than its speech material which cannot be patented. The Company understands that speeches can be copyrighted, therefore, the Company is looking into copyright privileges in reference to speeches and training outlines with the Copyright Office, Library of Congress, Washington DC.

  Need for Government Approval

  None

  Effect of Existing or Probable Government Regulations

  The only existing or probable government regulations affecting the Company will be the Company's need to comply with regulations which affect each of its clients on a case by case basis. For example, when conducting employee orientation on the premises of a hotel/casino, the Company will be subject and must comply with all safety/health regulations and rules to which the client is subject. The Company may be required to meet certain federal, state and local regulatory standards in such areas of insurance, bonding and/or sheriff cards in
connection with some of the seminars or workshops it conducts.   The Company
does not know as of this date what the effect of such regulations will be on its business or operations.

  Research and Development Activities in the Past Two Years

  The Company has been in business only since March of 1998. No money has been spent on research and development. The Company's business development will be initially funded by capital raised in its recent offering.

  Total Number of Employees

  The Company has no employees as of this date other than Tami Tischner who is also the Company's President, Secretary/Treasurer and a director. The Company, upon commencement of business operations, intends to compensate Ms. Ticshner at a rate of $1,000 per month. The Company has no plans to hire any additional employees during the next twelve months. Once the Company is established, it may hire some additional part-time employee to assist in preparation and presentation of seminars.

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company does not own any real property. However, the Company currently leases, on a month to month basis, office space consisting of approximately 300 square feet located in St. George, Utah. The monthly lease payment is $400. The lessor is Wagon Master, a company owned by or otherwise affiliated with Mr. Jerry Tischner, the husband of the Company's President. The lease commenced on November 1, 1998.

ITEM 3.  LEGAL PROCEEDINGS

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 20, 1999, the holders of more than a majority of the Company's common stock approved by written consent (a) amendment of the Company's its Articles of Incorporation to increase its authorized Common Shares from 25,000,000 shares to 100,000,000 shares authorized; (b) amendment of the Company's its Articles of Incorporation to change its name to Infinite Technology Corporation; and a 13.09322865 to 1 forward stock split. No meeting was held for the above written consent. The written consent was obtained on December 20, 1999.

  Under Nevada law, no meeting of the stockholders was required to approve the above actions. Pursuant to Section 78.320 of the Nevada Revised Statutes, Unless otherwise provided in the articles of incorporation or the bylaws, any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding at least a majority of the voting power. As of December 20 1999, the date of the vote, the Company had outstanding 2,668,417 shares of common stock. 2,001313 shares of common stock voted in favor of each of the above actions. No proxies were solicited. Accordingly, the Company did not provide its stockholders with an Information Statement, pursuant to Schedule 14C or otherwise, concerning such actions.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information
  ------------------

  The Company has no public trading market for its common stock. Although the Company intends to explore the possibility of obtaining quotation of its common shares on the NASD Over-the-Counter Bulletin Board or the Pink Sheets Over-The-Counter Quotation Service in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining quotation for its securities on the NASD OTC Bulletin Board, the Pink Sheets OTC Quotation Service, or on some other quotation facility or exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

  The Company has completed two offerings of its Common Stock. In March of 1998 the Company completed a private placement of 200,000 shares of its

Common Stock to founding stockholder(s) at $0.05 per share for at total price of $10,000. The foregoing sum constituted the initial capitalization of the Company. The private placement was made in reliance on the exemptions afforded by Section 4(2) of the Act and Rule 504 of Regulation D. In August of 1998 the Company sold 201,800 shares of its Common Stock at $0.25 per share for a total price of $50,450. The sale was made in reliance on the exemptions afforded by
Section 4(2) of the Act and Rule 504 of Regulation D. The sale was registered pursuant to Section 90.490 of the Nevada Revised Statutes. The Nevada Registration Statement became effective in Nevada on August 6, 1998.

  Of the 2,668,417 common shares of the Company's Common Stock currently issued and outstanding, 2,642,230 are owned by non-affiliate stockholders and 26,187 are held by one officer and director. All of the foregoing Stock was sold in the offerings described above and issued in reliance on the private placement exemption of Section 4(2)of the Securities Act.

  If a market for the Company's common shares were to develop, such 26,187 restricted shares, held by the officer and director would not be available for sale in the open market without registration, except in reliance upon Rule 144 under the Act or some other applicable exemption. In general, under Rule 144, a person or persons whose shares are aggregated, who beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed "affiliates" of the Company as that term is defined under the 1933 Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale provided current public information is then available. As of December 31, 1999, the 26,187 shares issued in reliance upon Section 4(2)and therefore considered "restricted", have been beneficially owned since March 30, 1998 which made them eligible for resale under Rule 144 as of March 31, 1999, provided all of the applicable terms and conditions of Rule 144 are met, and provided a public market exists for the Company's Common Stock.


  On October 7, 1998 the Company submitted a Form 211 to the NASD Regulation pursuant to Rule 15c2-11. The Form 211 was accepted by the NASD Regulation on May 26, 1999. On March 5, 1999, the Company filed a Form 10-SB12G for the registration of its outstanding common stock. The Company filed a Form 10-SB12/A on May 14, 1999.

  Holders
  -------

  As of December 31, 1999, there were approximately 40 holders of record and [_____] beneficial holders of the Company's common stock.

  Dividend Policy
  ---------------

  On December 20, 1999, the Company forward split its shares of Common Stock and issued to its stockholders an extra 12.09322865 shares of Common Stock for each share outstanding. This forward split was not treated as a dividend. The Company has not had earnings to date. The Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business. Therefore, the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in this discussion and elsewhere in this Form 10-KSB. The Company does not intend to update these forward looking statements.

  Revenues
  --------

  The Company achieves revenues from the motivational and self-improvement industry. Total revenues for the year ended December 31, 1999 were $2,257 as compared to $450 in 1998. The increase in 1999 revenues are attributed to the number seminars provided by the Company.

  Cost of Sales
  -------------

Costs of sales increased in 1999 resulting in a gross profit margin of only 7%. The increase in cost of sales is attributed to an increase in the number of seminars.

  Operating Expenses
  ------------------

  Operating Expenses and General and Administrative expenses consist of advertising, consulting fees, office expenses, professional fees and rent.

  Income Taxes
  ------------

  No provision for federal and state income taxes has been recorded because The Company has incurred net operating losses since inception. As of December 31, 1999, the Company had available for federal and California purposes net operating loss carryforwards approximating $27,000 and $2,500, respectively. The federal and California carryforwards are available to offset future taxable income and expire beginning in fiscal 2013. Deferred income tax assets arising from such loss carryforwards have been fully reserved as of December 31, 1999.

  Liquidity and Capital Resources
  -------------------------------

  Net cash used in operating activities was $21,490 for the year ended December 31, 1999.

  The Company total assets decreased between 1998 and 1999 from $46,784 to $2,869. Cash as of December 31, 1999 was $2,869 as compared to $46,184 as of December 31, 1998. This change was primarily due to and increase in general and administrative expenses which were mostly fees and offices expenses and in October of 1999, the Company signed an engagement letter with Sierra Nevada Advisors, Inc. to serve as Corporate Finance Advisor with regards to issues of raising additional working capital, and or seeking strategic acquisition candidates. The Company believes that the pursuit of its current business plan may be inadequate and the company must act diligently to preserve and build shareholder value.

  As of December 31, 1999 Sierra Nevada Advisors have not obtained additional funds, and or introduced the Company to any potential acquisition candidates.

  Net losses at fiscal year ended 1999 were $24,535 as opposed to losses of $2,663 in 1998. When comparing the 3 month periods ended December 31, the Company had net losses in the fourth quarter of 1999 of $13,251 compared to losses of $1,048 in the fourth quarter of 1998. The increase in the Company's net losses are due to both an increase in costs of sales, and an increase in general and administrative expenses. In 1999 fourth quarter, expenses were $11,500 reflecting the payment of $10,000 to Sierra Nevada Advisors, Inc., a consultant, and accounting expense of $1,500, professional fees of $1,717 and rent expenses of $600.

  Cash Flows from Operations
  --------------------------

  Although the Company had revenues from operations in 1998 and 1999, respectively, it experienced a net loss from operations each year. Revenues from operations were insufficient to fund its daily operations. The Company conducted financing through an offering of its common stock to fund start up costs and losses from operations in 1998 and 1999. The Company does not believe that revenues received during 1999 are indicative of its results of operations in the fiscal year of 2000.

  Financing Activities
  --------------------

  The Company has funded its operations mostly through contributions by officers and directors in March of 1998, and expects that the funds it raised in its offering in August of 1998 ($50,450 in gross proceeds), which are largely not yet expended, will be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well at provide for costs of implementing its marketing strategies.

  Cash Requirements over the Next Twelve Months
  ---------------------------------------------

  During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings; (2) compensation to Tami Tischner of $1,000 per month; (3) Lease payments on a office area at 5015 W. Sahara Ave., Las Vegas, NV 89146; and (4) expenses associated with SEC reporting compliance. The Company, therefore, will require a minimum of $25,000 for the next 12 month for compensation for services and lease payments. The Company believes that the funds it raised in its offering in April of 1999 ($50,300 in gross proceeds), of which the Company has approximately $2,869 remaining, will not sufficient to provide for the foregoing cash requirements in the next twelve months.

  Need for Additional Financing
  -----------------------------

  If the Company does not experience an increase in volume of sales as well as an improved profit margin in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans.
Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

  Plans to Raise Capital
  ----------------------

  The Company currently plans to raise additional capital during at least the first two quarters of the fiscal year ending December 31, 2000. The Company expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses and technologies that are anticipated to be either complementary to the existing business of the Company or in a new line of business altogether. If the Company does not successfully address the need to raise capital, the Company's ability to continue to conduct business would be seriously harmed.

  Year 2000 Issues
  ----------------

  Management has not encountered any problems with the Company's accounting and operational systems. Management believes the operating systems in which the company utilizes be to compliant and fully operational.

  The Company is not dependent on computers other than for its internal bookkeeping which is performed on a Microsoft Windows 98 operating system. The Company has no relationship with any third parties which are dependent on computers other than its bank.

  Risk Factors
  ------------

  Lack of Operating History. The Company was only recently organized and did not commence any material operations until its offering of common stock in August of 1998. Since August, the Company has had only minimal material operations. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

  Competition. The image and self-improvement speaking and seminar industry is highly competitive with respect to name recognition, quality of presentation, and location of engagement. There are numerous companies in the industry which are well established and possess greater name recognition, and substantially greater financial, marketing, personnel and other resources than the Company. The Company can also expect to face a very broad range of competition in the industry which include mass media consulting companies and fashion show promoters. Many of the Company's competitors have already achieved recognition at the national, regional and local levels. In addition, many of these competitors are represented by speaking bureaus, and/or promoted by established promoters in their respective industries and/or these competitors engage in extensive advertising and promotional programs on their own. These well established companies will also have developed training and marketing strategies for dealing readily with changes in the industry. The Company can expect to compete in the Las Vegas area (where it will begin its initial marketing) with numerous well established, successful companies.

  No Formal Market Feasibility Study. The public speaking/seminar industry is vast with over 30,000 professional speakers, and hundreds of specialized topics. The performance of an individual company can be affected by such factors as advertising, promotion, target audiences, and quality of presentation. The Company has not performed a formal market feasibility study to determine if the services it proposes to perform will be widely accepted and will be able to compete in this industry sector. This lack of a geographically specific market analysis could have a negative impact on the success of the Company's business operations. Although the Company intends to study its potential market region, and define its potential marketing area along with the types of markets which do exist for image and self-improvement seminars, workshops and training, the Company has not yet delineated the same and does not believe it has sufficient resources and topics to specialize its services and topics. As a result, the Company must be able to stay advised to industry trends and remain flexible enough to address client needs. There can be no guarantee that the Company will be successful in doing so.

  Conflicts of Interest. Both of the Company's officers/directors are involved with other business interests which will take a portion of their time. These individuals will not, therefore, devote 100% of their time to the Company. Tami Tischner, the Company's President, Secretary/Treasurer and a Director, is involved with other business interests which demand her time especially her position as an independent sales director for Mary Kay, Inc. (more commonly known in the industry as Mary Kay Cosmetics). Ms. Tischner received her background and training through her long time association with Mary Kay, Inc.; such training has influenced her development of the color and imaging concepts which she intends to apply to seminars and motivational workshops. In fact, much of Ms. Tischner's public speaking experience and concept development is a result of such association with Mary Kay, Inc. Although Ms. Tischner is an independent party and not bound by any contracts or employment agreements with Mary Kay, Inc. regarding seminar presentation or public speaking events, in recent times, she has been contracted by Mary Kay, Inc. to perform similar services for seminars as she will perform on behalf of the Company. It is Ms. Tischner's intention that any speaking engagements and/or seminar presentations which Ms. Tischner now and hereinafter participates will be for the benefit of developing the Company's business, rather than for her own individual benefit. Ms. Tischner's main focus as an independent sales director for Mary Kay, Inc. is, and will continue to be, the training and motivation of the cosmetic sales consultants for Mary Kay, and Ms. Tischner does not believe the foregoing provides any direct or indirect competition with any of the Company's business purposes. However, a conflict of interest could arise if Ms. Tischner is contacted by Mary Kay, Inc., or some other company to provide public speaking, or organize seminars or employee/management training, etc. Because there is no non-compete agreement in effect between Ms. Tischner and the Company, Ms. Tischner could chose to perform such services as herself rather than as a representative of the Company. There is no assurance, therefore, if such a conflict of interest arose, that it would be resolved in favor of the Company.

  Inexperience of Management. Although Ms. Tischner has considerable experience in the color and image consulting and motivational speaking industry, management of the Company has no experience in running a company in the start-up and development stage. This lack of experience provides for considerable risk to the Company's ultimate success.

  Need for Additional Financing. Unless the Company is able to generate sufficient revenues to successfully develop and sustain its business operations, the survival of the Company will likely depend on additional financing. No assurance can be made that such financing would be available, and, if available, whether it would take the form of debt or equity financing. In either case, additional financing could have a negative impact on the Company's shareholders. The Company may seek financing in the form of debt financing in the form of a loan which could be from an individual or financial institution. Such loan could put the Company at risk for amounts greater than its assets, and, if not promptly repaid, could result in bankruptcy. If the Company attempted equity financing in the form of either a private placement or a another type of offering, there can be no assurance that the Company would be successful in selling such an offering or finding an underwriter willing to do; such an offering could result in further dilution to present shareholders.

  Dependence on Management/Key Personnel. The Company is extremely dependent on management. The loss of any of its officers could have a material adverse effect on the Company's business. Because of the Company's limited resources, no key person insurance has been, or will be purchased on any of its officers. In addition, the future success of the Company is dependent on the performance of Management, especially Tami Tischner, and her ability to attract and motivate and retain highly qualified employees. In addition, the Company's business plan is based almost entirely on concepts of color and image strategies developed and being developed by Ms. Tischner, and how the same can work to benefit individuals, businesses and mass media. The loss of Tami Tischner' services would have a material adverse effect on the Company. In addition to her services, Ms. Tischner also provides the Company, without charge the usage of her personal computer, copier, and miscellaneous office equipment, and her personal vehicle.

ITEM 7.  FINANCIAL STATEMENTS

  The following financial statements are included herewith: the Company's audited financial statements for the year ended December 31, 1998, and the audited financial statements for the year ended December 31, 1999.

                        INFINITE TECHNOLOGY CORPORATION


                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of Infinite Technology Corporation
(formerly Color Strategies)
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Infinite Technology Corporation (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from March 24, 1998, (date of inception) to December 31, 1999. These statements are the responsibility of Infinite Technology Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards required that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Infinite Technology Corporation as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from March 24, 1998, in conformity with generally accepted accounting principles.


David Coffey, C.P.A.
Las Vegas, Nevada
February 18, 2000

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS



                                     December 31,  December 31,
                                     1999          1998
                                     ------------  ------------

ASSETS

Cash                                 $      2,869  $     46,184
Deposits                                        0           600
                                     ------------  ------------
     Total Assets                    $      2,869        46,784
                                     ============  ============


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                     $      3,330  $        700
Loan from stockholder                           0           185
                                     ------------  ------------
     Total Liabilities                      3,330           885

Stockholders' Equity
   Common stock, authorized
   100,000,000 shares at
   $.001 par value, issued
   and outstanding 401,800
   shares and 2,464,617 shares,
   respectively, after giving
   effect to a 13.09322865 to
   1 stock split effective
   December 20, 1999                        2,668           402
   Additional paid-in capital              24,069        48,160
   Deficit accumulated during
   the development stage                  (27,198)       (2,663)
                                     ------------  ------------
      Total Stockholder's Equity             (461)       45,899

   Total Liabilities and
   Stockholder's Equity              $      2,869  $     46,784
                                     ============  ============


The accompanying notes are an integral part of these financial statements.

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)



                             For the three   For the three   For the twelve   Inception           Inception
                             months ended    months ended    months ended     Mar. 24, 1998, to   Mar. 24, 1998, to
                             Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1999    Dec. 31, 1998       Dec. 31, 1999
                             -------------   -------------   --------------   -----------------   -----------------
Sales                        $           0   $           0   $         2257   $             450   $            2707
Cost of Sales                            0               0             2094                   0                2094
                             -------------   -------------   --------------   -----------------   -----------------
Gross margin                             0               0              163                 450                 613

Expenses
   Advertising                           0             724                0                 724                 724
   Consulting                       11,500               0           15,000                   0              15,000
   Office expenses                     130             491              666                1054                1720
   Professional fees                  1717            (400)            4832                   0                4832
   Rent                                600             800             4200                 800                5000
   Organizational expense                0               0                                  535                 535
                             -------------   -------------   --------------   -----------------   -----------------

Total expenses                      13,947           1,615           24,698               3,113              27,811

Net income (loss)                  (13,947)         (1,615)         (24,535)             (2,663)            (27,198)

Deficit accumulated,
beginning of period                (13,251)         (1,048)          (2,663)                  0                   0
                             -------------   -------------   --------------   -----------------   -----------------
Deficit accumulated
during the
development stage            $     (27,198)         (2,663)         (27,198)             (2,663)            (27,198)
                             =============   =============   ==============   =================   =================

Earnings (loss) per share
assuming dilution,
after given effect to a
13.09322885 to 1 stock split
effective December 20, 1999  $        0.00   $        0.00   $         0.00   $            0.00   $            0.00
                             =============   =============   ==============   =================   =================

Weighted average shares          4,396,723       3,939,770        5,044,838           3,939,770           4,542,529
                             =============   =============   ==============   =================   =================


The accompanying notes are an integral part of these financial statements.

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 24, 1998, (Date of Inception) TO
DECEMBER 31, 1999



                                            Common Stock      Additional           Total
                                         Shares      Amount   Paid-In
                                                              Capital
                                        ---------    ------   -----------------   -------
                                                     $        $                   $
Balance
March, 24, 1998                               ---       ---                 ---       ---

Issuance of common stock for cash
March 30, 1998                            200,000       200               9,800    10,000

Issuance of common stock for cash         201,800       202              50,248    50,450
August 24, 1998

Less offering costs                             0         0             (11,688)  (11,888)

Less net loss                                   0         0                   0    (2,663)
                                        ---------    ------   -----------------   -------
Balance
December 31, 1998                         401,800       402              48,160    45,899

Less offering costs                             0         0             (11,825)  (11,825)

Repurchase of common stock for cash
December 20, 1999                        (198,000)     (198)             (9,802)  (10,000)

Stock split 13.09322865 to 1
December 20, 1999                       2,464,617     2,464              (2,464)        0

Less net loss                                   0         0                   0   (24,535)
                                        ---------    ------   -----------------   -------
Balance
December 31, 1999                       2,668,417    $2,666   $          24,068   $  (461)
                                        =========    ======   =================   =======


The accompanying notes are an integral part of these financial statements

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)



                            For the three   For the three   For the twelve   Inception           Inception
                            months ended    months ended    months ended     Mar. 24, 1998, to   Mar. 24, 1998, to
                            Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1999    Dec. 31, 1998       Dec. 31, 1999
                            -------------   -------------   --------------   -----------------   -----------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                    $     (13,948)  $      (1,615)  $      (24,535)  $          (2,663)  $         (27,198)
Non-cash Items included
In net loss                             0
Adjustments to reconcile
Net loss to cash used
By operating activity
 Accounts payable                   1,630          (4,490)           2,630                 700               3,330
 Loan from stockholder               (185)            185                0
 Deposits                             600               0              600                (600)                  0
                            -------------   -------------   --------------   -----------------   -----------------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES            (11,718)         (6,105)         (21,490)             (2,378)            (23,868)

CASH FLOWS USED BY
INVESTING ACTIVITIES                    0               0                0                   0                   0
                            -------------   -------------   --------------   -----------------   -----------------
  NET CASH PROVIDED BY
  INVESTING ACTIVITIES                  0               0                0                   0                   0

CASH FLOWS FROM
FINANCING ACTIVITIES
 Sale of common stock                   0               0                0                 402                 402
 Repurchase of common stock       (10,000)              0          (10,000)                  0             (10,000)
 Paid-in capital                        0               0                0              60,048              60,048
 Less offering costs                    0               0          (11,825)            (11,888)            (23,713)
                            -------------   -------------   --------------   -----------------   -----------------
  NET CASH PROVIDED BY
  FINANCING ACTTIVITIES           (10,000)              0          (21,825)             48,562              26,737

  NET INCREASE IN CASH            (21,718)         (6,105)         (43,315)             46,184               2,869

CASH AT BEGINNING OF PERIOD        24,587          52,289           46,184                   0                   0
                            -------------   -------------   --------------   -----------------   -----------------
CASH AT END OF PERIOD       $       2,869          46,184            2,869              46,184               2,869
                            =============   =============   ==============   =================   =================


The accompanying notes are an integral part of these financial statements.

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998


NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           The Company was incorporated on March 24, 1998, under the laws of the State of Nevada. The business purpose of the Company is to provide motivational and self-improvement services through the use of seminars, workshops, specialized training courses, and other aids.

           The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B     OFFERING COSTS

           Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C     EARNINGS (LOSS) PER SHARE

           Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D     COMMON STOCK

           The Company has completed two offerings of its common stock. In March of 1998, a private placement offering of 200,000 shares to its founding stockholder at $.05 per share provided the $10,000 initial capitalization of the Company. In August of 1998, the Company sold 201,800 shares at $.25 for a total of $50,450. The proceeds were to be used to provide motivational and self-improvement service through the use of seminars, workshops, specialized training courses and other aids.

INFINITE TECHNOLOGY CORPORATION
(FORMERLY COLOR STRATEGIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998


NOTE E     STOCK SPLIT AND INCREASE IN AUTHORIZED NUMBER
           OF SHARES OF COMMON STOCK

           On December 20, 1999, the Company approved a forward stock split of
           13.09322865 to 1. Prior to the stock split there were 203,800 shares outstanding and after the stock split there were 2,668,417 shares outstanding. The par value remained $.001. The stockholders also approved an increase in the authorized number of shares of common stock from 26,000,000 to 100,000,000.

NOTE F     NAME CHANGE

           On December 20, 1999, the Company changed its name from "Color Strategies" to "Infinite Technology Corporation."

NOTE G     RELATED PARTY TRANSACTIONS

           In March of 1998, the Company sold 200,000 shares of its common stock to its founding stockholder for $10,000, or $.05 per share.

           On December 20, 1999, prior to the stock split of 13.09322665 to 1, the Company redeemed 198,000 shares of its common stock for $10,000, or $.05051 per share. This repurchase was accounted for as a retirement of its common stock.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with the Company's independent accountants since September 31, 1999.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    OFFICERS AND DIRECTORS

    The names and ages of all directors and executive officers of the Company, along with their respective positions, term of office and period such position(s) was held, is as follows:


Name              Age   Position Held & Since
----------------  ---   ---------------------
Tami Tischner     42    President/Secretary/Treasurer, Chairman of the Board of
                        Directors, Chief Executive Officer, Chief Financial
                        Officer
                        ------------------------
                        Since March 23, 1998(1)

Ginger Szewczyk   46    Director, Vice President
                        ------------------------
                        Since March 23, 1998(1)

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

    BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS

    MS. TAMI TISCHNER, age 42, has served as President, Chief Executive Officer, Chief Financial Officer, Secretary/Treasurer, and a Director of the Company since March 24, 1998. Ms. Tischner graduated from Dixie High in St. George, Utah in 1976. Since 1993 to the present, Ms. Tischner has been an Independent Sales Director with Mary Kay, Inc. Ms. Tischner does direct sales for Mary Kay, Inc.
and is a director over 50-100 independent sales consultants.   Ms. Tischner,
during the last two years, has produced motivational seminars and fashion shows
involving dressing for success and color logic strategy for Mary Kay, Inc.   Ms.
Tischner has also worked with Criscione Fashion Designers of New York. Both Criscione and Mary Kay, Inc. are leaders in their respected industries. Ms. Tischner has also worked as an professional image and color consultant to companies in the mass-media industry. Much of Tami Tischner's professional speaking experience and seminar presentation material as well as the development of her Color/Image Strategies is a result of her association with Mary Kay, Inc.

    GINGER SZEWCZYK, age 46, has served as a Director and Vice President of the the Company since March 24, 1998. Ms. Szewczyk graduated from Chadsworth High School in San Fernando, Ca., in 1971. From 1992 to present, Ms. Szewczyk owns and operates a sole proprietorship, "Designs by Gingi", a design consultation and interior decorator business in St. George, Utah. Ms. Szewczyk received training under Karen Butera, a well known interior designer located in Palo Alto, California, and traveled the U.S. decorating custom model homes. Recent projects for which Ms. Szewczyk has provided interior decorating services and expertise include, Dixie State Bank, U.S. Government Water District Building, Dixie Regional Hospital, Skin and Cancer Center, all in St. George, Utah. She has performed design consultation services for Sy Redd, the owner of Oasis Spa Resort in Mesquite, Nevada.

    FAMILY RELATIONSHIPS

    There are no family relationships among the Company's directors and/or executive officers.

    INVOLVEMENT IN OTHER PUBLIC COMPANIES.

    None of the Company's directors are involved in other public companies that would be described as "reporting" companies.

    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    Except as indicated herein, to the knowledge of management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

    (1) Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

    (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

    (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

    (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on the review of Form 3's furnished to the Company, to the best of its knowledge, each of the Company's officers/directors and 10% shareholders has filed their Initial Statement of Beneficial Ownership on Form 3, although the same were filed on a delinquent basis. There are no known failures to file any report as to the best of the Company's knowledge, were no other reports required to be filed in 1999 by these individuals.


PART III

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information as to compensation received by the Company's Chief Executive Officer who is also a director of the Company and its President and Secretary, as of December 31, 1998.


                                                    SUMMARY COMPENSATION TABLE
Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                           Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------
(a)                  (b)     (c)         (d)          (e)          (f)        (g)          (h)     (i)
                                                     Other                                         All
Name                                                 Annual        Restricted                      Other
and                                                  Compensa-     Stock      Underlying   LTIP    Compensa-
Principal                                            sation        Award      Options/     Payouts tion
Position              Year   Salary($)   Bonus($)    ($)           ($)        SAR's(#)     ($)     ($)
-----------------------------------------------------------------------------------------------------------------------------------
Tami Tischner(1)      1999   -0-         -0-         -0-           -0-        -0-          -0-     -0-
                      1998   -0-         -0-         -0-           -0-        -0-          -0-     -0-
President, CEO, CFO
Secretary/Treasurer
Director
-----------------------------------------------------------------------------------------------------------------------------------


(1) The Company intends to compensate Ms. Tischner $1,000 per month at such time as the Company actually commences conducting substantive business.


    OPTIONS/SAR GRANTS

    There were no stock options or stock appreciation rights granted to any executive officer since its inception through present date.

    AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

    Not applicable.

    LONG TERM INCENTIVE PLANS

    There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

    COMPENSATION OF DIRECTORS

    The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements. The Company has agreed to compensate Ms. Tischner $1,000 per month for services rendered in her capacity as Secretary/Treasurer/President of the Company and such time as the Company actually commences substantive operations. Because much of the Company's business will rely on Ms. Tischner's knowledge and expertise, as well as the Color/Image Strategies developed by her such as they are ultimately applied and utilized in the Company's business operations, Ms. Tischner may be entitled to additional compensation at a future date. Such compensation will be at the discretion of the Board of Directors and will be authorized based on several different factors such as, the nature and quantity of work Ms. Tischner performs, the results of her marketing and client base efforts, the number of speaking engagements, seminars, workshops and consultations she presents, the amount of revenues, if any, which may result from her efforts, etc. Such compensation could take the form of cash bonuses, or salary arrangements over and above of the current agreed upon salary of $1,000 per month; or it could take the form of restricted stock awards, or option grants. If Ms. Tischner's efforts have positive results, it is likely that the Company will enter into some sort of employment agreement with Ms. Tischner. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 1999, the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The following information is based on 2,668,417 shares issued and outstanding as of December 31, 1999.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(1)          (2)                      (3)                (4)

Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------
Common       Tami Tischner            26,187 shares      .01%
             3050 East 630 North      Sole Voting Power
             St George UT 84790

Common       Kenneth Hofert(1)        282,815 Shares     10.6%
             4443 Valley Regal Way    Joint Voting Power
             Las Vegas NV 89129
---------------------------------------

(1) Kenneth Hofert is the owner of 261,865 common shares in his record name; his son, Sean Hofert is the record owner of 20,950 common shares. Sean Hofert resides with his father Kenneth, and is not 18 years of age. The 20,950 shares owned by Sean Hofert could, therefore, be deemed to be beneficially owned by Kenneth Hofert.

    The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company. The information below is based on 2,668,417 shares issued and outstanding as of December 31, 1999.

    SECURITY OWNERSHIP OF MANAGEMENT

(1)          (2)                      (3)                (4)

Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------
Common       Tami Tischner            26,187 Shares(2)   .01%
             3050 East 630 North      Sole Voting Power

             St. George, UT 84790

Common       Ginger Szewczyk                     -0-             -0-
             150 South 300 East
             St. George, UT 84770
----------------------------------------------------------
Officers & Directors as a group             26,187 shares        .01%
----------------------------------------------------------

(1) All amounts are shown effective after the 13.09322865 to 1 forward stock split on December 20, 1999. Neither of the Company's officer or directors have any rights to acquire additional shares of the Company's common stock, beneficially or otherwise.

(2) Ms. Tischner's 26,187 shares were initially held in an escrow account pursuant to Nevada Revised Statutes 90.500(8)(a) and were released to her on approximately March 25, 1999.

     CHANGES IN CONTROL

     The Company has no arrangements which might result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ms. Tischner, who is President, Secretary/Treasurer, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, purchased 200,000 shares of the Company's Common Stock at inception for a total cash purchase price of $10,000.

     On October 1, 1999 the Company purchased 198,000 shares of common stock from Ms. Tischner and retired such shares to the Company's pool of authorized but unissued shares. The Company purchased the shares for $0.5051 per shares for a total purchase price of $10,000. The purchase was not treated as a dividend.

     The Company has also agreed to compensate Ms. Tischner for services performed for the Company in the future at a rate of $1,000 per month. Because the Company's business plan relies on Ms. Tischner's talent and expertise in her field, and the development and application of the Color/Image Strategies by Ms. Tischner, there is the possibility that Ms. Tischner will receive additional compensation in the future for her contributions to the Company. This compensation may be substantial. The Board of Directors has the authority to approve additional compensation for Mr. Tischner if she performs substantial services to the Company in its initial phase of operations. The amount and type of such compensation will depend on the amount and success of Ms. Tischner's services and as well as the Company's cash flow.

     The Board of Directors has authorized and Management has budgeted only $12,000 for Ms. Tischner's salary for the next 12 months. Because the Company does not intend to hire additional personnel within that time period, it will be entirely reliant on Ms. Tischner and her ability to formulate a client base, perform one-on-one services which may result from the Company's advertising campaign, negotiate contracts with potential hotel/casino contracts, and customize and deliver presentations for any such contracts, in addition to recognizing and following through on those business opportunities which appear to offer the most potential to the Company. Additional compensation to Ms. Tischner, if any, could be substantial, and could take the form of salary increases, cash bonuses, restricted stock awards, or stock options. The potential for Ms. Tischner to benefit personally from her contributions to the

Company exists, therefore, although the amount and nature of such benefit has yet to be determined.


ITEM 13.  EXHIBITS AND REPORTS ON 8-K


     (a)  Exhibits

No.         Description
---         -----------
3.1*        Articles of Incorporation
3.2*        Bylaws
3.3**       Articles of Amendment Increasing Number of Authorized Shares
3.4**       Articles of Amendment Changing Name to Infinite Technology
            Corporation
10.1**      Engagement Letter with Sierra Nevada Advisors, Inc.
10.2**      Consulting Agreement with Progressive Management & Consulting, Inc.
27**        Financial Data Schedule

* Filed as part of the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on March 5, 1999.

**  Filed herewith

     (b)  Report on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Registrant:

                                     INFINITE TECHNOLOGY CORPORATION

Date: November 17, 2000              By:    /s/ Greg Mardock
                                         -----------------------------
                                         Greg Mardock
                                         President and Chairman of
                                         the Board of Directors