Form 10QSB
period 2000-03-31
FLEXXTECH CORP
filed 2000-11-20
CIK 1069778

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                       Commission file number 000-25499


                               Color Strategies
                      -----------------------------------
                                 (Former Name)


                        Infinite Technology Corporation
                      -----------------------------------
                                  (New Name)
       (Exact name of small business issuer as specified in its charter)


                Nevada                                 88-0390360
    --------------------------------      -------------------------------------
    State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization


         5777 W. Century Boulevard,
       suite 775-A, Los Angeles, CA                      84790
  ---------------------------------------        ---------------------
  (Address of principal executive offices)             (Zip Code)


                                (310) 342-0794
                ----------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ ] No [X], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 31, 2000, the issuer had outstanding 2,023,424 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                         (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS

                                March 31, 2000

                                  (Unaudited)

                    NOTE TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(1)  Summary of Significant Accounting Policies:

     Organization and Basis of Presentation:

        The Company was organized on October 4, 1985, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation on May 4, 2000.

     Basis of Preparation:

        The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 1999 was filed on November 20, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Going Concern:

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2000. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION
                             AND COLOR STRATEGIES
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                MARCH 31, 2000
                                  (UNAUDITED)

                     ASSETS
Current Asset:
 Cash and cash equivalent                                        $  1,094
                                                                 --------
 Total Current Asset                                                1,094
                                                                 --------
TOTAL ASSETS                                                     $  1,094
                                                                 ========

LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts Payable                                                $  1,555
                                                                 --------
 Total Current Liabilities                                          1,555

STOCKHOLDERS' DEFICIT

Common stock, authorized 100,000,000 shares
 at $.001 par value, issued and outstanding
 2,464,617 shares, after giving effect to a
 13,09322865 to 1 stock split effective
 December 20, 1999                                                  2,668
Additional Paid in Capital                                         24,069
Deficit Accumulated during the Development stage                  (27,198)
                                                                 --------
 Total Stockholders' Deficit                                         (461)
                                                                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  1,094
                                                                 ========

   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                              FORMERLY INFINITE
                            TECHNOLOGY CORPORATION
                                      AND
                               COLOR STRATEGIES
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS AND DEFICIT
                  FOR THE PERIOD ENDED MARCH 31, 2000 & 1999
                   (WITH CUMULATIVE FIGURES FROM INCEPTION)
                                  (UNAUDITED)

                                                                                                               From Inception
                                                             January 1, 2000          January 1, 1999          March 24, 1998
                                                            To March 31, 2000        To March 31, 1999        To March 31, 2000
                                                            -----------------        -----------------        -----------------
Sales                                                           $        -             $         -                $   2,707
Cost of sales                                                            -                       -                    2,094
                                                                -----------             -----------               ---------
  Gross profit                                                           -                       -                      613

General and Administrative expenses                                      -                    2,608                  27,811
                                                                -----------             -----------               ---------
Net Loss                                                                 -                   (2,608)                (27,198)

Retained earning - Beginning                                        (27,198)                 (2,208)                      0
                                                                -----------             -----------               ---------
Deficit accumulated during the development stage                $   (27,198)            $    (4,816)              $ (27,198)
                                                                ===========             ===========               =========
Basic and diluted loss per share -                              $    (0.010)            $    (0.001)
                                                                ===========             ===========
Basic and diluted weighted average shares outstanding             2,668,417               5,260,859
                                                                ===========             ===========

* The basic and diluted net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for 13.09322865 shares.


   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                  FOR THE PERIOD ENDED MARCH 31, 2000 & 1999
                   (WITH CUMULATIVE FIGURES FROM INCEPTION)
                                  (UNAUDITED)

                                                                                                     From Inception
                                                            January 1, 2000      January 1, 1999     March 24, 1998
                                                           To March 31, 2000    To March 31, 1999   To March 31, 2000
                                                           -----------------    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $    -                 $ (2,608)          $ (27,198)
Adjustments to reconcile net loss to cash used in
operating activities
  Amortization                                                     -                       27                  27
  Increase/(decrease) in accounts payable                      (1,775)                   (120)              1,528
                                                              -------                --------           ---------
NET CASH USED IN OPERATING ACTIVITIES                          (1,775)                 (2,701)            (25,643)

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                             -                       -                  402
 Repurchase of common stock                                        -                       -              (10,000)
 Paid-in capital                                                   -                       -               60,048
 Offering costs                                                    -                   (5,789)            (23,713)
                                                              -------                --------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                -                   (5,789)             26,737

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENT            (1,775)                 (8,490)              1,094

CASH AND CASH EQUIVALENT - BEGINNING                            2,869                  46,184                  -
                                                              -------                --------           ---------
CASH AND CASH EQUIVALENT - ENDING                             $ 1,094                $ 37,694           $   1,094
                                                              =======                ========           =========

   The accompanying notes are an integral part of these financial statements

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

     The Company's limited capital and its lack of significant operating history, designate that the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's current business purpose is that of creating and presenting self-improvement and motivational seminars which utilize the concept of (1) identifying individual characteristics through "color coded" personality profiles, (2) enhancing an individual's self-image once such personality traits are recognized, and/or (3)effectively utilizing such "color coded" personality profiles in a wide range of situations which include individual success in the work place, corporate hiring strategies and employee relations, and more effective use of mass-media presentations such as training videos or infomercials. The Company's services include the introduction of established topics of self-improvement and motivation the concepts of image and style enhancement by profiling personality characteristics through "color coding." The Company's concept of integrating the "color coding" of behavioral characteristics with self-improvement and motivational techniques is referred to as its "Color/Image Strategies". The "color coding" system enables the ready to identification of behavioral profile, capitalization on behavioral strengths, increased appreciation of different profiles and the ability to anticipate and minimizes potential conflicts with others. The Company's largest hurdle is, and will be, to convince its various target markets that the use of its Color/Image Strategies will prove beneficial.

     During the next twelve months the Company's plan of operation is to either continue to introduce its Color/Image Strategies to various markets and hopefully achieve a certain amount of market penetration in one or more of these markets by achieving a client base or to obtain another line of business altogether. In order to achieve its historic objectives, the Company has narrowed its target market, which was initially broad in scope, to three areas:
(1)

Motivational Seminars, (2) Keynote Speaking Services, and (3) One-on-One Image Consulting. The Company plans to continue to research and develop these markets. Although the Company had intended to pursue the market of employee and management training in the Hotel/Casino industry, as of March 31, 2000, the Company's efforts in this direction have found this market to be highly saturated and too competitive for the Company's resources. The Company will explore this market at a later time when resources allow.

     The Company also remains receptive to obtaining a new line of business. The Company is exploring the possibility of pursuing interests in technology industries.

     The Company had no net loss for the three months ended March 31, 2000. However, the Company had an accumulated deficit as on March 31, 2000 of ($27,198.00), as compared to ($4,816.00) as on March 31, 1999. The Company received no revenues during the quarter ended March 31, 2000. The Company had no expenses during the quarter ended March 31, 2000. The Company had no unpaid legal or accounting expenses at its quarter ended March 31, 2000. At its quarter ended March 31, 2000 the Company had liabilities of $1,555.00 which was comprised mostly of consulting fees.

     During the next year, the Company will need a minimum of $4,800.00 for lease payments, an estimated $4,000.00 for legal and accounting in order to meet compliance requirements as a "reporting company," in addition to other day to day operating expenses. Ms. Tischner has continued to defer her agreed upon $1,000.00 per month salary. Also, the Company's normal $500.00 a month consulting fee to Progressive Management and Consulting, Inc. has been deferred until such time the Company's cash flow position can support such payment. Progressive Management and Consulting, Inc. has agreed to continue performing bookkeeping, audit preparation and SEC filing on a deferred basis. In an effort to further reduce expenses, the Company has also reduced its advertising budget to approximately $500.00 per month, and it is likely the Company will spend less than that if it continues on its current trend of incurring minimal advertising and marketing expenses. The Company may suspend all advertising expenses and other expenses if its revenues and cash position do not improve. The Company has no plans for additional employees or for purchase of any equipment during the next 12 months unless the Company begins generating significant revenues. It is very likely that the $1,094.00 in funds available to the Company at March 31, 2000, will be insufficient to fund operations for an additional 9 months without revenues from operations or other sources, especially if compliance with SEC reporting requirements costs more than anticipated.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 2.   Changes in Securities

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information.

Not Applicable.

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

                                        INFINITE TECHNOLOGY CORPORATION
                                        (Registrant)

Date: November 20, 2000                 By: /s/ Greg Mardock
                                        ------------------------
                                              Greg Mardock
                                              President