Form 10QSB
period 2000-06-30
FLEXXTECH CORP
filed 2000-12-06
CIK 1069778

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                       Commission file number 000-25499



                             Flexxtech Corporation
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                    88-0390360
--------------------------------        ------------------------------------
State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization


      5777 W. Century Boulevard,
      suite 767, Los Angeles, CA                       84790
---------------------------------------        ---------------------
(Address of principal executive offices)             (Zip Code)


                                (310) 342-0794
               ------------------------------------------------
               (Issuer's telephone number, including area code)


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

     As of June 30, 2000, the issuer had outstanding 3,928,981 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                             FLEXXTECH CORPORATION

                             FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (Unaudited)

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                                 BALANCE SHEET
                                 JUNE 30, 2000
                                  (UNAUDITED)

                              ASSETS

Current Asset:
          Cash and cash equivalent                                              $       166,411
          Accounts receivable                                                            78,105
          Inventory                                                                      75,740
          Investments in stocks available for sale                                    1,151,000
          Deposits & other current assets                                                 7,550
                                                                                ---------------
          Total Current Asset                                                         1,478,806
                                                                                ---------------

Property & equipment                                                                    135,114

Goodwill on acquisition                                                                 531,243

                                                                                ---------------
TOTAL ASSETS                                                                    $     2,145,163
                                                                                ===============

                 LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
          Accounts payable                                                      $       102,689
          Accrued expenses                                                               19,841
          Customers' Deposit                                                              7,374
          Loans payable - Current                                                        16,788
          Deferred Income tax                                                            10,559

                                                                                ---------------
          Total Current Liabilities                                                     157,251

Long-term Liabilities:
          Long-term Loans                                                               125,162

STOCKHOLDERS' EQUITY

         Common stock, authorized 100,000,000 shares at $.001 par
          value, issued and outstanding 3,928,981 shares                                  6,432
         Additional Paid in Capital                                                   2,088,434
         Accumulated deficit                                                            (78,116)
         Accumulated other comprehensive loss:
          Unrealized loss on securities available for sale                             (154,000)
                                                                                ---------------
          Total Stockholders' Equity                                                  1,862,750
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     2,145,163
                                                                                ===============


  The accompanying notes are an integral part of these financial statements.

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                            STATEMENT OF OPERATIONS
                   FOR THE PERIOD ENDED June 30, 2000 & 1999
                                  (UNAUDITED)


                                                                  Three months ended                    Six months ended
                                                            June 30, 2000    June 30, 1999      June 30, 2000    June 30, 1999
                                                            -------------    -------------      -------------    -------------
Sales                                                      $      108,496    $      1,757        $    108,496   $        1,757
Cost of sales                                                      71,448               -              71,448                -
                                                            -------------    ------------       -------------    -------------
            Gross profit                                           37,048           1,757              37,048            1,757

General and Administrative expenses                               (87,166)          5,733             (87,166)           8,341
                                                            -------------    ------------       -------------    -------------
Net Loss before income tax                                 $      (50,118)         (3,976)            (50,118)          (6,584)

Provision of Income taxes                                             800               -                 800                -
                                                            -------------    ------------       -------------    -------------
Net Loss                                                   $      (50,918)   $     (3,976)       $    (50,918)  $       (6,584)
                                                            =============    ============       =============    =============

Other comprehensive loss:
    Unrealized loss on investments available for sale            (154,000)              -            (154,000)               -

                                                            -------------    ------------       -------------    -------------
Comprehensive Loss                                               (204,918)         (3,976)           (204,918)          (6,584)
                                                            =============    ============       =============    =============


Basic and diluted loss per share                           $       (0.023)   $     (0.001)       $     (0.026)  $       (0.002)
                                                            =============    ============       =============    =============

Basic and diluted weighted average shares outstanding    *      2,180,629       3,507,240           1,980,915        3,507,240
                                                            =============    ============       =============    =============


* The basic and diluted net loss per share has been restated to retroactively effect a forward stock split in the ratio of one share for 13.09322865 shares on December 22, 1999, a 2:1 forward split on April 14, 2000 and a 1:3 reverse split on April 29, 2000



   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                            STATEMENT OF CASH FLOWS
                   FOR THE PERIOD ENDED JUNE 30, 2000 & 1999
                                  (UNAUDITED)

                                                                 January 1, 2000       January 1, 1999
                                                                 To June 30, 2000      To June 30, 1999
                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                         $        (50,918)      $        (6,584)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                         2,060                    53
      (Increase) / decrease in current assets
           Accounts receivable                                            (78,105)                    -
           Inventory                                                      (75,740)                    -
           Deposits & other current assets                                 (7,550)                    -
           Accounts payable                                               102,689                  (685)
           Accrued expenses                                                 9,580                     -
           Customers' deposit                                               7,374                     -
           Deferred income tax                                             10,559                     -
                                                                 ----------------       ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (80,051)               (7,216)
                                                                 ----------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Goodwill on acquisition                                              -                     -
           Acquisition of property & equipment                             (2,057)                    -

                                                                 ----------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,057)                    -
                                                                 ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                                103,700                     -
     Proceeds from loans                                                  141,950                     -
     Offering costs                                                             -               (11,824)
                                                                                        ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       245,650               (11,824)
                                                                 ----------------       ---------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENT                       163,542               (19,040)

CASH AND CASH EQUIVALENT -BEGINNING                                         2,869                46,184
                                                                 ----------------       ---------------
CASH AND CASH EQUIVALENT -ENDING                                 $        166,411       $        27,144
                                                                 ================       ===============
Supplemental Information:
Cashflow statement does not include noncash transaction of acquisition of Mardock Promotional products, Inc by issuing 600,000 shares at $1 each for assets & liabilities valued at $68,757 resulting in a goodwill of $531,243.

Cash paid for income taxes and interest                                         -                     -
                                                                 ================       ===============

   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                     NOTE TO UNAUDITED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(1)  Summary of Significant Accounting Policies:

     Organization and Basis of Presentation:

        The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

     Principles of Consolidation:

        The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiaries, Flexxtech Holdings, Inc. and Mardock Promotional Products, Inc, (an Oregon corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Preparation:

        The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 1999 was filed on November 29, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Prior to March 31, 2000 the Company was in the development stage whereby all the activities were devoted to obtaining financing for the acquisitions of businesses. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


     Acquisition

          Flexxtech Holdings, Inc. acquired Mardock Promotional Products, Inc. on April 26, 2000. The acquisition was recorded under purchase method of accounting. The acquisition was recorded under purchase method ofthe as per follows:
               Fair value of assets and liabilities
               Total Current assets                                  $ 171,374
               Total Non-current assets                                 96,658
               Current liabilities                                     144,388)
               Non-current liabilities                                 (54,887)
                                                                     ---------
               Net worth of Mardock                                     68,757
               Consideration:
               600,000 shares of Flexxtech valued at $1 each           600,000
                                                                     ---------
               Goodwill recorded                                     $ 531,243
               =================                                     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and financial statements contained herein are for the three months and six months ended June 30, 2000 (and comparison of the three months and six months ended June 30, 1999). The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Overview

We, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., are engaged in the business of developing, operating, and investing in emerging growth companies in technology and the Internet. Our objective is to build long-term capital appreciation for our shareholders through the acquisition of emerging technology companies. Our primary focus in technology and the Internet will include the acquisition, investment, and internal development in the following categories: E-commerce, Data Storage, Internet Service Providers, Internet Portals, Internet Infrastructure, Wireless Technologies, Computer Software, Computer Networking, Financial Services, Telecommunications Networks - equipment and services, Semiconductor Equipment and Electronic Manufacturers and Services.

Current Operations

Our company is a holding company, which, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., holds a variety of investments in the technology arena. Our holdings include: 100% ownership in Mardock, Inc., 100,000 shares of common stock of Accesspoint Corporation (OTCBB: ASAP), 1,500,000 shares of common stock of Infinite Networks, Inc. (OTC: INCZ), 100,000 shares of Ameri-First Financial Group, Inc. (OTCBB: AMFR), 100,000 shares of Easyriders, Inc. (AMEX: EZR), and 180,000 shares of OpiTV.com.

In April 2000 we changed the direction and business plan of our company to the current model. Before April 2000 we had virtually no meaningful business operations. New directors were approved and elected by the shareholders. The new directors elected new officers to guide our company and its new business plan.

On April 26, 2000, our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 100% of Mardock, Inc., an Oregon Corporation, for 600,000 shares of our common stock.

On May 10, 2000 our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 1,500,000 shares of the common stock of Infinite Networks, Inc. for 1,500,000 shares of our common stock.

On June 15, 2000, our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com in exchange for 1,500,000 shares of our common stock.

On June 26, 2000 we commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. In June 2000 and pursuant to Regulation D we sold 13,600 shares of common stock for $25,000; and sold 22,400 shares of common stock for $56,000. Pursuant to Regulation S we sold 2,000 shares for $5,000. While there is no assurance we will be successful in raising additional capital, we are actively seeking private equity financing to assure that we will be capable of financing the continuation of our business. Any additional capital raised above and beyond what we need as our monthly expenditure would be used in increasing marketing and sales efforts and future investments and acquisitions. Should we fail to raise additional funding, we will be forced to curtail our growth, both through internal development and through investments and acquisitions. As only a holding company to date, we do not generate our own revenues; we rely on additional financing to pay our operation expenses. We are currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. We hope to attract clients for these new services in the third quarter of this year, therefore not relying on additional financing to support our role as a holding company.

Results of Operations

We have generated consolidated revenues of $108,496 for the period ended and we anticipate an increase in generating revenues in the future. Currently, our cash needs are limited to rent, salaries and wages, and cash raising expenses. Our sole source of capital during the six months ended June 30, 2000, was investment capital provided by shareholders and third parties. On June 15, 2000, we executed a promissory note with a shareholder in the amount of $100,000 at 10% interest per annum, due September 15, 2000. We plan on growing our revenues through the acquisition of various technology companies in various markets and increasing our products and services in part through acquisition of existing emerging technology and Internet-related businesses. We will continue to seek capital for acquisitions and for the internal development of those companies acquired. We will seek capital through private investors and anticipates attracting institutional investors in the near future. In the event that we do not attract such capital and are unable to generate revenues sufficient to support our expenses, then we will be required to curtail our operations, sell existing investments, and slow down our plan for expansion. We, however, feel that, subject to economic and other factors beyond our control, we are generally on good financial footing and do not foresee a slow down in our expansion plans for sometime.

Three Months and Six Months Ended June 30, 2000 as Compared to Three Months and Six Months Ended June 30, 1999

     Revenues.

We had revenues of $108,496 and $108,496 for the three months and six months ended June 30, 2000 and $1,757 and $1,757 for the three months and six months ended June 30, 1999. The increase in revenues was the result of the acquisition by Flexxtech Holdings, Inc. of Mardock, Inc. on April 26, 2000.

     General, administrative, and selling expenses.

We incurred costs of $158,614 for the three months ended June 30, 2000 as compared to $5,733 for the same three months ended June 30, 1999. The increase of operating expenses is the result of the Mardock acquisition and its operating expenses and an increase in rent, salaries, wages, and expenses related to raising capital.

     Net loss before income taxes.

We had a loss before taxes of $50,918 for the three months ended June 30, 2000 as compared to a loss of $3,976 for the three months ended June 30, 1999. For the six months ended June 30, 2000, we had a loss before taxes of $50,118 as compared to a loss before taxes of $$6,584 for the six months ended June 30, 1999.

     Unrealized loss on investments.

We had an unrealized loss on investments available for sale of $154,000 for the three and six months ended June 30, 2000. There is no loss for the same periods in 1999. The unrealized loss is contributed to the fluctuating market value of the securities our subsidiary, Flexxtech Holdings, Inc. owned at the closing of the month. The securities owned are marked to market on the last day of the trading month for the period ended.

     Taxes on income.

Income taxes for the quarter ended June 30, 2000 and 1999 are $800 and $0. Income taxes for the six months are the same.

     Net loss.

We had a net loss of $50,918 for the quarter ended June 30, 2000 as compared to a net loss of $3,976 for the quarter ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $50,918 as compared to a net loss of $6,584 for the six months ended June 30, 1999. The net loss was mostly due to the Mardock acquisition and the increase in general and administrative expenses.

Liquidity and Capital Resources

Our business plan was restructured in April 2000 to the now current plan. We must continue to raise capital to fulfill our plan of acquiring, through our subsidiary Flexxtech Holdings, Inc., emerging technology companies and assisting in the development of those companies internally. A majority of our expenses are related to raising capital. Future expenses will include legal and accounting and other professional fee expenses. If we are unable to raise any additional capital our operations will be curtailed and we may have to liquidate our current investments for operating capital. As of June 30, 2000 we had total Current Assets of $1,478,806 and Current Liabilities of $157,251. Cash and cash equivalents were $166,411. Stockholders' Equity was $1,862,750. Our management feels that, subject to economic and other factors beyond our control, we are generally moving in the correct financial direction at this time and that no outside forces, including inflation has had a significant impact on our operations.

Subsidiaries

Flexxtech Holdings, Inc. is our wholly-owned subsidiary. On April 26, 2000, Flexxtech Holdings acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. We issued 600,000 shares of our common stock for all of the shares of Mardock, Inc. Mardock, Inc., established in 1986, is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Mardock, Inc. is in the process of developing an e-commerce site for corporate promotional products. Greg Mardock, the President and CEO of Mardock, Inc. is also a director and officer of our company.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.

Item 2.     Changes in Securities

On April 26, 2000 we issued 600,00 shares of our common stock to Mardock, Inc., for distribution to its shareholder, Greg Mardock. No underwriters were used and we did not publicly offer our shares. In exchange for our shares, our wholly-owned subsidiary, Flexxtech Holdings, Inc., received 100% of the outstanding shares of Mardock, Inc. we did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that Mr. Mardock acquired the shares for his own account, through Mardock, Inc., with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Mardock.

On May 10, 2000 we issued 1,500,000 shares of our common stock to Sierra Nevada Advisors, Inc. in exchange for 1,500,000 shares of the common stock of Infinite Networks, Inc. issued to our wholly-owned subsidiary, Flexxtech Holdings, Inc. No underwriters were used and we did not publicly offer our shares. We did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that Sierra Nevada Advisors, Inc. acquired the shares for its own account with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Sierra Nevada Advisors, Inc.

On June 15, 2000, we issued 1,500,000 shares of our common stock to Riverdale Development, S.A. in exchange for the issuance to our wholly-owned subsidiary, Flexxtech Holdings, Inc., of 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com. No underwriters were used and we did not publicly offer our shares. We did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that Riverdale Development, S.A. acquired the shares for its own account with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares.

On June 26, 2000 we commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. In June 2000 and pursuant to Regulation D, we sold 13,600 shares of common stock for $25,000 to a single purchaser. In June 2000 we also sold 22,400 shares of common stock for $56,000 to five additional purchasers. No underwriters were used and we did not publicly offer the above shares. While we did not pay any finder's fees or discounts, we did pay commissions in connection with the above issuance in the total amount of $8,100 representing 10% of the amount of gross cash proceeds received by us in connection with the above placement of shares.

As part of the private placement, we sold 2,000 shares for $5,000 to a single purchaser in June 2000, pursuant to Regulation S. No underwriters were used and we did not publicly offer the above shares. While we did no pay any finder's fees or discounts, we did pay commissions in connection with the above issuance in the total amount of $500 representing 10% of the amount of gross cash proceeds received by us in connection with the above placement of shares.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders


On April 12, 2000, Mr. Kulhanjian was elected as director of our corporation by our shareholders. Also on April 12, 2000, Mr. Howard Frantom, Mr. Khanh Tran, Mr. David Pimental and Mr. Greg Mardock were elected to serve as directors of our corporation. The directors then elected Brian Kulhanjian to serve as President, Secretary and Treasurer of our corporation. The foregoing action was approved by the holders of more than a majority of our common stock pursuant to a written consent. No meeting was held for the above written consent. The written consent was obtained on April 12, 2000. As of the date of the above actions we had outstanding 2,668,417 shares of common stock. 1,814,524 shares of common stock voted in favor of the above actions. No proxies were solicited. Accordingly, we did not provide our stockholders with an Information Statement, pursuant to Schedule 14C or otherwise, concerning such actions.

On April 14, 2000 we accomplished a 2 to 1 forward stock split. Prior to the split we had 2,668,417 shares of common stock outstanding. After the split we had 5,336,834 shares of common stock outstanding. The foregoing action was approved by the holders of more than a majority of our common stock pursuant to a written consent. No meeting was held for the above written consent. The written consent was obtained on April 14, 2000. As of the date of the above action, immediately prior to the 2 to 1 forward split, we had outstanding 2,668,417 shares of common stock. 1,814,524 shares of common stock voted in favor of the above action. No proxies were solicited. Accordingly, we did not provide our stockholders with an Information Statement, pursuant to Schedule 14C or otherwise, concerning such actions.

On April 29, 2000 we underwent a 1 to 3 reverse stock split. Prior to the split we had 5,336,834 shares of common stock outstanding. After the split we had 1,778,981 shares of common stock outstanding. The foregoing action was approved by the holders of more than a majority of our common stock pursuant to a written consent. No meeting was held for the above written consent. The written consent was obtained on April 29, 2000. As of the date of the above action, immediately prior to the 1 to 3 reverse split, we had outstanding 5,336,834 shares of common stock. 3,629,048 shares of common stock voted in favor of the above action. No proxies were solicited. Accordingly, we did not provide our stockholders with an Information Statement, pursuant to Schedule 14C or otherwise, concerning such actions.

On May 4, 2000, we changed our name from Infinite Technology Corporation to Flexxtech Corporation. On the same date, May 4, 2000, the name of our wholly-owned subsidiary was changed from Infinite Technology Holding Corporation to Flexxtech Holdings, Inc. The foregoing action was approved by the holders of more than a majority of our common stock pursuant to a written consent. No meeting was held for the above written consent. The written consent was obtained on May 4, 2000. As of the date of the above action we had outstanding 1,778,981 shares of common stock. 1,209,707 shares of common stock voted in favor of the above action. No proxies were solicited. Accordingly, we did not provide our stockholders with an Information Statement, pursuant to Schedule 14C or otherwise, concerning such actions.

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

Item 5.      Other Information.

On April 26, 2000, our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 100% of Mardock, Inc., an Oregon Corporation, for 600,000 shares of our common stock.

On May 10, 2000, our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 1,500,000 shares of the common stock of Infinite Networks, Inc. for 1,500,000 shares of our common stock.

On June 15, 2000, our wholly owned subsidiary, Flexxtec Holdings, Inc., acquired 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com in exchange for 1,500,000 shares of our common stock.

On June 15, 2000, we borrowed $100,000.00 from Haldane Limited pursuant to the terms of a Promissory Note. The loan bears interest at ten percent (10%) per annum, with the principal and interest all due on September 15, 2000. If not paid on September 15, 2000, the Note bears interest at the annual rate of eighteen percent (18%). The Note was not paid on September 15, 2000.

On June 26, 2000 we commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. In June 2000 and pursuant to Regulation D we sold 13,600 shares of common stock for $25,000; and sold 22,400 shares of common stock for $56,000. Pursuant to Regulation S we sold 2,000 shares for $5,000. While there is no assurance we will be successful in raising additional capital, we are actively seeking private equity financing to assure that we will be capable of financing the continuation of our business.

We are currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. We hope to attract clients for these new services in the third quarter of this year, therefore not relying on additional financing to support our role as a holding company.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)    Exhibits filed with this Report


     Exhibit no.       Description
     -----------       ------------

        2.1*           Plan of Reorganization - Mardock, Inc.

        3.3* Certificate of Amendment of Articles of Incorporation dated May 4, 2000 changing our name to Flexxtech Corporation.

        3.4* Certificate of Amendment of Articles of Incorporation changing name to Flexxtech Holding Corporation.

        10.1* Stock Purchase Agreement and Share Exchange - Sierra Nevada Advisors, Inc.

        10.2* Stock Purchase and Share Exchange Agreement - Riverdale Development, S.A.

        10.3**         Promissory Note  -  Haldane Limited

        27             Financial Data Schedule

(*  Filed as an Exhibit to Form 8-K filed on November 29, 2000)
(** Filed as an Exhibit to Form 8-K filed on December 4, 2000)

   (b)    Reports on Form 8-K

On November 29, 2000, we filed a report on Form 8-K which included Pro Forma Statements For The Year Ended December 31, 1999 (Unaudited) and reported, in part, the following items which occurred during the period reported hereunder:
(i) April 26, 2000, Plan of Reorganization between our wholly-owned subsidiary, Flexxtech Holdings, Inc., and Mardock, Inc.; (ii) May 10, 2000 agreement for the purchase of 1,500,000 shares of common stock of Infinite Networks, Inc. by our wholly-owned subsidiary, Flexxtech Holdings, Inc., from Sierra Nevada Advisors, Inc., a Nevada Corporation; (iii) June 15, 2000, Stock Purchase and Share Exchange Agreement between our wholly-owned subsidiary, Flexxtech Holdings, Inc., and Riverdale Development, S.A.; (iv) resignation of our accountant, David Coffey, C.P.A.; (v) change of our name to Infinite Technology Corporation on December 23, 1999; (vi) change of or our name from Infinite Technology Corporation to Flexxtech Corporation on May 4, 2000; (vii) change of the name of our wholly-owner subsidiary from Infinite Technology Holding Corporation to Flexxtech Holdings, Inc. on May 4, 2000.

On December 4, 2000, we filed a report on Form 8-K and reported, in part, the following items which occurred during the period reported hereunder: (i) June 15, 2000, $100,000.00 loan from Haldane Limited pursuant to the terms of a Promissory Note. We also reported Pro Forma Statements for the Period Ended September 30, 2000 (Unaudited) to be filed by amendment, which amendment has not been filed as of the date of filing of this report on Form 10-QSB.



SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FLEXXTECH CORPORATION
                                              (Registrant)

Date: December 4, 2000                        By: /s/ Greg Mardock
                                              ------------------------
                                                  Greg Mardock
                                                  President