Form 10QSB
period 2000-09-30
FLEXXTECH CORP
filed 2000-12-08
CIK 1069778

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000
                       Commission file number 000-25499



                             Flexxtech Corporation
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                    88-0390360
------------------------------           ------------------------------------
State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization


       5777 W. Century Boulevard,
       suite 767, Los Angeles, CA                      84790
---------------------------------------        ---------------------
(Address of principal executive offices)            (Zip Code)


                                (310) 342-0794
               ------------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [_] No [X], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of September 30, 2000, the issuer had outstanding 6,201,611 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                             FLEXXTECH CORPORATION

                             FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

                                  (Unaudited)


                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                                 BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)


                           ASSETS
Current Asset:
         Cash and cash equivalent                                     $   224,054
         Accounts receivable                                            2,147,634
         Inventory                                                        908,974
         Investments in stocks available for sale                       1,772,000
         Deposits & other current assets                                   17,580
                                                                      -----------
         Total Current Asset                                            5,070,242
                                                                      -----------

Property & equipment                                                    1,589,064

Goodwill on acquisition                                                 1,585,165
                                                                      -----------
TOTAL ASSETS                                                          $ 8,244,471
                                                                      ===========

               LIABILITIES STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                             $ 1,159,811
         Accrued expenses                                                  74,680
         Customers' Deposit                                                 3,437
         Loans payable - Current                                        2,912,530
         Deferred Income tax                                               10,559
                                                                      -----------
         Total Current Liabilities                                      4,161,017

Long-term Liabilities:
         Long-term Loans                                                  323,477

STOCKHOLDERS' EQUITY

     Common stock, authorized 100,000,000 shares at $.001 par
        value, issued and outstanding  6,201,611 shares                     7,760
     Additional Paid in Capital                                         4,135,435
     Accumulated deficit                                                 (529,718)
     Accumulated other comprehensive income:
        Unrealized gain on securities available for sale                  146,500
                                                                      -----------
        Total Stockholders' Equity                                      3,759,977
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 8,244,471
                                                                      ===========

  The accompanying notes are an integral part of these financial statements.

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                            STATEMENT OF OPERATIONS
                FOR THE PERIOD ENDED SEPTEMBER 30, 2000 & 1999
                                  (UNAUDITED)

                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                 2000            1999            2000             1999
                                                             ------------     ----------     ------------      ----------
Sales                                                        $  3,483,421     $    1,757     $  3,591,917      $    1,757
Cost of sales                                                   2,746,969                       2,818,417               -
                                                             ------------     ----------     ------------      ----------
       Gross profit                                               736,452          1,757          773,500           1,757

General and Administrative expenses                            (1,074,139)         5,733       (1,180,188)          8,341
                                                             ------------     ----------     ------------      ----------
Loss from operations                                             (337,687)        (3,976)        (406,688)         (6,584)

Other income (expenses)                                           (95,032)             -          (95,032)              -
                                                             ------------     ----------     ------------      ----------
Net loss before income tax                                       (432,719)        (3,976)        (501,720)         (6,584)

Provision of Income tax                                                 0              -              800               -
                                                             ------------     ----------     ------------      ----------
Net Loss                                                     $   (432,719)    $   (3,976)    $   (502,520)     $   (6,584)
                                                             ============     ==========     ============      ==========
Other comprehensive loss:
  Unrealized gain on investments available for sale               300,500              -          146,500               -
                                                             ------------     ----------     ------------      ----------
Comprehensive Income (Loss)                                      (132,219)        (3,976)        (356,020)         (6,584)
                                                             ============     ==========     ============      ==========

Basic and diluted loss per share                             $     (0.085)    $   (0.001)    $     (0.156)     $   (0.002)
                                                             ============     ==========     ============      ==========
Basic and diluted weighted average shares outstanding *         5,067,451      3,446,973        3,223,000       3,446,973
                                                             ============     ==========     ============      ==========

* The basic and diluted net loss per share has been restated to retroactively effect a forward stock split in the ratio of one share for 13.09322865 shares on December 22, 1999, a 2:1 forward split on April 14, 2000 and a 1:3 reverse split on April 29, 2000

   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                            STATEMENT OF CASH FLOWS
                FOR THE PERIOD ENDED SEPTEMBER 30, 2000 & 1999
                                  (UNAUDITED)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                            2000             1999
                                                                                        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                                $   (502,520)     $   (10,668)
Adjustments to reconcile net loss to cash used in
operating activities
   Depreciation and amortization                                                              78,000               80
   (Increase) / decrease in current assets
       Accounts receivable                                                                  (494,007)               -
       Inventory                                                                            (105,974)               -
       Deposits & other current assets                                                           420                -
       Accounts payable                                                                     (474,189)             815
       Accrued expenses                                                                      (17,887)               -
       Customers' deposit                                                                      3,437                -
       Deferred income tax                                                                    10,559                -
                                                                                        ------------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (1,502,161)          (9,773)
                                                                                        ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Goodwill on acquisition                                                                     -                -
       Acquisition of property & equipment                                                  (144,691)               -
                                                                                        ------------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                       (144,691)               -
                                                                                        ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock                                                                     892,030                -
   Proceeds from loans                                                                       976,007                -
   Offering costs                                                                                  -          (11,824)
                                                                                        ------------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        1,868,037          (11,824)
                                                                                        ------------      -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENT                                          221,185          (21,597)

CASH AND CASH EQUIVALENT -BEGINNING                                                            2,869           46,184
                                                                                        ------------      -----------
CASH AND CASH EQUIVALENT -ENDING                                                        $    224,054      $    24,587
                                                                                        ============      ===========

Supplemental Information:
Cashflow statement does not include noncash transaction of acquisition of Mardock Promotional products,
  Inc by issuing 600,000 shares at $1 each for assets & liabilities valued at $68,757 resulting in a goodwill of $531,243.

Cashflow statement does not include noncash transaction of acquisition of Primavera Corporation &
  its subsidiary for a consideration of $1,575,000 f resulting in a goodwill of $250,122.

Cashflow statement does not include noncash transaction of acquisition of OPTV.com for a consideration of 100,000 shares of Flexxtech Corporation valued at $625,000 resulting in a goodwill of $625,000

Cashflow statement does not include noncash transaction of acquisition of marketable securities in exchange of shares of Flexxtech Corporation valued at $1,625,500 and reflection of marketable securities at fair value of $1,772,000.

Cash paid for income taxes and interest                                                            -                -
                                                                                        ============      ===========

   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                    NOTE TO UNAUDITED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(1)  Summary of Significant Accounting Policies:

     Organization and Basis of Presentation:

          The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

     Principles of Consolidation:

          The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiaries, Flexxtech Holdings, Inc., Mardock Promotional Products, Inc, (an Oregon corporation), 82% owned Optv.com (a Nevada corporation) and 80% owned Primavera Corporation and its wholly owned subsidiary North Texas Circuit Board Co., Inc. (a Texas corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Preparation:

          The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 1999 was filed on November 29, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Prior to March 31, 2000 the Company was in the development stage whereby all the activities were devoted to obtaining financing for the acquisitions of businesses. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Acquisition

          Flexxtech Holdings, Inc. acquired Mardock Promotional Products, Inc. on April 26, 2000. The acquisition was recorded under purchase method of accounting. The acquisition was recorded as per follows:

             ------------------------------------------------------------------
             Fair value of assets and liabilities
             ------------------------------------------------------------------
             Total Current assets                                   $ 171,374
             ------------------------------------------------------------------
             Total Non-current assets                                  96,658
             ------------------------------------------------------------------
             Current liabilities                                     (144,388)
             ------------------------------------------------------------------
             Non-current liabilities                                  (54,887)
                                                                     ========
             ------------------------------------------------------------------
             Net worth of Mardock                                      68,757
             ------------------------------------------------------------------
             Consideration:
             ------------------------------------------------------------------
             600,000 shares of Flexxtech Corporation at $1 each       600,000
                                                                     ========
             ------------------------------------------------------------------
             Goodwill recorded                                      $ 531,243
                                                                    =========
             ------------------------------------------------------------------

          On August 15, 2000, Flexxtech Holdings, Inc. entered into an agreement with Primavera Corporation, whereby Flexxtech Holdings, Inc. acquired 67% newly issued and outstanding common stock of Primavera Corporation. Flexxtech Holdings, Inc. was issued 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership of Flexxtech Holdings, Inc. was increased to 80% of Primavera Corporation. The consideration is payable in cash of $1,250,000 by installments through January 15, 2001 and remaining amount in form of 130,000 shares of the Company's common stock at $2.50 per share. The Acquisition has been recorded under the purchase method of accounting and resulted in Goodwill of $250,122.

          On September 15, 2000, Flexxtech Holdings, Inc. entered into an agreement with Optv.com, whereby Flexxtech Holdings, Inc. acquired 7,578,000 newly issued shares of common stock representing 80% issued and outstanding common stock of Optv.com. The consideration was paid by issuing 100,000 shares of the Company's common stock at $6.25 per share. The Acquisition has been recorded under the purchase method of accounting and resulted in Goodwill of $625,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, we assert the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

The discussion and financial statements contained herein are for the three months and nine months ended September 30, 2000 and September 30, 1999. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Overview.

We, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., are engaged in the business of developing, operating, and investing in emerging growth companies in technology and the Internet. Our objective is to build long-term capital appreciation for its shareholders through the acquisition of emerging technology companies. The primary focus in technology and the Internet will include the acquisition, investment, and internal development in the following categories: E-commerce, Data Storage, Internet Service Providers, Internet Portals, Internet Infrastructure, Wireless Technologies, Computer Software, Computer Networking, Financial Services, Telecommunications Networks - equipment and services, Semiconductor Equipment and Electronic Manufacturers and Services.

Current Operations.

We are a holding company, which, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., holds of a variety of investments in the technology arena that include 100% ownership in Mardock Promotional, Inc., 80% ownership in Primavera Corporation, the parent company of North Texas Circuit Board Co., 82% of OpiTV.com, and large minority ownership in a variety of other technology companies including: 225,000 shares of common stock of Accesspoint Corporation (OTCBB: ASAP), 1,500,000 shares of common stock of Infinite Networks, Inc. (OTC:
INCZ), 600,000 shares of Ameri-First Financial Group, Inc. (OTCBB: AMFR), and 100,000 shares of Easyriders, Inc. (AMEX: EZR).

In April 2000 we changed the direction and business plan of our company to its current model. Before April 2000 we had virtually no meaningful business operations. New directors were approved and elected by the shareholders. The new directors elected new officers to guide our company and our new business plan.

On April 26, 2000, our wholly-owned subsidiary, Flexxtech Holding Corporation, acquired 100% of Mardock Promotional, Inc., an Oregon Corporation, for 600,000 shares of our common stock.

On May 10, 2000, our wholly-owned subsidiary, Flexxtech Holding Corporation, acquired 1,500,000 shares of the common stock of Infinite Networks, Inc. for 1,500,000 shares of our common stock.

On June 15, 2000, our wholly-owned subsidiary, Flexxtech Holding Corporation, acquired 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com in exchange for 1,500,000 shares of our common stock.

On June 15, 2000, we borrowed $100,000.00 from Haldane Limited pursuant to the terms of a Promissory Note. The loan bears interest at ten percent (10%) per annum, with the principal and interest all due on September 15, 2000. In not paid on September 15, 2000, the Note bears interest at the annual rate of eighteen percent (18%). The Note was not paid on September 15, 2000.

On June 26, 2000, we commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. In the three months ended September 30, 2000 and pursuant to Regulation D, we sold 253,852 shares of common stock at $2.50 per share for gross proceeds of $634,630. Pursuant to Regulation S, we sold 61,480 shares for gross proceeds of $153,700. While there is no assurance that we will be successful in raising additional capital, we are actively seeking private equity financing to assure that we will be capable of financing the continuation of our business. Any additional capital raised above and beyond what we need for our monthly expenditures would be used in increasing our marketing and sales efforts and future investments and acquisitions. Should we fail to raise additional funding, we will be forced to curtail our growth, both through internal development and through investments and acquisitions. As only a holding company to date, we do not generate our own revenues, but rely on additional financing to pay our operation expenses. We are currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. We hope to attract clients for these new services in the third quarter of this year, therefore not relying on additional financing to support our role as a holding company.

On July 18, 2000, we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired an additional 125,000 shares of Accesspoint Corporation at a price of $4.00 per share, for a total of $500,000. The acquisition consisted of us issuing 300,000 shares of common stock, at a price of $1.00 per share and a promissory note for $200,000 at 10% interest per annum, due on demand. The holder of the issued shares and Note is Atlantis Aggressive Growth Company.

On August 14, 2000, we paid 100,000 shares of our common stock to Sierra Nevada Advisors for financial consulting and advisory services. The stock was valued at par value.

On August 15, 2000, we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings, Inc. was issued 203 shares of Primavera Corporation in consideration of payment in the total amount of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration is payable in cash of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of our common stock valued for purposes of the transaction at $2.50 per share. As of September 30, 2000, none of the of our shares of common stock had been issued to Primavera Corporation. However, through November 20, 2000, the 130,000 shares had been issued to Primavera shareholders and $900,000 had been delivered to Primavera and North Texas Circuit Board for working capital. We also granted piggy-back registration rights for a one year period with regard to such shares. As of September 30, 2000, an additional 10,000 shares remained to be issued to two Primavera shareholders for advisory services pertaining to ongoing business matters.

On September 8, 2000, our wholly-owned subsidiary, Flexxtech Holdings, Inc., executed a Financial Advisory and Consulting Agreement with Ameri-First Financial Group, a Nevada Corporation, whereby Flexxtech Holdings, Inc. agreed to render financial advisory services in connection with the negotiation of transactions, marketing and support of Ameri-First Financial Group, acquisitions, and corporate development and organization. Under the one year agreement, Flexxtech Holdings, Inc. was issued 500,000 shares of the common stock of Ameri-First Financial Group, Inc. (OTCBB: AMFR). Pursuant to the Agreement, Ameri-First agreed to register the 500,000 shares with the Securities and Exchange Commission within ninety days of the agreement. Each month the stock is not registered, Ameri-First is obligated to pay a reoccurring penalty of 50,000 shares.

On September 15, 2000, we, through our wholly-owned subsidiary Flexxtech Holdings, Inc., acquired 80% of or 7,578,000 shares of common stock of OpiTV.com from two principle shareholders of OpiTV.com in exchange for 100,000 of our common shares, valued for purposes the transaction at $6.25 per share. As of September 30, 2000, none of the above shares of our common stock had been issued to Opitv.com or its shareholders. The acquisition resulted in goodwill of $625,000. Prior to the acquisition, Flexxtech Holdings, Inc. owned 180,000 shares of common stock of OpiTV.com. This transaction increased the total stock ownership by Flexxtech Holdings, Inc. in OpiTV.com to 82%.

Also, in September 2000, we issued 28,200 shares of our common stock at a value of $1 per share to two consultants to the company.

Results of Operations.

We have generated consolidated revenues of $3,483,421 for the period ended September 30, 2000 as compared to $1,757 for the three month period ended September 30, 1999. We anticipate an increase in generating revenues in the future. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operating of our subsidiaries and future acquisitions. On June 15, 2000, we executed a promissory note with a shareholder in the amount of $100,000 at 10% interest per annum, due September 15, 2000. On July 18, 2000 we executed a promissory note with a shareholder in the amount of $200,000 at 10% interest per annum, due on demand. We plan on growing our revenues through the acquisition of various technology companies in various markets and increasing our products and services in part through acquisition of existing emerging technology and Internet-related businesses. We will continue to seek capital to fund to our subsidiary, Flexxtech Holdings, Inc, for acquisitions and the internal development of those companies acquired. We will seek capital through private investors and anticipate attracting institutional investors in the near future. In the event that we do not attract such capital and are unable to generate revenues sufficient to support our expenses, then we will be required to curtail our operations, sell existing investments, and slow down our plan for expansion. We, however, feel that, subject to the cautions expressed above and economic and other factors beyond our control, we are generally on good financial footing and do not foresee a slow down in our expansion plans for sometime.

Three Months and Nine Months Ended September 30, 2000 as Compared to Three Months and Nine Months Ended September 30, 1999

Revenues.

We had revenues of $3,483,421 and $3,591,917 for the three months and nine months ended September 30, 2000 and $1,757 and $1,757 for the three months and nine months ended September 30, 1999. The increase in revenues was the result of the acquisition by Flexxtech Holdings, Inc. of Mardock, Inc. on April 26, 2000, and contribution by Mardock, Inc. to the revenue from April 26, 2000 through September 30, 2000, and the acquisition of Primavera Corporation, the parent company of North Texas Circuit Board Company on August 15, 2000, and contribution by Primavera to the revenue from August 15, 2000 through September 30, 2000.

Cost of Sales.

We incurred Cost of Sales of $2,746,969 for the three months ended September 30, 2000 as compared to $0 for the same three months ended September 30, 1999. The increase in Cost of Sales is the result of consolidated Cost of Sales from the subsidiaries of Flexxtech Holdings, Inc, namely Mardock, Inc. and North Texas Circuit Board Company.

General, Administrative and Selling Expenses.

We incurred costs of $1,074,139 for the three months ended September 30, 2000 as compared to $5,733 for the same period last year. General, Administrative and Selling Expenses for the nine month, period ended September 2000 and 1999 amounted to $1,180,188 and $8,341, respectively. The increase of operating expenses is the result of the Mardock and North Texas Circuit Board acquisitions and their consolidated operating expenses and an increase in rent, salaries, wages, and expenses related to raising capital.

Net loss before income taxes.

We has a loss before taxes of $432,719 for the three months ended September 30, 2000 as compared to a loss of $3,976 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we had a loss before taxes of $501,720 as compared to a loss before taxes of $6,584 for the nine months ended September 30, 1999.

Unrealized gain on investments.

We have an unrealized gain on investments available for sale of $300,500 for the three and six months ended September 30, 2000. There is no gain or loss for the same periods in 1999.For the nine months ended September 30, 2000, we had an unrealized gain on investments available for sale of $146,500. The unrealized gain is contributed to the fluctuating market value of the securities that subsidiary, Flexxtech Holdings, Inc., owned, at the closing of the period. The securities owned are marked to market on the last day of the trading month for the period ended.

Net loss.

We had a net loss of $432,718 for the quarter ended September 30, 2000 as compared to a net loss of $3,976 for the quarter ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $502,520 as compared to a net loss of $6,584 for the nine months ended September 30, 1999. The net loss was mostly due to the acquisition and inclusion of operations of North Texas Circuit Board Co., and Mardock Inc. from the period of acquisition through September 30, 2000, and the increase in general and administrative expenses.

Liquidity and Capital Resources.

Our business plan was restructured in April 2000 to its now current plan. We must continue to raise capital to fulfill our plan of acquiring, through our subsidiary Flexxtech Holdings, Inc., emerging technology companies and assisting in the development of those companies internally. A majority of our expenses are related to raising capital. Future expenses will include legal and accounting and other professional fee expenses. If we are unable to raise any additional capital our operations will be curtailed and we may have to liquidate our current investments for operating capital. As of September, 2000, we had total Current Assets of $5,070,242 and Current Liabilities of $4,161,017. Cash and cash equivalents were $224,054. Stockholders' Equity was $3,759,977. Our management feels that, subject to the above cautions and economic and other factors beyond our control, we are moving in the correct financial direction at this time and that no outside forces, including inflation has had a significant impact on our operations. We will continue to raise capital for acquisitions and the internal development of our subsidiaries and their holdings.

Subsidiaries.

Flexxtech Holdings, Inc. is our wholly-owned subsidiary. On April 26, 2000, Flexxtech Holdings, Inc. acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. We issued 600,000 shares of our common stock for all of the shares of Mardock, Inc. Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Mardock is in the process of developing an e-commerce site for corporate promotional products. Greg Mardock, the President and CEO of Mardock, Inc. is also a director and officer of our company. On August 31, 2000, Grey Mardock became President of our corporation.

On August 15, 2000, we acquired, through our wholly-owned subsidiary Flexxtech Holdings, Inc., 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings, Inc. was issued 203 shares of common stock of Primavera Corporation in consideration of the payment of $1,575,000. On October 31, 2000, the ownership of Primavera Corporation by Flexxtech Corporation, Inc. was increased to 80%. The consideration consisted of cash in the amount of $1,250,000 payable by installments through January 15, 2001 and of 130,000 shares of our common stock valued for purposes of the transaction at $2.50 per share. As of September 30, 2000, the we had not issued the above shares. However, the 130,000 shares had been issued to Primavera shareholders as of November 20, 2000, and $750,000 has been delivered to Primavera and North Texas Circuit Board for working capital. As of September 30, 2000, an additional 10,000 shares of our common stock remained to be issued to two Primavera shareholders for advisory services pertaining to ongoing business matters.

For the six month ended June 30, 2000 and twelve months ended December 31, 1999, North Texas Circuit Board Company had net revenue of $4,798,997 and $9,887,025 respectively. A net loss for the same periods was $765,731 and $868,775, respectively.

For the three months and nine months ended September 30, 2000, net revenues were $2,109,771 and $6,908,768 respectively. Net income (loss) for the three months and nine months ended September 30, 2000 was $35,985 and ($729,746), respectively.

Primavera Corporation was formed in Texas on April 26, 2000. Primavera Corporation is a holding company which operates primarily through its wholly-owned subsidiary, North Texas Circuit Board Company ("NTCB"), which was formed in 1978 in the state of Texas. NTCB manufacturers printed circuit boards on a quick-turn basis. On May 11, 2000, Primavera acquired 100% of the common stock of NTCB.

On September 15, 2000, we, through our wholly-owned subsidiary Flexxtech Holdings, Inc., acquired 80% or 7,578,000 shares of common stock of OpiTV.com from two principle shareholders of OpiTV.com in exchange for 100,000 shares of our common stock valued for purposes of the transaction at $6.25 per share. The acquisition resulted in goodwill of $625,000. Prior to the acquisition, Flexxtech Holdings, Inc. owned 180,000 shares of common stock of OpiTV.com. The total holdings by Flexxtech Holdings, Inc. in OpiTV.com is 82%.

OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. OpiTV.com informs us that OpiTV.com plans on distributing the STB in January 2001 and is currently finalizing manufacturing arrangements. It is anticipated that sales will be made through agent's distributors and sub-licenses. OpiTV has no revenues to date and operating expenses of approximately $20,000 per month, consisting mostly of wages, rent and sales expenses.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.


Item 2.     Changes in Securities

On July 18, 2000 we issued 300,000 shares of our common stock to Atlantis Aggressive Growth Company in partial exchange for 125,000 shares of common stock of Accesspoint Corporation issued to our wholly-owned subsidiary, Flexxtech Holdings, Inc. The acquisition consisted of us issuing 300,000 shares of common stock, at a price of $1.00 per share and a promissory note for $200,000 at 10% interest per annum, due on demand. No underwriters were used and we did not publicly offer our shares. We did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that Atlantis Aggressive Growth Company acquired the shares for its own account with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Atlantis Aggressive Growth Company.

On August 14, 2000, we issued 100,000 shares of our common stock to Sierra Nevada Advisors for financial consulting and advisory services. For purposes of the transaction the stock was valued at par value. No underwriters were used and we did not publicly offer our shares. We did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that Sierra Nevada Advisors, Inc. acquired the shares for its own account with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Sierra Nevada Advisors, Inc.

On August 15, 2000, we entered into a Stock Purchase Agreement with Primavera Corporation, a Texas corporation, which called for the issuance of 130,000 shares of our common stock to Primavera Corporation. As of September 30, 2000, none of the shares had been issued to Primavera Corporation.

On September 15, 2000, we entered into a Plan of Reorganization and Stock Purchase Agreement with OptTV.com, a Nevada corporation, which called for the issuance of 100,000 shares of our common stock to Optiv.com. As of September 30, 2000, none of the shares had been issued to OpiTV.com.

Also, in September 2000, we issued 28,200 shares of our common stock at a value of $1 per share to two consultants to the company. We issued issued 3,200 shares of common stock to Anantbhai C. Amin and 25,000 shares of common stock to Anastasio J. Sanchez-Martinez. No underwriters were used and we did not publicly offer our shares. We did not pay any finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. We believe that the consultants acquired the shares for their own account with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the consultants.

As previously reported, in June, 2000 we had commenced a private placement offering pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. The private placement continued and was ongoing as of September 30, 2000. From July through September, 2000, we sold 253,852 shares of common stock pursuant to Regulation D under the private placement to 68 purchasers at $2.50 per share for total gross proceeds of $634,630. No underwriters were used and we did not publicly offer the above shares. While we did not pay any finder's fees or discounts, we did pay commissions in connection with the above issuance in the total amount of $63,463 representing 10% of the amount of gross cash proceeds received by us in connection with the above placement of shares.

As part of the private placement, from July through September we also sold 61,480 shares of common stock pursuant to Regulation S to 20 purchasers at $2.50 per share for total gross proceeds of $153,700. No underwriters were used and we did not publicly offer the above shares. While we did no pay any finder's fees or discounts, we did pay commissions in connection with the above issuance in the total amount of $15,370 representing 10% of the amount of gross cash proceeds received by us in connection with the above placement of shares.

Item 3.   Defaults Upon Senior Securities

Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

On August 31, 2000, Mr. Chris H. Beshlian was elected as director of our corporation by our shareholders. The foregoing action was approved by the holders of more than a majority of our common stock pursuant to a written consent. No meeting was held for the above written consent. The written consent was obtained on April 12, 2000. As of the date of the above actions we had outstanding 6,046,361 shares of common stock. 4,111,526 shares of common stock voted in favor of the above actions. No proxies were solicited. Accordingly, we did not provide our stockholders with an Information Statement, pursuant to
Schedule 14C or otherwise, concerning such actions.

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

Item 5.   Other Information.

On September 8, 2000, our wholly-owned subsidiary, Flexxtech Holdings, Inc., executed a Financial Advisory and Consulting Agreement with Ameri-First Financial Group, a Nevada Corporation, whereby Flexxtech Holdings, Inc. agreed to render financial advisory services in connection with the negotiation of transactions, marketing and support of Ameri-First Financial Group, acquisitions, and corporate development and organization. Under the one year agreement, Flexxtech Holdings, Inc. was issued 500,000 shares of the common stock of Ameri-First Financial Group, Inc. (OTCBB: AMFR). Pursuant to the Agreement, Ameri-First agreed to register the 500,000 shares with the Securities and Exchange Commission within ninety days of the agreement. Each month the stock is not registered, Ameri-First is obligated to pay a reoccurring penalty of 50,000 shares. Ameri-First Financial Group, Inc. also agreed to reimburse our expenses and to provide us with registration rights pertaining to the above shares.

Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report


     Exhibit no.       Description
     -----------       -----------

       2.1*            Plan of Reorganization and Stock Purchase Agreement -
                       OpiTV.com

       10.1* Stock Purchase Agreement and Promissory Note - Atlantis Aggressive Growth Company

       10.2*           Stock Purchase Agreement - Primavera Corporation

       10.3*           Financial Advisory Consulting Agreement - Ameri-First
                       Financial Group

       10.4*           Promissory Note - Haldane Limited

       27              Financial Data Schedule

(*  Filed as an Exhibit to Form 8-K filed on December 4, 2000)

   (b) Reports on Form 8-K

On December 4, 2000, we filed a report on Form 8-K and reported, in part, the following items: (i) Resignation of Mr. Brian Kulhanjian as officer and the election of Howard Frantom and Mr. Chris H. Beshlian as officers; (ii) Plan of Reorganization and Stock Purchase Agreement with OpiTV.com; (ii) Stock Purchase Agreement and Promissory Note with Atlantis Aggressive Growth Company; (iii) Stock Purchase Agreement with Primavera Corporation; (iv) Financial Advisory Consulting Agreement with Ameri-First Financial Group; (v) June 15, 2000, $100,000.00 loan from Haldane Limited pursuant to the terms of a Promissory Note. We also reported Pro Forma Statements for the Period Ended September 30, 2000 (Unaudited) to be filed by amendment, which amendment has not been filed as of the date of filing of this report on Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FLEXXTECH CORPORATION
                                             (Registrant)

Date: December 6, 2000                        By: /s/ Greg Mardock
                                              ------------------------
                                                  Greg Mardock
                                                  President