Form 10KSB
period 2000-12-31
FLEXXTECH CORP
filed 2001-04-16
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                      ----------------------------------
                                  FORM 10KSB
                      ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 000-25499

                       INFINITE TECHNOLOGY CORPORATION
                ----------------------------------------------
                                (Former Name)

                            FLEXXTECH CORPORATION
                ----------------------------------------------
                                  (New Name)
                (Name of Small Business Issuer in its Charter)

             Nevada                                   88-0390360
    ------------------------------             -----------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)             Identification Number)

    5777 W. Century Boulevard
    Suite 775, Los Angeles, California                   94010
    ----------------------------------------          ----------
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

                                Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The revenue of Flexxtech Corporation for the fiscal year ended December 31, 2000, was $4,526,003.

     As of December 31, 2000, Flexxtech Corporation had a limited public trading market for its common stock. The aggregate market value of the common equity held by non-affiliates of Flexxtech Corporation on December 31, 2000, was $23,213,000. Directors, Officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of Flexxtech Corporation's Common Stock as of December 31, 2000, was 10,216,900.

     Transitional Small Business Disclosure Format (check one): Yes [] No [x]

                               TABLE OF CONTENTS


Page

----
PART I
     Item 1   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     Item 2   Description of Property . . . . . . . . . . . . . . . . . . . 9
     Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 9
     Item 4   Submission of Matters to Vote of Security Holders . . . . . . 9

PART II
     Item 5   Market For Common Equity and Related Stockholder Matters. . . 9
     Item 6   Management's Discussion and Analysis or Plan of Operation . .12
     Item 7   Financial Statements. . . . . . . . . . . . . . . . . . . . .17
              Independent Auditors' Report. . . . . . . . . . . . . . . . .18
              Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .19
              Statements of Operations. . . . . . . . . . . . . . . . . . .20
              Statement of Changes in Stockholders' Equity. . . . . . . . .21
              Statements of Cash Flows. . . . . . . . . . . . . . . . . . .22
              Notes to Financial Statements . . . . . . . . . . . . . . . .23
     Item 8   Changes and Disagreements with Accountants. . . . . . . . . .37
     Item 9   Directors, Executive Officers, Promoters and Control Persons.37

PART III
     Item 10  Executive Compensation. . . . . . . . . . . . . . . . . . . .39
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management. . . . . . . . . . . . . . . . . . . . . . . . . .40
     Item 12  Certain Relationships and Related Transactions. . . . . . . .41
     Item 13  Exhibits and Reports on 8-K . . . . . . . . . . . . . . . . .41



                                    PART I

ITEM 1.  BUSINESS

  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
  ----------------------------------------------------------

  This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, Registrant claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward- looking statements: materially adverse changes in economic conditions in the markets served by the companies; competition from others in the same markets and other industry segments; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

  OUR COMPANY
  -----------

  HISTORY
  -------

    We were originally incorporated in the State of Nevada as Color Strategies on March 24, 1998. On October 1, 1999, we created a wholly-owned subsidiary named Infinite Technology Holding, Inc. We changed our name to Infinite Technology Corporation on December 23, 1999. On May 4, 2000, we changed our name from Infinite Technology Corporation to Flexxtech Corporation. On the same date, May 4, 2000, the name of our wholly-owner subsidiary was changed from Infinite Technology Holding Corporation to Flexxtech Holdings, Inc., which is referred to in this report as "Flexxtech Holdings." Flexxtech Corporation is sometimes referred to in this report as "our Company."

     At the time we were named Color Strategies, our business purpose was creating and presenting self-improvement and motivational seminars which utilized the concept of image and style enhancements. At the time that we changed our name to Infinite Technology Corporation we also changed our business focus. We are now focused on and engaged in the business of developing, operating and investing in emerging technology growth companies, through our wholly-owned subsidiary, Flexxtech Holdings. Our objective is to build long-term capital appreciation for our shareholders.

  BUSINESS
  --------

     OUR PRINCIPAL ACQUISITION AND INVESTMENT STRATEGY
     -------------------------------------------------

     Our investment objective is to seek long-term capital appreciation by Investing, through our subsidiary, Flexxtech Holdings, Inc., in primarily emerging growth technology companies and those companies positioned to benefit from the growth of the Internet and intranets. We believe that our strategy also promotes opportunities for investment in undervalued situations and synergistic business relationships among the companies in which we have investments. The primary focus in technology include the internal development and investment in the following categories:

   .  Data Storage
   .  Internet Infrastructure
   .  Wireless Technologies
   .  Computer Software
   .  Computer Networking
   .  Financial Services
   .  Telecommunications
   .  Networks/Equipment and Services
   .  Semiconductor
   .  Circuit Board Manufacturing
   .  Equipment and Electronic Manufacturers and Services

     Under normal conditions, our subsidiary, Flextech Holdings, Inc., will acquire and invest at least 50% of total assets in equity securities of companies that are engaged in the research, design, development, manufacturing or distribution of products, processes or services for use with data networks. Our portfolio is concentrated on middle-market established businesses as well as young emerging growth companies that our own research suggests have potential for gaining the dominant role in their markets and for producing extraordinary price appreciation over time.

    There is no limit on the market capitalization of the companies that our subsidiary, Flexxtech Holdings, Inc., may acquire or invest in, or in the length of operating history for the companies. Our subsidiary may invest without limit in private as well as public companies, initial public offerings, private placements, bridge financing, debt securities, foreign securities and purchase and sell options. Our subsidiay may also margin up to 100% of its marginable securities.

   In seeking new business opportunities our management, and that of our subsidiary, Flexxtech Holdings, Inc., may consider:

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

     We have initiated a program with special interest in the acquisition of printed circuit board companies. We have called this program a circuit board plan or a circuit board roll-up plan, although the term roll-up is used in a plain meaning non-securities, non-technical sense.

     In addition to the circuit board plan, we intend to seek, through our subsidiary, Flexxtech Holdings, Inc., additional industries where where efficiencies through consolidation will greatly benefit the Company. The thrust will be to:

   . Acquire "islands of excellence" in attractive, complementary markets. . Efficiently acquire and integrate new companies while preserving their entrepreneurial spirit.
   .  Use the greater purchasing power to obtain improved vendor deals.
   .  Keep and integrate only those superior managers.

     MERGER & ACQUISITION TENETS
     ---------------------------

   . Build on our organizational skill in performing acquisitions; develop systems for managing the process from lead evaluation, negotiation, contracting, and post-closing integration.
   . Pay reasonable multiples with extra incentives to ensure seller commitment.
   . Exercise complete due diligence to ensure smooth integration of personnel and operations.
   . Achieve rapid returns on investment by implementing the best practices in the acquired operation.
   .  Reduce overhead by vacating unneeded premises.
   . Centralize any duplicated support functions into the headquarters location.


     SPECIFIC INVESTMENT STRATEGY AND RISKS
     --------------------------------------

     Equity Securities. We invest, through our subsidiary, Flexxtech Holdings, or otherwise, in companies and equity securities, which include common stocks, preferred stocks and securities convertible into common stocks. There is no limit on the market capitalization of the companies in which we may so invest, or in the length of operating history for the companies.

     Foreign Companies and Securities. Foreign securities include investments in non-U.S. dollar-denominated securities traded outside of the United States and dollar-denominated securities of foreign issuers traded in the United States. Foreign securities also include investments such as American Depository Receipts ("ADRs") which are U.S. dollar-denominated receipts representing shares of foreign-based corporations. We may invest, through our subsidiary, Flexxtech Holdings, or otherwise, up to 50% of our total assets in foreign securities.

     Mutual Funds and Hedge Funds. We may invest our cash position from time to time, through our subsidiary, Flexxtech Holdings, or otherwise, in selective mutual fund shares and hedge fund shares. We may invest, through our subsidiary, Flexxtech Holdings, or otherwise, up to 75% of our cash assets in mutual funds and/or hedge funds.

     Options. An option is a type of investment instrument that gives the holder the right (but not the obligation) to buy (a "Call") or sell (a "Put") an asset in the future at an agreed upon price prior to the expiration date of the option. We may, through our subsidiary, Flexxtech Holdings, or otherwise, write (sell) covered call options, buy put options, buy call options and write secured put options for hedging purposes. Options may relate to particular securities, foreign or domestic securities indices, financial instruments or foreign currencies.

     Short-Term Trading. Although our objective is long-term capital appreciation and long-term investment in emerging technology companies, we may from time to time, through our subsidiary, Flexxtech Holdings, or otherwise, take advantage of certain opportunities that are available through short-term trading.

     Illiquid Investments. We may acquire and invest, through our subsidiary, Flexxtech Holdings, in companies that are private (non-publicly traded), and in illiquid securities including private placements or other securities that are subject to legal or contractual restrictions on resale or for which there is no readily available market. We may acquire, through our subsidiary, Flexxtech Holdings, 100% of private, illiquid companies and may use all or a majority of its assets for such acquisitions and investments.

     Securities Lending. In order to generate additional income, we may lend securities on a short-term or long-term basis to qualified companies and institutions. By reinvesting any cash collateral it receives in these transactions, we could realize additional income gains or losses.

     Borrowing and Reverse Repurchase Agreements. We can borrow money from banks and enter into reverse repurchase agreements with banks and other financial institutions. Reverse repurchase agreements involve the sale of securities held by us subject to our agreement to repurchase them at a mutually agreed upon date and price (including interest).

     INVESTMENT COMPANY ACT OF 1940
     ------------------------------

     Although we, or our subsidiary Flexxtech holdings, Inc., may participate in the purchasing, trading or selling the securities of various business, we do not intend to engage primarily in such activities involving passive investment interests. Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940 and, therefore, to avoid the potential application of costly and restrictive registration and other provisions of that Act and the regulations promulgated thereunder. In the event, however, that we or our subsidiary, Flexxtech Holdings, Inc., engages in business transactions which result in the holding of passive investment interests in a number of entities, we or our subsidiary, Flexxtech Holdings, Inc., may be subject to regulation under the Investment Company Act of 1940. In such event, we or our subsidiary, Flexxtech Holdings, Inc., would be required to register as an Investment Company and could be expected to incur significant registration and compliance costs. we have obtained no formal determination that the Securities and Exchange Commission as to our status or that of Flexxtech Holdings, Inc. under the Investment

Company Act of 1940. Any violation of such act would subject us or our subsidiary, Flexxtech Holdings, Inc., to material adverse consequences.

     WHAT DOES IT TAKE TO BE A FLEXXTECH COMPANY?
     --------------------------------------------

     Large Potential Market. The market for the product or service must be very large or have good prospects of becoming a very large market. For example, online retailing represents a massive global business opportunity and Amazon.com is the leading online retailer. Their potential to increase sales globally with additional products and services is enormous.

     "First Mover" Advantage. Perhaps as in no other industry, being first to deploy an advanced technology in a product or service often provides a distinct advantage. QLogic, a Flexxtech stock, was first to lead the global market for fibre channel host bus adapters. Its nearly 40% market share is difficult to challenge.

     High Barriers to Entry. Combining an early head start with superior technology produces barriers to entry that protect the "first movers" lead over other potential challengers. The desires of users and developers to adopt a standard is unique to technology. The adoption process only further fortifies the leader and increases barriers to entry. Oracle, one of our portfolio stocks, used increasing barriers to entry to build a dominant position in computer software that helps corporations manage and grow their business.

     Technology Edge. Superior technology is often the springboard of success for a young technology company. The better the technological prowess of the firm the more likely they are to build technology solutions that customers will embrace. Emulex, another portfolio stock, has a competitive advantage by offering a broad line of fibre channel host adapters, hubs, ASICs and software products that enhance access to, and storage of electronic data and applications.

     Seasoned Management Team. A history of accomplishment in the technology field is one of our basic requirements when it evaluates a company's management. Technical expertise, broad knowledge, a sense of urgency and clear vision are a must if a team is going to succeed. Extensive experience and deep industry contacts have enabled us to recognize first-hand some of what we feel are among the most successful management teams in technology today.

     MAJOR HOLDINGS IN OUR PORTFOLIO OF COMPANIES
     --------------------------------------------

     Listed below are the major holdings in the portfolio of our subsidiary, Flexxtech Holdings, Inc. Various smaller investments are not listed because they represent in total less than five percent (5%)of the total portfolio assets and management may change them from time to time.

     MARDOCK, INC.
     -------------

     Mardock, Inc. is a designer, manufacturer and distributor of apparel and promotional products to the corporate community. Mardock is in the process of developing an e-commerce site for corporate promotional products and plans to create the premier corporate promotional products site on the Internet. Additional information can be obtained at www.mardock.com.

     Our subsidiary, Flexxtech Holdings, Inc., owns 100% of Mardock.

     OPITV.COM
     ---------

     OpiTV.com ("opiTV") is an I-commerce technology company engaged in the business of manufacturing, marketing and distributing a set-top-box device (the "Box"), targeted to a demographics based on a value-added experience. The Box is a convergence device giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Connecting to regular telephone lines, the Box can be used for personal computing, Internet access, education, video conferencing, video games, as well as entertainment.

     As an Intranet function, and because OpiTV owns the equipment, they can inject commercials, ads, movie trailers, infomercials, notices, etc. based on certain time periods, geographical locations and subscriber activity.

 Our subsidiary, Flexxtech Holdings, Inc., owns 82% of OpiTV.com.

     PRIMAVERA CORPORATION
     ---------------------

     Primavera Corporation is the parent company of North Texas Circuit Board Co., Inc. ("NTCB") (www.ntcb.com). NTCB manufactures high-quality, high-technology, quick-turn printed circuit boards. The Company has had a restructuring year in 2000, after being profitable in 22 of its 23 years of existence, is ISO 9002 certified, manufactures 28+ layers, uses Exotic Materials and provides 24-hour delivery. 1999 sales were $9.9 million.

     NTCB is the platform company for the Company's circuit board roll-up. The Company is seeking out additional circuit board companies with established reputations and proven records of profitability, and having operated in the business on average of over 20 years.

     NTCB's partial customer list includes: Allied Signal, BAE Systems, Boeing Defense and Space Group, L3 Communication, Litton Marine Systems, Lockheed Martin Aeronautical, Lockheed Martin Fairchild, Northrop, Orbital Sciences Corp., Raytheon Co., Raytheon E-Systems, Rockwell International, Rockwell Communications, Texas Instruments, TRW, Varo Cop., and Westinghouse.

   Our subsidiary, Flexxtech Holdings, Inc., owns 80% of Primavera Corp..


     THE MARKET
     ----------

     COMPARABLE COMPANIES AND COMPETITION
     ------------------------------------

     There is nothing static about our company. We are a Company in constant motion--expanding through acquisitions and investments in emerging technology and Internet-related companies that enhance the Flexxtech business plan. Although competition for the consolidated Company is difficult to gauge based on our portfolio size, there are several comparable companies with distinct yet similar business plans that are much larger and financial stronger than we are. The most prominent of these companies include Comdisco (NYSE: CDO), and Safeguard Scientific (NYSE:SFE).


     PRINTED CIRCUIT BOARD MARKET
     ----------------------------

     The circuit board element is one of the largest component of our plans. The market for circuit boards was strong in 2000. The Book-to-Bill Ratio for September 2000 was 1.18. Shipments in September 2000 increased 25.2% over September 1999 and orders booked increased 25.4% over September 1999. Compared to 1999, bookings of PWBs are up 28.9% year-to-date, while shipments of PWBs are up 17.8% year-to-date. The information is based on data provided by the 91 rigid and flexible PWB manufacturers participating in IPC's monthly Statistical Program. IPC is a U.S. based trade association with 2,700 member companies employing 400,000 people with $44 billion U.S. industry.

     Electronic equipment demand was very strong in 2000. In June 2000 the combined growth of computer and office, communications, instruments and controls and military electronics was up 34.7% versus June 1999 and 24.7% on a 3-month basis (Apr-June

2000 vs. Apr-June 1999).

     The PCB growth is well supported by equipment growth including communication group up 36%.


     Internet Market Dynamics
     ------------------------

     Although neither we nor our subsidiary, Flexxtech Holdings, Inc., are an Internet company, almost all technology companies must address the Internet and how it plays a roll within the organization. Because nearly all roads in technology lead to the Internet we are addressing the market dynamics of the Internet.

     The Internet is a collection of computer networks connecting millions of public and private computers around the world. The emergence of the Web and the graphical, multimedia environment of the Internet have resulted in the development of the Internet as a new mass communications medium. The ease and speed of publishing, distributing and communicating text, graphics, audio and video over the Internet has led to a proliferation of Internet-based services. Existing Internet services include chat rooms, online magazines, news feeds, interactive games and a wealth of educational and entertainment information, as well as the development of online communities. In addition, by eliminating many of the costs involved in executing routine commercial transactions such as simple banking services and retail purchases, the Internet is rapidly providing individuals and organizations with a new medium for conducting business.

     The consumer online and Internet services industry is now in the early stage of an evolution embraced by both consumers and businesses worldwide. The Internet is moving closer to a mass market. A study by IDC/LINK projects that the number of Web users in the U.S. will increase from approximately 100 million in 1999 to 189 million in 2003.

     The U.S. Internet Market
     ------------------------

     As the number of Americans using Internet technology continues to grow, people increasingly turn to the Internet to conduct research for work, obtain entertainment and travel information, shop and catch up with friends and family.

     The Pew Research Center reported that over the last three years, the number of Americans who own computers had grown from 36% to 43%, and the percentage using the Internet and e-mail has increased even more. Now 41% of Americans go online -- up from just 14% in 1995.

     Unlike many technologies developed in recent decades that are used primarily in the workplace, the Internet is taking root right at home. Fully 74% of people who use the Internet go online at least some of the time at home, and nearly half (49%) connect to the Internet solely from home. This represents more than the total number of people who go online at work exclusively or some of the time (38%).

     Some 12% of Americans -- 22 million -- go online every day, compared to just 3% three years ago. Internet users tend to go online throughout the day, for relatively brief periods of time. One in four (25%) Internet users generally go online during the daytime, and nearly as many favor the dinner (22%) or late night hours (22%). Fewer go online during the morning hours (16%).

     The typical user spends an hour or less online on any given day. Among Internet users surveyed, 29% were online for a half-hour or less, while 41% were online for up to one hour. The remaining 30% spent more than an hour online throughout the day.

     Reflecting the steady growth of the Internet in America, the Pew Research Center survey found that 46% of users started going online just within the last year. As the online population expands, there are signs that the Internet -- used by a relatively small and elite group several years ago -- is beginning to reach a broader cross-section of the public.

     40% of those who started going online within the past year never attended college, which is nearly twice the number as among experienced Internet users (22%). Similarly, 23% of new users have household incomes below $30,000 a year, compared to just 16% of those who have been online for more than a year.

     Despite these substantial changes in the Internet population, it is still a long way from mirroring the country as a whole. Americans who go online remain substantially younger, better educated and more affluent than the U.S. population at large. 39% of Internet users are college graduates, for example, compared to just 22% of all Americans. Similarly, 80% of Internet users are under age 50, compared to 63% of all Americans.


     RESEARCH AND DEVELOPMENT ACTIVITIES IN THE PAST TWO YEARS
     ---------------------------------------------------------

     We have been in business only since March of 1998 and we have only conducted material business since April 2000. We have spent no money on research and development.

     TOTAL NUMBER OF EMPLOYEES
     -------------------------

     We have no employees as of this date other than Greg Mardock who is also our President, Secretary/Treasurer and a director. We have no plans to hire any additional employees during the next twelve months.


ITEM 2.  DESCRIPTION OF PROPERTY

     We sublease office space at 5777 West Century Blvd., Suite 775-A, Los Angeles, California 90045. Our subsidiary, Flexxtech Holdings, Inc., also shares the same space. Our monthly rent is approximately $770. Mardock, Inc., leases approximately 5,000 square feet of office space in McMinnville, Oregon. The monthly rent of Mardock, Inc is $2,600. North Texas Circuit Board Co. leases approximately 25,000 square feet of office and factory space in Grand Prairie, Texas. OpiTV.com conducts its operations at Flexxtech headquarters. Neither we nor our majority owned subsidiaries own any real property.


ITEM 3.  LEGAL PROCEEDINGS

     Mardock, Inc., the wholly-owned subsidiary of our subsidiary Flexxtech Holdings, Inc., became the holder of a secured promissory note in principal amount of $1,270,000, accruing interest at 10% per annum, in regard to the sale of 500,000 shares of our common stock. The note was made by Ameri-First Financial Group, Inc., is secured by the assets of Ameri-First and is due on demand. Mardock, Inc. has made demand for payment and Ameri-First Financial Group, Inc. has failed to pay. The note is now due and unpaid. On January 3, 2001 Mardock, Inc. filed a complaint against Ameri-First Financial Group, Inc. to collect on the Note. The complaint was filed in the Los Angeles County superior Court. The Complaint was amended on January 5, 2001. The amended complaint includes causes of action for breach of promissory note, common counts and foreclosure of security interest. The amended complaint seeks unpaid principle, interests and attorney fees and costs. The amended complaint names Ameri-First Financial Group, Inc., Pacific Sports Holdings, Inc., Oregon Outerwear, Inc., Tahoe Pacific Corporation, Southbay Golf, Inc. and outback Apparel group, Inc. as defendants. A settlement is currently being investigated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION
  ------------------

     We do not have a substantial public trading market for our Common Stock. Our Common Stock is quoted on the Pink Sheets LLC (formerly National Quotation Bureau) Electronic Quotation Service, a quotation service for Over-the-Counter
(OTC) securities. There is no assurance that a substantial trading market for our common stock will ever develop. There are no outstanding options, warrants to purchase, or securities convertible into our common equity. We have not agreed to register any shares of its common stock for any shareholder.

     On October 7, 1998 we submitted a Form 211 to the NASD Regulation pursuant to Rule 15c2-11. The Form 211 was accepted by the NASD Regulation on May 26, 1999. On March 5, 1999, we filed a Form 10-SB12G for the registration of our outstanding common stock. We filed a Form 10-SB12/A on May 14, 1999.

     Our Common Stock was approved for quotation on the Pink Sheets OTC Electronic Quotation Service under the symbol "FLXT" during the second quarter of 1999. However, our Common Stock did not trade until the second quarter of 2000. Prior to quotation on the Pink Sheets OTC Electronic Quotation Service our common stock was not quoted, listed or traded on any organized market system. The holders of our Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

     The table below sets forth the high and low bid prices for our Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                            Common Stock Bid
------------------------------ ------------------------ --------------------
                                       High                    Low
------------------------------ ------------------------ --------------------
Fiscal 1999:
------------------------------ ------------------------ --------------------
                  1st Quarter           $0                     $0
------------------------------ ------------------------ --------------------
                  2nd Quarter           $0                     $0
------------------------------ ------------------------ --------------------
                  3rd Quarter           $0                     $0
------------------------------ ------------------------ --------------------
                  4th Quarter           $0                     $0
------------------------------ ------------------------ --------------------
Fiscal 2000:
------------------------------ ------------------------ --------------------
                  1st Quarter           $0                    $0
------------------------------ ------------------------ --------------------
                  2nd Quarter           $3.67                 $3.67
------------------------------ ------------------------ --------------------
                  3rd Quarter           $4.83                 $3.33
------------------------------ ------------------------ --------------------
                  4th Quarter           $7.33                 $3.67
------------------------------ ------------------------ --------------------


     HOLDERS
     -------

     As of December 31, 2000 we estimate that we had approximately 400 shareholders directly of record and in street name.

     Our stock has had a market price of less than $5.00 per share in recent times. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. Accordingly, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.

     Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market.

     DIVIDENDS
     ---------

     The payment of dividends is within the discretion of our Board of Directors. We currently intend to retain all earnings, if any, in the foreseeable future for use in the development of our business. We have not paid dividends since our inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, our financial condition and capital requirements, general business conditions and other factors.

     SALES OF UNREGISTERED SECURITIES
     --------------------------------

     On June 26, 2000 we commenced a private placement offering ("Offering") pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended for the sale of up to 3,000,000 shares of our common stock at a price of $2.50 per share. On September 8, 2000 we amended the Offering price to $5.00 per share and commenced a new phase of the Offering. In the three months ended December 31, 2000 and pursuant to Regulations D and/or S, we sold 236,942 shares of common stock at $1.00 per share for proceeds of $236,942, 1,800 shares of common stock at $1.67 per share for proceeds of $3,000, 23,600 shares of common stock at $2.12 per share for proceeds of $50,000, 1,700 shares of common stock at $2.35 per share for proceeds of $4,000, 449,962 shares of common stock at $2.50 per share for proceeds of $1,124,905, 14,034 shares of common stock at $2.67 per share for proceeds of $37,471, 16,493 shares of common stock at $3.33 per share or proceeds of $54,921, and 36,000 shares of common stock at $5.00 per share for proceeds of 180,000. We sold 141,412 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $376,030. We sold 639,119 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $1,315,209. We sold a total of 780,531 shares of common stock pursuant to the Offering as of December 31, 2000. The total gross Offering proceeds as of December 31, 2000 were $1,691,239. We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately $253,685 or %15 of the gross Offering proceeds. We paid finders' fees in the approximate amount of $169,123. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

     The net Offering proceeds are to be used for two main purposes: (1) to fund the acquisition and investment of various technology companies; and (2) to develop, operate and invest in technology and the interest for those companies in the forefront of advanced information technologies. The maximum Offering proceeds, based upon the Offering of up to 3,000,000 Shares, is $15,000,000.00. The minimum subscription is 5000 Shares or $25,000.00.

     The Shares are being offered to persons who are "accredited investors," as defined under Rule 506 of Regulation D of the Securities Act of 1933 as amended (the "Act"). An additional thirty-five (35) non-accredited investors may participate in the Offering. Accredited investors must have a net worth or joint net worth with their spouse of $1,000,000.00 or more, or have individual income in excess of $200,000.00 (or $300,000.00 joint income with a spouse) in each of the two most recent years and who reasonably expects an income of $200,000.00 (or $300,000.00 joint income with a spouse) in the current year.

     The Offering is being conducted by us as a self underwriting. Shares in the Offering are available only through us. The Offering is being conducted over a three month period commencing on September 8, 2000. We have the option to extend the Offering up to an additional three months. We are making the Offering on a best efforts basis. This means that we have not establish any minimum amount of proceeds that must be generated in the Offering. Accordingly, investors who subscribe for Shares in the earlier stages of the Offering will assume a substantially greater risk than investors who subscribe for Shares later in the Offering.

     Even if we sell all of the Shares covered by the Offering and raise maximum proceeds, such proceeds may be insufficient to implement our business investment plan. There is no guarantee that the funds generated by the Offering will be sufficient to cover the financial requirements for our growth.

     We have arbitrarily set the price of the Shares in the Offering. The price of the Shares is based upon the amount of capital that we desire to raise and the percentage of our outstanding capital stock that we are willing to sell at this point in our development. We have established the price of the Shares and the value of our company without an independent appraisal. The price has no relationship to book value per share, current earnings or other generally accepted measurements of value. The Offering may involve immediate and substantial dilution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and elsewhere in this Form 10-KSB. We do not intend to update these forward looking statements.

     The discussion and financial statements contained herein are for the months and year ended December 31, 2000 and September 30, 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

     OVERVIEW
     --------

     Our Company, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., is engaged in the business of developing, operating, and investing in emerging growth companies in technology. Our objective is to build long-term capital appreciation for our shareholders through the acquisition of technology companies. Our primary focus in technology will include the acquisition, investment, and internal development in the following categories:
Data Storage, Internet Service Providers, Internet Portals, Internet Infrastructure, Wireless Technologies, Computer Software, Computer Networking,
Financial Services, Telecommunications Networks   equipment and services,
Semiconductor Equipment and Electronic Manufacturers and Services.

     GENERAL PLAN OF OPERATION
     -------------------------

     We are a holding company, through our wholly-owned subsidiary, Flexxtech Holdings, Inc., of a variety of investments in the technology arena that include 100% ownership in Mardock, Inc., 80% ownership in Primavera Corporation, the parent company of North Texas Circuit Board Co., 82% ownership in OpiTV.com, and investments in a variety of other technology companies.

     CIRCUIT BOARD STRATEGY
     ----------------------

     In addition to the circuit board plan, we will seek out additional industries where efficiencies through consolidation will greatly benefit the target. The thrust will be to:

    . Acquire "islands of excellence" in attractive, complementary markets. . Efficiently acquire and integrate new companies while preserving their entrepreneurial spirit.
    .  Use the greater purchasing power to obtain improved vendor deals.
    .  Keep and integrate only those superior managers.

     MERGER & ACQUISITION TENETS
     ---------------------------

    . Build on our organizational skill in performing acquisitions; develop systems for managing the process from lead evaluation, negotiation, contracting, and post-closing integration.
    . Pay reasonable multiples with extra incentives to ensure seller commitment.
    . Exercise complete due diligence to ensure smooth integration of personnel and operations.
    . Achieve rapid returns on investment by implementing the best practices in the acquired operation.
    .  Reduce overhead by vacating unneeded premises.
    . Centralize any duplicated support functions into the Headquarter location.

     In April 2000 we changed the direction and business plan of our Company to its current model. Before April 2000 we virtually had no meaningful business. New Officers and Directors were approved and appointed by the shareholders to guide our Company and our new business plan. On April 26, 2000, our subsidiary, Flexxtech Holdings, Inc., acquired 100% of Mardock, Inc., an Oregon Corporation, for 600,000 shares of the Company's common stock. On May 10, 2000 our subsidiary, Flexxtech Holdings, Inc., acquired 1,500,000 shares of the common stock of Infinite Networks, Inc. for 1,500,000 shares of the Company's common stock. On June 15, 2000, our subsidiary, Flexxtech Holdings, Inc., acquired 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com in exchange for 1,500,000 shares of our common stock.

      On July 18, 2000, we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired an additional 125,000 shares of Accesspoint Corporation at a price of $4.00 per share, for a total of $500,000. The acquisition consisted of our Company issuing 300,000 shares of common stock, at a price of $1.00 per share and a promissory note for $200,000 at 10% interest per annum, due on demand. The holder of the issued shares and Note is Atlantis Aggressive Growth.

     On August 14, 2000 we paid 100,000 shares of its common stock to Sierra Nevada Advisors for financial consulting and advisory services. The stock was valued at par value.

     On August 15, 2000 we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issues 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration is payable in cash of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of our common stock at $2.50 per share. As of September 30, 2000, the 130,000 shares have not been issued to Primavera shareholders and are expected to be issued in our fourth quarter. The cash installments have been delivered ahead of schedule and we have delivered $1,250,000 through January 15 2001 to Primavera and North Texas Circuit Board for working capital.

     On September 8, 2000 the Company's subsidiary, Flexxtech Holdings, Inc., executed a Financial Advisory and Consulting Agreement with Ameri-First Financial Group, a Nevada Corporation, whereas Flexxtech Holdings has agreed to render financial advisory services in connection with the negotiation of transactions, marketing and support of the Company, acquisitions, and corporate development and organization. Under the one year agreement, Flexxtech was issued 500,000 shares of the common stock of Ameri-First Financial Group, Inc. (OTCBB: AMFR). Pursuant to the Agreement, Ameri-First agrees to register the 500,000 shares with the Securities and Exchange Commission within ninety days of this agreement. Each month the stock is not registered, Ameri-First will pay a penalty of 50,000 shares per month.

     On September 15, 2000, through our wholly-owned subsidiary Flexxtech Holdings, Inc., we acquired 80% or 7,578,000 of shares of common stock of OpiTV.com from two principle shareholders of OpiTv.com in exchange for 100,000 shares of our common stock valued at $6.25 per share. The acquisition resulted in goodwill of $625,000. Prior to the acquisition, our subsidiary, Flexxtech Holdings, Inc, owned 180,000 shares of common stock of OpiTV.com. The total holdings of Flexxtech Holdings, Inc. in OpiTV.com is 82%.

     Also, in the three months ended December 2000, we issued shares of our common stock at a value of $ per share to various consultants to the company.

     On June 26, 2000 we commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. On September 8, 2000 we amended the Offering price to $5.00 per share and commenced a new phase of the Offering. For the period ended December 31, 2000 and pursuant to Regulation D, we sold 639,119 shares of common stock for gross proceeds of $1,315,209. Pursuant to Regulation S, we sold 141,412 shares for gross proceeds of $376,030. As of December 31, 2000 we sold a total of 780,531 shares of common stock pursuant to the Offering resulting in total gross proceeds of $1,691,239. While there is no assurance that we will be successful in raising additional capital, we are actively seeking private equity financing to assure that we will be capable of financing the continuation of our business. Any additional capital raised above and beyond what we need as our monthly expenditure would be used in increasing marketing and sales efforts and future investments and acquisitions. Should we fail to raise additional funding, we will be forced to curtail our growth, both through internal development and through investments and acquisitions. As only a holding company to date, we do not generate our own revenues, but we rely on additional financing to pay our operating expenses. We are currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. We hope to attract clients for these new services in the third quarter of 2001, thereby not having to rely on additional financing to support our role as a holding company.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR  MONTHS ENDED DECEMBER 31,
1999

     Results of Operations
     ---------------------

     We have generated consolidated revenues of $4,526,003 for the year ended December 31, 2000 as compared to $2,257 for the year ended December 31, 1999. We anticipate an increase in generating revenues in the future. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of its subsidiaries, and for future acquisitions. On June 15, 2000, the Company executed a promissory note with a shareholder in the amount of $100,000 at 10% interest per annum, due September 15, 2000. On July 18, 2000 the Company executed a promissory note with a shareholder in the amount of $200,000 at 10% interest per annum, due on demand. On December 15, 2000, the Company sold 225,000 shares of Accesspoint Corporation to a shareholder for $900,000 on a promissory note at 8% interest per annum and collateralized by 300,000 shares of the Company's common stock. In December, 2000, the Company executed a promissory note for $150,000 on a loan from a shareholder. The promissory note bears interest at the rate of at 10% per annum and is due on January 2, 2002.

     The wholly-owned subsidiary, Mardock, Inc., of our subsidiary Flexxtech Holdings, Inc. became the holder of a secured promissory note in principal amount of $1,270,000, accruing interest at 10% per annum, in regard to the sale of 500,000 shares of our common stock. The Note was made by Ameri-First Financial Group, Inc., is secured by the assets of Ameri-First and is due on demand. Mardock, Inc. has made demand for payment and Ameri-First Financial Group, Inc. has failed to pay. The note is now due and unpaid. Mardock, Inc. has filed and served a complaint against Ameri-First Financial Group, Inc. to collect on the Note. A settlement is currently being investigated.

     We plan on growing our revenues through the acquisition of various technology companies in various markets and increasing its products and services in part through acquisition of existing technology businesses. We will continue to seek capital for acquisitions and in the internal development of those companies acquired. We will seek capital through private investors and anticipates attracting institutional investors in the near future. In the event the Company does not attract such capital and is unable to generate revenues sufficient to support its expenses, then the Company will be required to curtail its operations, sell existing investments, and slow down its plan for expansion. The Company, however, is taking all necessary action to limit its overhead and cut expenses at its operating subsidiaries. we do not foresee a slow down in our acquisition plans or in our expansion plans for sometime. We feel that the current economic conditions benefit us and Flexxtech Holdings, Inc. in our and its choice of acquisitions.

     Revenues
     --------

     We had revenues of $4,526,003 for the year ended December 31, 2000 as compared to $2,257 for the year ended December 31, 1999. The increase in revenues was the result of the acquisition of Mardock, Inc. on April 26, 2000, and the acquisition of Primavera Corporation, the parent company of North Texas Circuit Board Company on August 15, 2000.

     Cost of Sales
     -------------

     We incurred Cost of Sales of $4,058,847 for the year ended December 31, 2000 as compared to $2,094 for the year ended December 31, 1999. The increase in Cost of Sales is the result of consolidated Cost of Sales from the subsidiaries, Mardock, Inc., Primavera Corporation and North Texas Circuit Board Co.

     General, Administrative and Selling Expenses
     --------------------------------------------

     We incurred costs of $2,070,276 for the year ended December 31, 2000 as compared to $24,698 for the year ended December 31, 1999. The increase of operating expenses is the result of the Mardock and North Texas Circuit Board acquisitions and their consolidated operating expenses and an increase in rent, salaries, wages, and expenses related to raising capital for our Company.

     Net loss before income taxes
     ----------------------------

     We had a loss before taxes of $1,812,553 for the year ended December 31, 2000 as compared to a loss of $24,535 for the year ended December 31, 1999.

     Unrealized gain on investments
     ------------------------------

     We have an unrealized gain on investments available for sale of $366,370 for the year ended December 31, 2000. The unrealized gain is contributed to the fluctuating market value of the securities that our subsidiary, Flexxtech Holdings, Inc., owned at the closing of the period. The securities owned are marked to market on the last day of the trading month for the period ended.

     Net loss
     --------

     We had a net loss of $1,814,953 for the year ended December 31, 2000 as compared to a net loss of $24,535 for the year ended December 31, 1999. The net loss was mostly due to the acquisition and inclusion of operations of North Texas Circuit Board Co. and Mardock, Inc., from the period of acquisition through December 31, 2000 and the increase in general and administrative expenses.


     Liquidity and Capital Resources
     -------------------------------

     Our business plan was restructured in April 2000 to its now current form. We must continue to raise capital to fulfill our plan of acquiring technology companies and assisting in the development of those companies internally. A majority of our expenses are related to raising capital. Future expenses will include legal and accounting and other professional fee expenses. If we are unable to raise any additional capital our operations will be curtailed and we may have to liquidate our current investments for operating capital. As of December 31, 2000, we had total Current Assets of $5,315,011 and Current Liabilities of $4,623,750. Cash and cash equivalents were $519,865. Stockholders' Equity was $4,180,127. In the acquisition of North Texas Circuit Board, our management feels that it has made necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, our management feels additional capital will be needed to complete a full turnaround, but that we have made significant strides toward a successful turnaround. Our management feels that our other operations are financially sound at this time and that no outside forces, including inflation has had a significant impact on our operations. We will continue to raise capital for acquisitions and the internal development of our subsidiaries.

     Subsidiaries
     ------------

     Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. On April 26, 2000, Flexxtech Holdings acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. We issued 600,000 shares of our common stock for all of the shares of Mardock. Mardock, established in 1986, is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Mardock is in the process of developing an e-commerce site for corporate promotional products. Greg Mardock, the President and CEO of Mardock, Inc. is also a director of the Company. On August 31, 2000, Greg Mardock became President of Flexxtech Corporation

     On August 15, 2000 we, through through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issues 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration was payable in cash in the amount of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of our common stock valued for purposes of the transaction at $2.50 per share. As of December 31, 2000, the 130,000 shares were issued to Primavera shareholders. We have delivered $1,250,,000 to Primavera and North Texas Circuit Board for working capital. All terms of the Primavera acquisition have been satisfied. For the six months ended June 30, 2000 and twelve months ended December 31, 1999, North Texas Circuit Board Company had net revenue of $4,798,997 and $9,887,025 respectively. A net loss for the same periods was $765,731 and $868,775 respectively.

     For the twelve months ended December 31, 2000, net revenues were $8,347,037. Net income/(loss) for the twelve months ended December 31, 2000 were $792,636. Sales for the period from the acquisition (August 15, 2000) through December 31, 2000, amounted to $4,071,000. Net loss for the same period amounted to $874,000.

     Primavera Corporation was formed in Texas on April 26, 2000. The company is a holding company which operates primarily through its wholly-owned subsidiary, North Texas Circuit Board Company ("NTCB"), which was formed in 1978 in the state of Texas. NTCB manufacturers printed circuit boards on a
quick-turn basis.   On May 11,

2000, Primavera acquired 100% of the common stock of NTCB.

     On September 15, 2000 we, through our wholly-owned subsidiary Flexxtech Holdings, Inc., acquired 80% or 7,578,000 of the shares of common stock of OpiTV.com from two principle shareholders of OpiTv.com in exchange for 100,000 shares of our common stock valued for purposes of the transaction at $6.25 per share. Howard Frantom the Chairman, President and CEO of OpiTV.com and our Company passed away in December 2000. Greg Mardock, President and Director of Company was elected Chairman, President and CEO. Out of the 100,000 shares to be issued, 60,000 shares of Common stock which were to be issued to Howard Frantom have not been issued pursuant to default. The acquisition resulted in goodwill of $625,000. Prior to the acquisition, Flexxtech Holdings, Inc. owned 180,000 shares of common stock of OpiTV.com. The total holdings in OpiTV.com is 82%. The acquisition resulted in goodwill of $805,000.

     OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV is an I-Commerce technology company that is engaged in the development of a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. OpiTV plans on distributing the STB in January 2001 and is currently finalizing manufacturing arrangements. Sales will be made through agent's distributors and sub-licenses. OpiTV has no revenues to date and operating expenses of approximately $20,000 per month, consisting mostly of wages, rent and sales expenses. Opitv.com had no revenues in the year 2000.

  Plans to Raise Capital
  ----------------------

     We currently plan to raise additional capital during at least the first two quarters of the fiscal year ending December 31, 2001. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses and technologies that are anticipated to be either complementary to our existing business. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

  Risk Factors
  ------------

  We reported significant risk factors in our Form 8-K filed on December 4, 2000. We hereby incorporate the discussion of such risk factors in this report on Form 10-KSB.


ITEM 7.  FINANCIAL STATEMENTS

  The following financial statements are included herewith: our audited financial statements for the year ended December 31, 1999, and our audited financial statements for the year ended December 31, 2000.

                             FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND COLOR STRATEGIES

                          INDEPENDENT AUDITOR'S REPORT




   |
   |KABANI & COMPANY, INC.
 --|--------------------------------------------------------------------------
   |CERTIFIED PUBLIC ACCOUNTANTS                   8700 Warner Ave.,Suite #280
   |                                                 Fountain Valley, CA 92708
                                                             Tel. 714.849.1543
                                                             Fax  714.596.0303


                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Flexxtech Corporation:

     We have audited the accompanying consolidated balance sheet of Flexxtech Corporation (formerly, Infinite Technology Corporation and Color Strategies), a Nevada Corporation and the subsidiaries (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 1999 and for the year then ended, were audited by other auditor whose report dated February 18, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexxtech Corporation and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has accumulated deficit of $1,842,151 including net losses of $1,814,953 and $24,535 for the year ended December 31, 2000 and 1999, respectively. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken measures to reduce debts and obtain additional equity financing. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 24, 2001

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                                BALANCE SHEET
                              DECEMBER 31, 2000


                              ASSETS

Current Asset:
         Cash and cash equivalent                          $    519,865
         Accounts receivable                                  1,252,555
         Inventory                                              503,598
         Investments in stocks available for sale               459,531
         Notes Receivable                                     1,250,000
         Notes Receivable - related parties                   1,052,524
         Insurance Receivable                                   247,490
         Deposits & other current assets                         29,448
                                                           -------------
         Total Current Asset                                  5,315,011
                                                           -------------

Property & equipment                                          1,684,707

Goodwill on acquisition                                       1,828,420
                                                           -------------
TOTAL ASSETS                                               $  8,828,138
                                                           =============


                 LIABILITIES STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                  $  1,310,228
         Accrued expenses                                        77,591
         Loans payable - Current                              2,713,467
         Notes payable - related parties                        519,066
         Customer deposits                                        3,398
                                                           -------------
         Total Current Liabilities                            4,623,750

Long-term Liabilities:
         Long-term Loans                                         24,261

STOCKHOLDERS' EQUITY

         Common stock, authorized 25,000,000 shares
          at $.001 par value, issued and outstanding
          10,974,885 shares                                      10,975
         Additional Paid in Capital                           6,377,673
         Accumulated deficit                                 (1,842,151)
         Accumulated other comprehensive income:
           Unrealized gain on securities available
           for sale                                            (366,370)
                                                           -------------
         Total Stockholders' Equity                           4,180,127
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  8,828,138
                                                           =============

  The accompanying notes are an integral part of these financial statements.

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                           STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 2000 & 1999


                                                       2000          1999
                                                  ------------- -------------

Sales                                             $  4,526,003  $      2,257
Cost of sales                                        4,058,847         2,094
                                                  ------------- -------------
        Gross profit                                   467,156           163

General and Administrative expenses                  2,070,276        24,698
                                                  ------------- -------------

Loss from operations                                (1,603,120)      (24,535)

Other income (expenses)
  Realized loss on sale of marketable securities       (53,398)            -
  Interest income                                       26,350             -
  Interest expense                                    (182,385)            -
                                                  ------------- -------------

     Total other income (expenses)                    (209,433)            -
                                                  ------------- -------------

Net loss before income tax                          (1,812,553)      (24,535)

Provision of Income tax                                  2,400             -
                                                  ------------- -------------

Net Loss                                          $ (1,814,953) $    (24,535)
                                                  ============= =============

Other comprehensive loss:

  Unrealized gain on investments available for sale   (366,370)            -
                                                  ------------- -------------

Comprehensive Income (Loss)                         (2,181,323)      (24,535)
                                                  ============= =============

Basic and diluted loss per share                  $     (0.312) $     (0.009)
                                                  ============= =============

Basic and diluted weighted average
   shares outstanding                             *  5,814,635     2,668,472
                                                  ============= =============


* The basic and diluted net loss per share has been restated to retroactively effect a forward stock split in the ratio of one share for 13.09322865 shares on December 22, 1999, a 2:1 forward split on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a forward stock split at March 26, 2001.


  The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 & 1999

                              Common Stock
                           -----------------------  Additional                 Other         Total
                           Number of                paid in      Accumulated   Comprehensive Stockholders'
                           Shares       Amount      capital      Deficit       Income (loss) Equity
                           ------------ ----------- ------------ ------------- ------------- ------------
Balance, January 1, 1999     5,260,876  $    5,261  $    43,301  $     (2,663) $          -  $    45,899

Repurchase of common stock  (2,592,459)     (2,592)     (19,233)            -             -      (21,825)

Net loss for the year                -           -            -       (24,535)            -      (24,535)
                           ------------ ----------- ------------ ------------- ------------- ------------
Balance, December 31, 1999   2,668,417       2,669       24,068       (27,198)            -         (461)

Issuance of Common stock
 for consulting services       100,672         100      385,572             -             -      385,672

Issuance of Common stock
 for acquisition of
 subsidiaries                1,245,000       1,245    1,548,755             -             -    1,550,000

Issuance of Common stock
 against debt settlement        90,000          90       59,910             -             -       60,000

Issuance of Common stock
 for acquisition of
 marketable Securities       4,950,000       4,950    1,420,050             -             -    1,425,000

Issuance of Common stock
 against a note receivable     750,000         750    1,249,250             -             -    1,250,000

Issuance of shares for cash  1,170,796       1,171   1,690,0680             -             -    1,691,239

Unrealizable loss on
  marketable securities              -           -            -             -      (366,370)    (366,370)

Net Loss for year ended
 December 31, 2000                   -           -            -    (1,814,953)            -   (1,814,953)
                           ------------ ----------- ------------ ------------- ------------- ------------

Balance, December 31, 2000  10,974,885  $   10,975  $ 6,377,673  $ (1,842,151) $   (366,370) $ 4,180,127
                           ============ =========== ============ ============= ============= ============


    The accompanying notes are an integral part of these financial statements.

                                        4

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
                     STATEMENT OF CASH FLOWS
           FOR THE YEAR ENDED DECEMBER 31, 2000 & 1999



                                                               2000          1999
                                                           ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                   $ (1,814,953) $    (24,535)
Adjustments to reconcile net loss to cash used in
operating activities
     Depreciation and amortization                              144,437             -
     Amortization of goodwill                                    56,745             -
     Issuance of shares for consulting services                 385,672             -
     Loss on sale of marketable securities                       53,398             -
     (Increase) / decrease in current assets
        Accounts receivable                                     454,473             -
        Inventory                                               383,639             -
        Deposits & other current assets                          (9,035)          600
        Accounts payable                                       (260,853)        2,445
        Accrued expenses                                       (244,515)            -
        Customers' deposit                                       (3,976)            -
        Insurance receivable                                   (247,490)            -
                                                           ------------- -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,102,458)      (21,490)
                                                           ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of marketable securities                         (202,671)            -
     Sale of marketable securities                               48,485             -
     Acquisition of property & equipment                       (218,128)            -
                                                           ------------- -------------

NET CASH USED IN INVESTING ACTIVITIES                          (372,314)            -
                                                           ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                    1,691,239             -
     Payments on notes receivable                              (152,524)            -
     Proceeds from loans                                        453,053             -
     Offering costs                                                   -       (21,825)
                                                           ------------- -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,991,768       (21,825)
                                                           ------------- -------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENT             516,996       (43,315)

CASH AND CASH EQUIVALENT -BEGINNING                               2,869        46,184
                                                           ------------- -------------

CASH AND CASH EQUIVALENT -ENDING                           $    519,865  $      2,869
                                                           ============= =============



The accompanying notes are an integral part of these financial statements.
                                5


                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

Prior to March 31, 2000 the Company was in the development stage whereby all the activities were devoted to obtaining financing for the acquisitions of businesses. Since April 2000, the Company is in the business of acquiring, through its subsidiary Flexxtech Holdings, Inc., emerging technology companies and assisting in the development of those companies internally.

Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Mardock is in the process of developing an e-commerce site for corporate promotional products.

Primavera Corporation ("PC") was incorporated in the state of Texas on April 26, 2000. Pursuant to an acquisition agreement, dated May 11, 2000, PC acquired one hundred percent (100%) of the common shares outstanding of the North Texas Circuit Board, Inc.(NTCB). NTCB was incorporated in 1978 in the state of Texas. NTCB manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States.

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

Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Mardock, Primavera and OpiTV.

Flexx Capital Partners, a Nevada Corporation, was formed on December 1, 2000. The purpose of organization is to engage in merchant banking advisory activities for technology companies. Flexx Capital Partners did not have any operations during 2000.

Principles of Consolidation:

The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiaries, Flexxtech Holdings, Inc., Mardock Promotional Products, Inc, (an Oregon corporation), 82% owned Optv.com (a Nevada corporation) and 80% owned Primavera Corporation and its wholly owned subsidiary North Texas Circuit Board Co., Inc. (a Texas corporation). All significant inter-company accounts and transactions have been eliminated in consolidation.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The implementation of this standard did not have any impact on the Company's financial statements.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. Accumulated other comprehensive income as reported in the accompanying consolidated balance sheet represents unrealized gains on available for sale securities.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

Costs of start-up activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The implementation of this standard did not have a material impact on the Company's financial statements.

Revenue Recognition

The Company recognizes revenue at the time of shipments, net of sales returns and allowances. Expenses are recognized in the period in which the corresponding liability is incurred.

Allowance for doubtful accounts

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at December 31, 2000 was $34,148 for trade receivables.

Advertising

The Company expenses advertising costs as incurred.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory at December 31, 2000 consisted of:


        Raw materials                  $     311,167
        Work-in-process                      142,740
        Gold Tank                             49,691
                                       --------------
                                       $     503,598
                                       ==============

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999


Goodwill

The Company continuously monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 15 years. As of December 31, 2000, goodwill was $1,828,420 after amortization of the goodwill amounting $56,745 for the year ended December 31, 2000.

Risks and Uncertainties

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers, the majority of which are in the defense industry.
Consequently, the Company's ability to collect the amounts due from customers is affected by the economic fluctuations in that industry.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999


In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of Revenue recognition.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

In September 2000, Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs" was issued. EITF 00-10 provides guidance on the financial reporting of shipping and handling fees. It requires companies to provide uniform reporting of shipping and handling costs by requiring all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. Additionally, it disallows companies from recording the related shipping expenses against revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation


3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,842,151 including net losses of $1,814,953 and $24,535 for the year ended December 31, 2000 and 1999, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999


and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2000, towards (i) obtaining additional equity financing (ii) reduction of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.


4.  NOTES RECEIVABLE

As of December 31, 2000, the Company has several notes receivable from an investment brokerage Corporation amounting $1,250,000, bearing interest rate ranging from 8% to 12% per year, secured by the assets and due on demand. Company has sued the debtor for recovery of the Note. A settlement is currently being investigated. Company expects to recover the full amount of the note.

As of December 31, 2000, the Company has notes receivable from related party amounting $1,052,524. The notes bear interest rate of 10% per year, are unsecured and due on demand. Interest income for the year amounted to $26,350.


5.  INVESTMENTS IN STOCK AVAILABLE FOR SALE

Following is a summary of investment securities classified as available for sale:

                                                         Gross Unreal-
                              Cost Basis    Fair Value   ized Loss
                              ------------- ------------ --------------
      Marketable securities   $    826,647  $   460,277  $    360,370

The change in net unrealized holding gain on securities available for sale that has been included as a separate component of stockholders' equity for the year ended December 31, 2000 was $366,370.

6.  PROPERTY AND EQUIPMENT

           Machinery and equipment              $   2,544,743
           Furniture & fixtures                       180,209
           Computer software                          141,893
           Leasehold improvements                      37,904
           Transportation equipment                   111,076
                                                --------------
                                                    3,015,825
           Less Accumulated Depreciation           (1,331,118)
                                                --------------
                                                $   1,684,707
                                                ==============

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

7. LOANS PAYABLE


Lender           Terms                                Current      Long-term
-----------      -------------------------------      ------------ ----------
Note Payable     Due on demand unpaid balance plus    $   703,836          -
Commercia Bank   interest at lower of Maximum rate
                 defined as interest rate is subject
                 to changes under various conditions
                 maximum nonuserous rate of interest
                 or prime rate plus 2%. The note and
                 other debtness to the bank are
                 secured by assets of NTCB.


Revolving Line   Receivable line of credit, payable     1,401,999          -
of credit        on demand, unpaid balance plus
Comerica Bank    interest at lower of Maximum rate
                 defined as maximum nonuserous rate
                 of interest or prime rate plus 2%.
                 The interest rate is subject to
                 changes under various conditions.
                 The note and other debtness to the
                 bank are secured by assets of the
                 Company. The note is personally
                 guaranteed by the president of NTCB.


Note Payable     Bridge Financing - Due on demand.        200,000          -
Legacy Bank      Bears an interest rate of 1% plus
of Texas         prime rate (9.5% at December 31,
                 2000). Guaranteed by all the
                 shareholders of Primavera, Inc.


Note Payable     Note Payable to an affiliated company     60,000          -
BECO M-A, L.P    related through Common majority
                 shareholder. Due on demand, unsecured
                 and bears an interest rate of 9% per
                 year.

Notes payable    Due by July 2001, bear interest rates    370,528          -
to Various       ranging from 8% to 12% and secured
lenders          by the assets of NTCB.

Notes payable    The notes are due on demand, bear        459,066          -
to related       interest rate ranging from 10% to 18%
parties          per year and unsecured. Interest paid
                 during the year amounted to $27,500

Total Current                                         $ 3,195,429          -
                                                      =========== ==========

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

The current maturity of notes payable, including capital lease obligations, is as follows:


          Year Ended December 30
                 2001                         $    3,232,533
                 2002                                   6835
                 2003                                   7383
                 2004                                   7974
                 2005                                   2069
                                              ---------------
                     TOTAL                    $    3,256,794
                                              ===============


8.  CAPITAL LEASE OBLIGATIONS

At December 31, 2000, the Company had the following capital lease:

(1) Lessor        Payments   Monthly  Security               Interest Rate
    -------       --------   -------  ------------           ------------
    CIT Group        60      $2,955   Pumiflex SHD/A/Prime/     9.44%
                                      Aluminum Oxide

The equipment is recorded as Machinery & equipment in the balance sheet and the amortization is included in depreciation expense. The obligation at December 31, 2000 amounted to $30,777 and is due by December 31, 2001.

(2) Lessor        Payments   Monthly  Security                Interest Rate
    --------      --------   -------  -------------           -------------
    First
  Federal S&L        60       $ 706   By a Vehicle              7.74%
                                      being leased

The assets are recorded as transportation in the balance sheet and the amortization is included in depreciation expense. The obligation at December 31, 2000 amounted to $30,588 and is due by March 10, 2005.


9. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2000, the Company incurred net operating losses for tax purposes of approximately $1,600,000. Differences between financial statement and tax losses consist primarily of amortization & allowance for doubtful accounts. The net operating loss carryforwards may be used to reduce taxable income through the year 2016.

The gross deferred tax asset balance as of December 31, 2000 was approximately $640,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

carrytforwards can not reasonably be assured. There was no significant difference between reportable income tax and statutory income tax.


10.  CONTRACTS AND AGREEMENTS

Lease - NTCB leases its office and business facilities in Irving, Texas under a lease agreement for two years beginning May 2000 for $10,000 per month, with an option to renew the lease for three additional years at a rental rate of $12,500 per month. The Company shall have an option to purchase the property for $690,000 during the initial two-year rental term and for $750,000 during the 3-year renewal period.

Insurance receivable - The Company has filed an insurance claim against an insurance company for damage to inventory amounting $247,490. The Company expects to recover full amount in the year 2001.


11.  RELATED PARTY TRANSACTIONS

In normal course of business, the Company purchases and sells inventory and services from a company affiliated through ownership by an officer of NTCB. The total of all the transactions is immaterial to the financial statements.

At December 31, 2000, the Company had a note receivable of $100,000 from the officer of NTCB. The note carries an interest rate of 6% per annum and is due on demand.

During 2000, the Company purchased several notes receivable, from a related entity, related through common majority shareholders, for $1,250,000 by issuing 750,000 of common stock for $1,250,000. The notes are receivable from an investment brokerage Corporation, bear interest ranging from 8% to 12% per year, unsecured and due on demand.


12.  STOCKHOLDERS' EQUITY

Stock Split

On December 29, 2000, the Board of Directors of the Company declared a
13.09322865 to 1 forward stock split of the Company's common stock. The stockholders approved an increase in the authorized number of shares of common stock from 26 million to 100 million. On April 14, 2000, the Company effected a 2-for-1 forward stock split of its common stock. On April 29, 2000, the Company effected a reverse stock split of 1:3.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

Common stock

In 1999, the Company repurchased 2,592,459 shares of common stock and retired them.

In 2000, the Company issued a total of 100,672 shares of its common stock to a consultant against the consulting fees of $385,572.

In 2000, the Company acquired three (3) subsidiaries (note 14) by issuing an aggregate of 1,245,000 shares of common stock for $1,550,000.

In 2000, the Company purchased marketable securities in exchange of 4,950,000 shares of common stock valued at $1,425,000.

In 2000, the Company acquired a note receivable of $1,250,000 from a related party in exchange of 750,000 shares of common stock.

In 2000, the company commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. Through December 31, 2000, the Company sold 212,118 shares of common stock pursuant to Regulation S for $376,030 and 958,679 for $1,315,209. Following is the break-up of cash received per share for various issues:

    -------------------------------------------------------------
    Par value      Number of shares issued       Amount received
    ----------     -----------------------       ----------------
    $   1.00                 355,413             $   236,942
        1.67                   2,700                   3,000
        2.12                  35,400                  50,000
        2.35                   2,550                   4,000
        2.50                 674,943               1,124,905
        2.67                  21,051                  37,424
        3.33                  24,740                  54,968
        5.00                  54,000                 180,000
    ---------      -----------------------       ----------------
        Total              1,170,797             $ 1,691,239
    -------------------------------------------------------------

Stock option plan

The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through December 31, 2000.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999


13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $3,614 and interest of $126,361 during the year ended December 31, 2000. The Company did not pay any amount for income tax or interest during the year ended December 31, 1999.

Supplemental disclosure of non-cash investing and financing activities:

(1) The Company made certain acquisitions (note 14) during the year whereby the Company issued its common shares in exchange. The consolidated cash flow statement does not include acquisitions of following assets acquired and liabilities assumed due to acquisitions:

           Assets acquired             $   4,155,751
           Liabilities assumed             4,490,916
           Shares issued                   1,550,000
                                       -------------
           Goodwill on acquisition     $   1,885,165
                                       =============

(2) The Company acquired certain marketable securities by issuing 4,950,000 shares of common stock valued at $1,425,000.

(3) The Company acquired a note receivable amounting $1,250,000 by issuing 750,000 shares of common stock.

(4) The Company settled a debt of $60,000 by issuing 60,000 shares of common stock.


14.  ACQUISITION

On April 26, 2000, Flexxtech Holdings, Inc. entered into an agreement with Mardock Promotional Products, Inc. whereby Flexxtech Holdings, Inc. acquired 100% issued and outstanding common stock of Mardock Promotional Products, Inc. The consideration was paid by issuing 900,000 shares of the Company's common stock valued at $600,000. The Acquisition has been recorded under the purchase method of accounting and resulted in Goodwill of $531,243.

On August 15, 2000, Flexxtech Holdings, Inc. entered into an agreement with Primavera Corporation, whereby Flexxtech Holdings, Inc. acquired 67% newly issued and outstanding common stock of Primavera Corporation. Flexxtech Holdings, Inc. was issued 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership of Flexxtech Holdings, Inc. was increased to 80% of Primavera Corporation. The consideration is payable in cash of $1,250,000 by installments and remaining amount in form of 195,000 shares of the Company's common stock for $325,000 to be delivered to

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999

the former shareholders of Primavera, subsequent to the acquisition. The acquisition has been recorded under the purchase method of accounting and resulted in Goodwill of $548,922 after considering additional value 195,000 shares.

On September 15, 2000, Flexxtech Holdings, Inc. entered into an agreement with Opitv.com, whereby Flexxtech Holdings, Inc. acquired 7,578,000 newly issued shares of common stock representing 80% issued and outstanding common stock of Optv.com. OPTVi did not have any operations at the time or subsequent to the acquisition. The consideration was paid by issuing additional 150,000 shares of the Company's common stock valued at $625,000. The Acquisition has been recorded under the purchase method of accounting and resulted in Goodwill of $805,000.

The following un-audited pro forma financial information assumes the acquisition of subsidiaries occurred at the beginning of the year in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):



                                                   Year Ended
                                     December 31, 2000   December 31, 1999
                                     -----------------   -----------------
     Revenues                        $     9,671,539     $     10,843,306
     Net income (loss)               $    (1,648,312)    $       (878,492)
     Net income per share - basic    $         (0.28)    $          (0.32)
     Net income per share - diluted  $         (0.28)    $          (0.32)


15.  SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of two operating subsidiaries: North Texas Circuit Board, Inc. (a 100% subsidiary of Primavera, Inc.) and Mardock, Inc. North Texas Circuit Board, Inc. (NTCB) manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States. Mardock is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community.

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEAR ENDED DECEMBER 31, 2000 AND 1999


Following is a summary of segmented information for the year ended December 31, 2000:


                                          NTCB            Mardock
                                     ---------------  ----------------
Sales                                $    4,071,000   $       455,000
Operating loss                              845,700            56,300
Total Assets                              4,183,087         1,490,582
Capital Expenditure                         218,000                 -
Depreciation and amortization               119,700            24,737

Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.


16. SUBSEQUENT EVENTS

On March 26, 2001, the Board of Directors of the Company declared a 3 for 2 forward stock split of the Company's common stock. All shares and per share data have been retroactively restated to reflect these stock split and the change in the authorized shares.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with our independent accountants.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     OFFICERS AND DIRECTORS
     ----------------------

     The names and ages of all of our directors and executive officers, along with their respective positions, term of office and period such position(s) was held, is as follows:


Name              Age   Position Held & Since (1)
----------------  ---   ---------------------

Edward Fearon (2)  55    Chief Executive Officer and Director.

Greg Mardock       45    President, Chairman of the Board of
                          Directors and Director.

Chris H. Beshlian  32    Secretary, Treasurer and Director.

Khanh Tran         35    Director.

David Pimentel     30    Director

------------------------

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

(2) Mr. Fearon has agreed to serve as CEO and Director of our Company upon execution of an employment agreement. The Agreement was not executed as of December 31, 2000.

     BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS
     --------------------------------------------------

     Edward Fearon, age 55, serves as CEO and Director of a subsidiary of Flexxtech Holdings, Inc., Primavera Corporation, and Chairman of North Texas Circuit Board Company and has agreed to serve as CEO and Director of our Company upon execution of an employment agreement. Mr. Fearon, a physicist, filed his first United States Patent Application in 1966 and for a period of more than thirty years has been engaged in the research, development and invention of devices in the Electronics Article Surveillance and other industries and holds 126 United States and foreign patents. Mr. Fearon is regarded as the founder of the Electronic Article Surveillance field. His Patents are the grandfather, or original patents in the field. His patents in the EAS field were licensed to 3M and Sensormatic and are for protection of books, audio and videotapes, clothing and other merchandise.

     Early in his career, Mr. Fearon first served with ElectroChemical Laboratories In Tulsa, Oklahoma where he conducted research for Sinclair Research (division of Sinclair Oil & Gas) and the Williams Brothers Companies (pipeline & energy) on Radio Carbon 14 and Nuclear Magnetic Resonance nondestructive non-contact analysis: magnetometers for pitch/yaw of missiles and gradiometer magnetic field mapping of magnetite of planet earth for prediction of oil fields: flaw/defect detection and analysis in buried pipelines; geophones for seismic data for prediction of oil fields. Mr. Fearon in 1969 joined Standard Engineering & Manufacturing Co. (SEMCO) as Vice President of R&D where their principal business was Electronic Article Surveillance. In 1971 Mr. Fearon was the founder and President of S D & E, Inc. dba

Systems Development & Engineering, an engineering firm. He managed this company until 1986. In 1973 Mr. Fearon became the managing partner of Martin Wholesale, Inc. a national distributor for Sony, Panasonic, Sharp, Hitachi and other commercial lines. He managed this company until 1998 when it was acquired by Fox Electronics. In 1998 Mr. Fearon served as Chairman of the Board and Chief Executive Officer of a public company, EAS Technologies, Inc. which was acquired and served as director of Canyon Creek National Bank and a member of the loan and discount committee. Mr. Fearon was the founder, President and majority shareholder of Computer Crossroads of America, Inc., a designer, integrator and manufacturer of defense related computer equipment from 1979 until 1995. CCA had annual revenues in the range of $20 million and employed an average of fifty people. Mr. Fearon was responsible for all administration with actual involvement in all departments including purchasing, engineering, production, finance, accounting and sub-contract management. Mr. Fearon has extensive experience in the area of Government contracting including preparation, negotiation, and management of SF1411/1412 proposals and contracts. Mr. Fearon has an extensive working knowledge of FAR, and FAR requirements. He has also administered Corporate/Divisional Material Agreement negotiations and contracts as well as contracts with customers such as General Dynamics, Fairchild Communications and Electronics Co., McDonnell Douglas, Boeing, U.S. Army and the U.S. Air Force.

     Mr. Fearon holds Security Clearances.

     Greg Mardock, age 45, currently serves as President and has served as a Director of our Company since April 2000. Mr. Mardock also serves as the President and CEO of Mardock, Inc., a subsidiary of Flexxtech Hodlings, Inc.. Mardock, Inc. designs, manufactures, and distributes corporate promotional products. Mardock is developing its e-commerce site to become the premier corporate promotional company on the Internet. Mr. Mardock is also a Partner in Oregon.com, a state-wide portal providing information on the State of Oregon, and in Oregon Interactive, an e-commerce site designer and developer. He further serves as the President of Sterling Golf, Inc., a golf equipment distributor. From 1976 to 1986, Mr. Mardock served as Founder and President of Sports Graphics, Inc. and has designed and produced products for Nike's Sports Apparel Program, Speedo Swimwear, Guess Athletic, K Swiss Footwear, and Panasonic, among others.

     Chris H. Beshlian, Esq., age 32, currently serves as Secretary and Director of our Company. Mr. Beshlian is a practicing attorney in corporate law with offices in Los Angeles, California. From March 1998 to January 2000, Mr. Beshlian served as Secretary and Director of Pacific Sports Holdings, Inc., a publicly traded sports equipment and apparel holding company. Mr. Beshlian holds a law degree from Southwestern University School of Law and a BA degree in Economics from the University of California, Los Angeles.

     Khanh Tran, age 35, has served as a Director of our Company since April 2000. Since 1994, Mr. Tran has served as Chairman, President, CEO and founder of Chameleon Technology, Inc., a fiber channel design and development company, which was acquired by Applied Micro Circuits (NASDAQ: AMCC) in March 2000.
Mr. Tran has lead design teams at Motorola, Boeing, Atmel, Applied Materials, Rockwell, LSI Logic and Western Digital. Mr. Tran has also served as Vice President of Design Engineering with California ASIC Technical Services, Inc. from May 1992 to November 1994. From 1988 to 1992, Mr. Tran served as a Design Manager for Lasarray Corporation. Mr. Tran holds a BS degree in Electrical Engineering from the University of California, Irvine and an MBA from California State University, Fullerton.

     David Pimentel, age 30, has served as a Director of our Company since April 2000. Mr. Pimentel currently serves as the Chief Information Officer for Absolute Internet Marketing, Inc. where his responsibilities include the design, installation and maintenance of networking infrastructure for multi-million dollar projects. From 1998 to 2000, Mr. Pimentel served as the Chief Information Officer, Secretary and Co-Founder of ivenue.com, a developer of a complete electronic commerce suite for management of online stores utilizing a web browsers. From June 1997 to January 1999 Mr. Pimentel served as the Chief Information Officer and Partner of Top Level Design, Inc. Mr. Pimentel served as a network manager and systems analyst for the University of Southern California from 1994 through 1998 and also served as a PC/LAN Analyst for the Walt Disney Company from 1995 through 1997. Mr. Pimentel studied Computer Science at the University of Southern California.

    Our Company does not presently maintain key man life insurance coverage with respect to any of its officers, directors, or key employees; however, we intend to investigate the addition of key man life insurance in the future. There is no assurance we will be able to obtain it.

     FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among our directors and/or executive officers.

     INVOLVEMENT IN OTHER PUBLIC COMPANIES
     -------------------------------------

    None of our directors are involved in other public companies that would be described as "reporting" companies.


     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

    Except as indicated herein, to the knowledge of our management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of our Company:

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

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     -------------------------------------------------

     Based solely on the review of Form 3's furnished to us, to the best knowledge of our management, each of our officers/directors and 10% shareholders has filed their Initial Statement of Beneficial Ownership on Form 3, although the same were filed on a delinquent basis.


PART III

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information as to compensation received by our Chief Executive Officer who is also a director of our Company and our President and Secretary, as of December 31, 2000.




                                           SUMMARY COMPENSATION TABLE
                                                                         Long Term Compensation
--------------------------------------------------------------------------------------------------------------
                           Annual Compensation                     Awards                Payouts
--------------------------------------------------------------------------------------------------------------
(a)                  (b)     (c)         (d)          (e)          (f)        (g)          (h)     (i)

                                                     Other                                         All
Name                                                 Annual        Restricted                      Other
and                                                  Compensa-     Stock      Underlying   LTIP    Compensa-
Principal                                            sation        Award      Options/     Payouts tion
Position              Year   Salary($)   Bonus($)    ($)           ($)        SAR's(#)     ($)     ($)
--------------------------------------------------------------------------------------------------------------
Greg Mardock(1)       2000   -0-         -0-         -0-           -0-        -0-          -0-     -0-
President, Treasurer  1999   -0-         -0-         -0-           -0-        -0-          -0-     -0-
Director
--------------------------------------------------------------------------------------------------------------


(1) Mr. Mardock receives compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary, Flexxtech Holdings, Inc.


     OPTIONS/SAR GRANTS
     ------------------

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through present date.

    AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE
    --------------------------------------------------------------------------

     Not applicable.

     LONG TERM INCENTIVE PLANS
     -------------------------

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

     COMPENSATION OF DIRECTORS
     -------------------------

     We pays no fees to members of our Board of Directors for the performance of their duties as directors. We are in the process of establishing an Audit Committee, but we have not established any other committees of the Board of Directors.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

     ARRANGEMENTS
     ------------------------------------------------------------------------

     We have no employment contracts in effect with any of the members of our Board of Directors or our executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 2000, the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of our Company. The following information is based on 10,216,900 shares issued and outstanding as of December 31, 2000.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(1)          (2)                      (3)                (4)
Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------

Common      VLK Capital Corp. (1)      3,000,000           29.36%
            P.O. Box 812
            McMinnville, OR. 97128

---------------------------------------
(1) Greg Mardock is an officer of VLK Capital Corp. Mr. Mardock does not own any shares of our Company individually.


    The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of our Company. The information below is based on 10,216, shares issued and outstanding as of December 31, 2000.

    SECURITY OWNERSHIP OF MANAGEMENT

(1)          (2)                      (3)                (4)
Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------
Common      Edward Fearon (1)             83,250             .81%
            Post Office Box 802525
            Dallas, Texas 75380-2525

Common      Greg Mardock (2)             900,000            8.81%
            P.O. Box 812
            McMinnville, OR 97128

-----------------------------------------------------------------------
Officers & Directors as a group       983,250 shares        9.62%
-----------------------------------------------------------------------

(1) Mr. Fearon has agreed to serve as CEO and Director of our Company upon execution of an employment agreement. The Agreement was not executed as of December 31, 2000.

(2) Greg Mardock is a shareholder, officer and director of Mardock.com, Inc. The shares are owned by Mardoc.com, Inc. Mr. Mardock does not own any shares of our Company in his individual capacity.


     CHANGES IN CONTROL
     ------------------

 We have no arrangements which might result in a change in control of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

     (a)  Exhibits

     Exhibit 21     List of Subsidiaries

(b)  Reports on Form 8-K.

     On December 13, 2000 we filed a report on Form 8-K regarding the death of Howard Frantom, Chairman of the Board of Directors and CEO of our Company. Greg Mardock was then elected by the directors of our company to assume the CEO position of our company.

     On December 4, 2000 we filed a report on Form 8-K wherein we report the acquisition of various assets, including the acquistiion by our wholly-owned subsidiary, Flexxtech Holdings, Inc., of 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company, Inc. and the acquisition by our wholly-owned subsidiary, Flexxtech Holdings, Inc., of an additional 80% of the issued and outstanding shares of Opitv.com., A Nevada corporation, bringing our total ownership to 82%. We also reported the change in our business purpose and matters regarding the private placement of our common stock. We further reported that Mr. Brian Kulhanjian resigned as President, Secretary and Treasurer. On the same date, Mr. Greg Murdock was elected to serve as President. Mr. Howard Frantom was elected to serve as Chief Executive Officer and Mr. Chris H. Beshlian was elected to serve as Secretary and as a Director of our corporation.

     On November 29, 2000 we filed a report on Form 8-K regarding, among other things, a Plan of Reorganization whereby our wholly-owned subsidiary, Flexxtech Holdings, Inc., acquired 100% of the issued and outstanding shares of Mardock, Inc., an Oregon corporation, in exchange for an issuance of 600,000 shares of our common stock. The reorganization transaction resulted in Mardock, Inc., becoming a wholly-owned subsidiary of Flexxtech Holdings, Inc. we also report a change in our certifying accountants.




                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Registrant:
                                     FLEXXTECH CORPORATION



Date: April 16, 2001                By:    /s/ Greg Mardock
                                         -----------------------------
                                         Greg Mardock
                                         President and Chairman of
                                         the Board of Directors