Form 10KSB/A
period 2000-12-31
FLEXXTECH CORP
filed 2001-05-14
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                      ----------------------------------
                                 FORM 10KSB/A
                      ----------------------------------

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

                                Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

     The revenue of Flexxtech Corporation for the fiscal year ended December 31, 2000, was $4,526,003.

     As of December 31, 2000, Flexxtech Corporation had a limited public trading market for its common stock. The aggregate market value of the common equity held by non-affiliates of Flexxtech Corporation on December 31, 2000, was $20,171,694. Directors, Officers, advisors and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of Flexxtech Corporation's Common Stock as of December 31, 2000, was 7,316,590.

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



                                    PART I

ITEM 1.  BUSINESS

  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
  ----------------------------------------------------------

  This Annual Report on Form 10-KSB/A contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, Registrant claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward- looking statements: materially adverse changes in economic conditions in the markets served by the companies; competition from others in the same markets and other industry segments; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB/A, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and elsewhere in this Form 10-KSB/A. We do not intend to update these forward looking statements.

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

  Risk Factors
  ------------

  We reported significant risk factors in our Form 8-K filed on December 4, 2000. We hereby incorporate the discussion of such risk factors in this report on Form 10-KSB/A.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 2000, the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of our Company. The following information is based on 7,316,590 shares issued and outstanding as of December 31, 2000.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(1)          (2)                      (3)                (4)
Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------

Common      VLK Capital Corp. (1)      2,000,000           29.36%
            P.O. Box 812
            McMinnville, OR. 97128

Common      Mardock.com, Inc. (2)        600,000            8.20%
            P.O. Box 812
            McMinnville, OR 97128

---------------------------------------
(1) Greg Mardock is an officer of VLK Capital Corp. Mr. Mardock does not own any shares of our Company individually.

(2) Greg Mardock is a shareholder, officer and director of Mardock.com, Inc. The shares are owned by Mardock.com, Inc. Mr. Mardock does not own any shares of our Company in his individual capacity.

    The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of our Company. The information below is based on 7,316,590 shares issued and outstanding as of December 31, 2000.

    SECURITY OWNERSHIP OF MANAGEMENT

(1)          (2)                      (3)                (4)
Title of     Name and                 Amount and         Percent of
Class        Address of               Nature of          Class
             Beneficial               Beneficial
             Owner                    Owner
--------     ----------               ----------         ----------
Common      Edward Fearon (1)             55,500             .76%
            Post Office Box 802525
            Dallas, Texas 75380-2525

Common      Greg Mardock (2)             600,000            8.20%
            P.O. Box 812
            McMinnville, OR 97128

-----------------------------------------------------------------------
Officers & Directors as a group          655,500 shares     8.96%
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


                                     Registrant:
                                     FLEXXTECH CORPORATION



Date: May 11, 2001                By:    /s/ Greg Mardock
                                         -----------------------------
                                         Greg Mardock
                                         President and Chairman of
                                         the Board of Directors