Form 10QSB
period 2001-03-31
FLEXXTECH CORP
filed 2001-05-21
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001
                       Commission file number 000-25499



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

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                            FLEXXTECH CORPORATION

                             FINANCIAL STATEMENTS

                               MARCH 31, 2000

                                 (Unaudited)


                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                                BALANCE SHEET
                                MARCH 31, 2001
                                 (Unaudited)


                                    ASSETS
Current Asset:
      Cash and cash equivalent                           $     159,642
      Accounts receivable                                    1,388,558
      Inventory                                                533,081
      Investments in stocks available for sale                 194,000
      Notes Receivable                                               0
      Notes Receivable - related parties                       941,507
      Insurance Receivable                                     247,490
      Deposits & other current assets                           37,623
                                                         --------------
   Total Current Asset                                       3,501,901
                                                         --------------

Property & equipment, net                                    1,621,426

Goodwill on acquisition, net                                 1,797,000
                                                         --------------

TOTAL ASSETS                                             $   6,920,327
                                                         ==============



                       LIABILITIES STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                   $   1,490,611
      Accrued expenses                                         114,765
      Loans payable - Current                                2,271,486
      Loans payable related parties                            432,500
      Deferred income tax                                            0
      Customer deposits                                          5,321
                                                         --------------
   Total Current Liabilities                                 4,314,683

Long-term Liabilities:
      Long-term Loans                                           28,155

STOCKHOLDERS' EQUITY
      Common stock, authorized 25,000,000 shares at
        $.001 par value, issued and outstanding
        11,053,367 shares                                       10,553
     Additional Paid in Capital                              5,194,152
     Accumulated deficit                                    (2,145,716)
     Accumulated other comprehensive income:
        Unrealized gain on securities available for sale      (481,500)
                                                         --------------
   Total Stockholders' Equity                                2,577,489
                                                         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   6,920,327
                                                         ==============


  The accompanying notes are an integral part of these financial statements.

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                           STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2001 & 2000
                                 (Unaudited)

                                                       2001          2000
                                                 -------------- -------------

Sales                                            $   2,118,546  $          -
Cost of sales                                        1,774,592             -
                                                 -------------- -------------
        Gross profit                                   343,954             -

General and Administrative expenses                    532,378             -
                                                 -------------- -------------
Loss from operations                                  (188,424)            -

Other income (expenses)
  Realized loss on sale of marketable securities       (51,958)            -
  Other income                                           1,153             -
  Interest expense                                     (61,936)            -
                                                 -------------- -------------
        Total other income (expenses)                 (112,741)            -
                                                 -------------- -------------
Net loss before income tax                            (301,165)            -

Provision of Income tax                                  2,400             -
                                                 -------------- -------------

Net Loss                                         $    (303,565) $          -
                                                 ============== =============

Other comprehensive loss:
  Unrealized gain on investments available
    for sale                                          (115,130)            -
                                                 -------------- -------------

Comprehensive Income (Loss)                           (418,695)            -
                                                 ============== =============

Basic and diluted loss per share                 $      (0.028) $          -
                                                 ============== =============

Basic and diluted weighted average
   shares outstanding*                              10,996,457     2,668,417
                                                 ============== =============

* The basic and diluted net loss per share has been restated to retroactively effect a forward stock split in the ratio of one share for 13.09322865 shares on December 22, 1999, a 2:1 forward split on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a 3:2 forward stock split at March 26, 2001.



  The accompanying notes are an integral part of these financial statements.

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                           STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2001 & 2000
                                 (Unaudited)


                                                      2001           2000
                                                 -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                         $    (303,565) $          -
Adjustments to reconcile net loss to cash
used in operating activities
   Depreciation and amortization                       107,030             -
   Amortization of goodwill                             31,420             -
   Loss on sale of marketable securities                51,958             -
   (Increase)/decrease in current assets
      Accounts receivable                             (136,003)            -
      Inventory                                        (29,483)            -
      Deposits & other current assets                   (8,175)            -
   Increase/(decrease) in current liabilities
      Accounts payable                                 180,383        (1,775)
      Accrued expenses                                  37,174             -
      Customers' deposit                                 1,923             -
                                                 -------------- -------------

   NET CASH USED IN OPERATING ACTIVITIES               (67,338)       (1,775)
                                                 -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (Purchase) of marketable securities           98,443             -
     Acquisition of property & equipment               (43,749)            -
                                                 -------------- -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES               54,694             -
                                                 -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                              66,057             -
     Proceeds from notes receivable                    111,017             -
     Payments on loans                                (524,653)            -
                                                 -------------- -------------

NET CASH USED IN FINANCING ACTIVITIES                 (347,579)            -
                                                 -------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENT              (360,223)       (1,775)

CASH AND CASH EQUIVALENT -BEGINNING                    519,865         2,869
                                                 -------------- -------------

CASH AND CASH EQUIVALENT -ENDING                 $     159,642  $      1,094
                                                 ============== =============


  The accompanying notes are an integral part of these financial statements.

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                    NOTE TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Organization:

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

Basis of Preparation:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 was filed on May 14, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Prior to March 31, 2000 the Company was in the development stage whereby all the activities were devoted to obtaining financing for the acquisitions of businesses. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Cancellation of shares

Effective March 30, 2001, the Board of directors approved to cancel 750,000 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from an investment brokerage corporation totaling $1,250,000. The notes carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party.

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

     The discussion and financial statements contained herein are for the quarters ended March 31, 2001 and March 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

        The Company, through its wholly owned subsidiary, Flexxtech Holdings, Inc., is engaged in the business of developing, operating, and investing in emerging growth companies in technology. The Company's objective is to build long-term capital appreciation for its shareholders through the acquisition of technology companies. The primary focus in technology will include the acquisition, investment, and internal development in the following categories: Data Storage, Internet Service Providers, Internet Portals, Internet Infrastructure, Wireless Technologies, Computer Software, Computer Networking, Financial Services, Telecommunications Networks equipment and services, Semiconductor Equipment and Electronic Manufacturers and Services.

Plan of Operation

     The Company is a holding company through its wholly-owned subsidiary, Flexxtech Holdings, Inc., of a variety of investments in the technology arena that include 100% ownership in Mardock, Inc., 80% ownership in Primavera Corporation, the parent company of North Texas Circuit Board Co., 82% ownership in OpiTV.com, and investments in a variety of other technology companies.

ROLL-UP STRATEGY
----------------

In addition to the circuit board roll-up plan the Company will seek out additional industries where efficiencies through consolidation will greatly benefit the Company. The thrust will be to:

    .    acquire "islands of excellence" in attractive, complementary markets.
    . Efficiently acquire and integrate new companies while preserving their entrepreneurial spirit.
    .    Use the greater purchasing power to obtain improved vendor deals.
    .    Keep and integrate only those superior managers.

MERGER & ACQUISITION TENETS
---------------------------

    . Build on the Company's organizational skill in performing acquisitions; develop systems for managing the process from lead evaluation, negotiation, contracting, and post-closing integration.
    .    Pay reasonable multiples with extra incentives to ensure seller commitment.
    . Exercise complete due diligence to ensure smooth integration of personnel and operations.
    . Achieve rapid returns on investment by implementing the Company's best practices in the acquired operation.
    .    Reduce overhead by vacating unneeded premises.
    . Centralize any duplicated support functions into the Headquarter location.

In April 2000 the Company changed the direction and business plan of the Company to its current model. Before April 2000 the Company virtually had no meaningful business. New Officers and Directors were approved and appointed by the shareholders to guide the Company and its new business plan. On April 26, 2000, the Company acquired 100% of Mardock, Inc., an Oregon Corporation, for 600,000 shares of the Company's common stock. On May 10, 2000 the Company acquired 1,500,000 shares of the common stock of Infinite Networks, Inc. for 1,500,000 shares of the Company's common stock. On June 15, 2000, the Company acquired 100,000 shares of common stock of Accesspoint Corporation, 100,000 shares of common stock of Ameri-First Financial Group, Inc., 100,000 shares of Easyriders, Inc. and 180,000 shares of OpiTV.com in exchange for 1,500,000 shares of the Company's common stock.

On July 18, 2000, the Company, through its wholly-owned subsidiary Flexxtech Holdings, Inc. acquired an additional 125,000 shares of Accesspoint Corporation at a price of $4.00 per share, for a total of $500,000. The acquisition consisted of the Company issuing 300,000 shares of common stock, at a price of $1.00 per share and a promissory note for $200,000 at 10% interest per annum, due on demand. The holder of the issued shares and Note is Atlantis Aggressive Growth.

On August 14, 2000 the Company paid 100,000 shares of its common stock to Sierra Nevada Advisors for financial consulting and advisory services. The stock was valued at par value.

On August 15, 2000 the Company, through its wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issues 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration is payable in cash of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of the Company's common stock at $2.50 per share. The cash installments have been delivered ahead of schedule and we have delivered $1,250,000 through January 15 2001 to Primavera and North Texas Circuit Board for working capital.

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

On September 15, 2000 the Company, through its wholly-owned subsidiary Flexxtech Holdings, Inc., acquired 80% or 7,578,000 of shares of common stock of OpiTV.com from two principle shareholders of OpiTv.com in exchange for 100,000 shares of newly issued common stock of the Company at $6.25 per share. Prior to the acquisition, the Company owned 180,000 shares of common stock of OpiTV.com. The total holdings in OpiTV.com is 82%. The acquisition resulted in goodwill of $805,000

On June 26, 2000 the Company commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. Through March 31, 2001, the Company had 11,053,367 shares of common stock outstanding. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking private equity financing to assure that it will be capable of financing the continuation of business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts and future investments and acquisitions. Should the Company fail to raise additional funding, it will be forced to curtail its growth, both through internal development and through investments and acquisitions. As only a holding company to date, the company does not generate its own revenues, but relies on additional financing to pay its operation expenses. The Company is currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. The Company hopes to attract clients for these new services in the third quarter of this year, therefore not relying on additional financing to support its role as a holding company.

     (a)  Results of Operations

The Company has generated consolidated revenues of $2,118,546 for the quarter ended March 31, 2001 as compared to no revenue for the quarter ended March 31, 2000. The Company anticipates an increase in generating revenues in the future. Currently, the Company's cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of its subsidiaries, and for future acquisitions. On June 15, 2000, the Company executed a promissory note with a shareholder in the amount of $100,000 at 10% interest per annum, due September 15, 2000. On July 18, 2000 the Company executed a promissory note with a shareholder in the amount of $200,000 at 10% interest per annum, due on demand. On December 15, 2000, the Company sold 225,000 shares of Accesspoint Corporation to a shareholder for $900,000 on a promissory note at 8% interest per annum and collateralized by 300,000 shares of the Company's common stock. The Company plans on growing its revenues through the acquisition of various technology companies in various markets and increasing its products and services in part through acquisition of existing technology businesses. The Company will continue to seek capital for acquisitions and in the internal development of those companies acquired. The Company will seek capital through private investors and anticipates attracting institutional investors in the near future. In the event the Company does not attract such capital and is unable to generate revenues sufficient to support its expenses, then the Company will be required to curtail its operations, sell existing investments, and slow down its plan for expansion. The Company, however, is taking all necessary action to limit its overhead and cut expenses at its operating subsidiaries. The Company and does not foresee a slow down in its acquisition plans and in its expansion plans for sometime. The Company feels that the current economic conditions benefit the Company in it choice of acquisitions.

Quarter Ended March 31, 2001 as Compared to Quarter Ended March 31, 2000

     Revenues.

The Company had revenues of $2,118,546 for the quarter ended March 31, 2001 as compared to no revenue for the quarter ended March 31, 2000. The increase in revenues was the result of the acquisition of Mardock, Inc. on April 26, 2000, and the acquisition of Primavera Corporation, the parent company of North Texas Circuit Board Company on August 15, 2000.

     Cost of Sales.

The Company incurred Cost of Sales of $1,774,592 for the quarter ended March 31, 2001 as compared to none for the quarter ended March 31, 2000. The increase in Cost of Sales is the result of consolidated Cost of Sales from the Company's subsidiaries, Mardock, Inc., Primavera Corporation and its wholly owned subsidiary, North Texas Circuit Board Co.

     General, Administrative and Selling Expenses.

The Company incurred costs of $532,378 for the quarter ended March 31, 2001 as compared to none for the quarter ended March 31, 2000. The increase of operating expenses is the result of the Mardock and North Texas Circuit Board acquisitions and their consolidated operating expenses and an increase in rent, salaries, wages, and expenses related to raising capital for the Company.

     Net loss before income taxes.

The Company has a loss before taxes of $301,165 for the quarter ended March 31, 2001 as compared to no loss or income for the quarter ended March 31, 2000

     Net loss.

The Company had a net loss of $303,565 for the quarter ended March 31, 2001 as compared to no loss or profit for the quarter ended March 31, 2000. The net loss was mostly due to the acquisition and inclusion of operations of North Texas Circuit Board Co. and Mardock, Inc., from the period of acquisition through March 31, 2001 and the increase in general and administrative expenses of the Company.

     Unrealized gain on investments.

The Company has an unrealized loss on marketable investments available for sale of $115,130 for the quarter ended March 31, 2001.The unrealized gain is contributed to the fluctuating market value of the securities the Company's subsidiary, Flexxtech Holdings, Inc. owns, at the end of the year. The securities owned are marked to market on the last day of the trading month for the period ended.

Liquidity and Capital Resources

The Company's business plan was restructured in April 2000 to its now current plan. The Company must continue to raise capital to fulfill its plan of acquiring technology companies and assisting in the development of those companies internally. A majority of the company's expenses are related to raising capital. Future expenses will include legal and accounting and other professional fee expenses. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of March 31, 2001, the Company had total Current Assets of $3,501,901 and Current Liabilities of $4,314,683. Cash and cash equivalents were $159,642. Stockholders' Equity was$2,577,489. In its acquisition of North Texas Circuit Board, Management feels that it has made necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround, but that the Company has made significant strides toward a successful turnaround. Management feels that other operations of the Company are financially sound at this time and that no outside forces, including inflation has had a significant impact on its operations. The Company will continue to raise capital for acquisitions and the internal development of its subsidiaries.

Effective March 30, 2001, the Board of directors approved to cancel 750,000 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from a Corporation totaling $1,250,000. The notes carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party.

Subsidiaries

Flexxtech Holdings, Inc. is a wholly-owned subsidiary of Company. On April 26, 2000, Flexxtech Holdings acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. The Company issued 600,000 shares of its newly issued common stock for all of the shares of Mardock. Mardock, established in 1986, is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Mardock is in the process of developing an e-commerce site for corporate promotional products. Greg Mardock, the President and CEO of Mardock, Inc. is also a director of the Company. On August 31, 2000, Greg Mardock became President of Flexxtech Corporation

On August 15, 2000 the Company, through its wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issues 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration was payable in cash of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of the Company's common stock at $2.50 per share. The Company has delivered $1,250,000 to Primavera and North Texas Circuit Board for working capital as well as issued 130,000 shares. All terms of the Primavera acquisition have been satisfied.

For the three months ended March 31, 2001, North Texas Circuit Board Company had net revenue of $1,978,467. A net loss for the same periods was $108,157.

Primavera Corporation was formed in Texas on April 26, 2000. The Company is a holding company which operates primarily through its wholly-owned subsidiary, North Texas Circuit Board Company ("NTCB"), which was formed in 1978 in the state of Texas. NTCB manufacturers printed circuit boards on a quick-turn basis. On May 11, 2000, Primavera acquired 100% of the common stock of NTCB.

On September 15, 2000 the Company, through its wholly-owned subsidiary Flexxtech Holdings, Inc., acquired 80% or 7,578,000 of the shares of common stock of OpiTV.com from two principle shareholders of OpiTv.com in exchange for 100,000 shares of newly issued common stock of the Company at $6.25 per share. Howard Frantom the Chairman, President and CEO of OpiTV.com and the Company passed away in December 2000. Greg Mardock, President and Director of Company was elected Chairman, President and CEO. Out of the 100,000 shares to be issued, 60,000 shares of Common stock which was to be issued to Howard Frantom have not been issued pursuant to default. Prior to the acquisition, the Company owned 180,000 shares of common stock of OpiTV.com. The total holdings in OpiTV.com is 82%. The acquisition resulted in goodwill of $805,000

OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV is an I-Commerce technology company that is engaged in the development of a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. OpiTV plans on distributing the STB in January 2001 and is currently finalizing manufacturing arrangements. Sales will be made through agent's distributors and sub-licenses. OpiTV has no revenues to date and operating expenses of approximately $20,000 per month, consisting mostly of wages, rent and sales expenses. Opitv.com had no revenues in the quarter2000.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mardock, Inc., the wholly-owned subsidiary of our subsidiary Flexxtech Holdings, Inc., became the holder of a secured promissory note in principal amount of $1,270,000, accruing interest at 10% per annum, in regard to the sale of 500,000 shares of our common stock. The note was made by Ameri-First Financial Group, Inc., is secured by the assets of Ameri-First and is due on demand. Mardock, Inc. has made demand for payment and Ameri-First Financial Group, Inc. has failed to pay. The note is now due and unpaid. On January 3, 2001 Mardock, Inc. filed a complaint against Ameri-First Financial Group, Inc. to collect on the Note. The complaint was filed in the Los Angeles County superior Court. The Complaint was amended on January 5, 2001. The amended complaint includes causes of action for breach of promissory note, common counts and foreclosure of security interest. The amended complaint seeks unpaid principle, interests and attorney fees and costs. The amended complaint names Ameri-First Financial Group, Inc., Pacific Sports Holdings, Inc., Oregon Outerwear, Inc., Tahoe Pacific Corporation, Southbay Golf, Inc. and outback Apparel group, Inc. as defendants. We are pursuing the possibility of resolving the action prior to trial.


Item 2. Changes in Securities

     On June 26, 2000 we commenced a private placement offering ("Offering") pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended for the sale of up to 3,000,000 shares of our common stock at a price of $2.50 per share. On September 8, 2000 we amended the Offering price to $5.00 per share and commenced a new phase of the Offering. In the three months ended March 31, 2001, pursuant to Regulation D, we sold 6,000 shares at $1.67 per share for proceeds of $10,000, and 31,800 shares at 3.33 per share for proceeds of $105,894. We also issued 600 promotional shares for par value $.001 which resulted in no proceeds. In the three months ended March 31, 2001, pursuant to Regulation S, we sold 9,180 shares at $1.67 per share for proceeds of $15,300 and 8,387 shares at 3.33 for proceeds of $27,928.

     In the three months ended March 31, 2001, we sold a total of 38,400 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $115,894. In the three months ended March 31, 2001, we sold a total of 17,567 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $43,228. We sold a total of 836,498 shares of common stock pursuant to the Offering as of March 31, 2001. The total gross Offering proceeds as of March 31, 2001 were $1,850,361. We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately $277,554 or %15 of the gross Offering proceeds. We paid finders' fees in the approximate amount of $185,036. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

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

     Effective March 30, 2001, the Board of directors approved to cancel 750,000 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from a corporation totaling $1,250,000. The notes carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party.


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report

        Not Applicable.

   (b) Reports on Form 8-K

       We filed a report on Form 8-K/A on March 26, 2001. The report on Form 8-K/A included as an attachment a letter from our former accountant David Coffey, CPA.


                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FLEXXTECH CORPORATION
                                              (Registrant)

Date: May 21, 2001                        By: /s/ Greg Mardock
                                              ------------------------
                                                  Greg Mardock
                                                  President