Form 10QSB
period 2001-06-30
FLEXXTECH CORP
filed 2001-08-20
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001
                       Commission file number 000-25499



                            Flexxtech Corporation
                     -----------------------------------
      (Exact name of small business issuer as specified in its charter)


           Nevada                                        88-0390360
 ------------------------------         --------------------------
State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization


      5777 W. Century Boulevard, Suite 775,
       Los Angeles, CA                                        90045
----------------------------------------------------        -----------
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

     As of June 30, 2001, the issuer had outstanding 11,287,612 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

(A)   BALANCE SHEET
(B)   STATEMENT OF OPERATIONS
(C)   STATEMENT OF CASH FLOWS
(D)  NOTES TO UNAUDITED FINANCIAL STATEMENT

                            FLEXXTECH CORPORATION
                 FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                               COLOR STRATEGIES
                                BALANCE SHEET
                                JUNE 30, 2001
                                 (Unaudited)


                                    ASSETS

Current Asset:
    Cash and cash equivalents                                  $   262,503
    Accounts receivable                                          1,173,445
    Inventory                                                      654,358
    Investments in stocks available for sale                        46,000
    Notes Receivable                                                     0
    Notes Receivable - related parties                             929,404
    Insurance Receivable                                                 0
    Deposits & other current assets                                 42,239
                                                               ------------
       Total Current Asset                                       3,107,949
                                                               ------------

Property & equipment, net                                        1,557,836

Goodwill on acquisition, net                                     1,765,581
                                                               ------------
TOTAL ASSETS                                                   $ 6,431,366
                                                               ============

                       LIABILITIES STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $ 1,360,343
    Accrued expenses                                               187,240
    Loans payable - Current                                      1,936,566
    Loans payable related parties                                   21,566
    Deferred income tax                                             10,559
    Customer deposits                                                5,704
                                                               ------------
       Total Current Liabilities                                 3,521,978

Long-term Liabilities:
    Long-term Loans                                                729,624

STOCKHOLDERS' EQUITY
    Common stock, authorized 100,000,000 shares at $.001 par
      value, issued and outstanding 11,287,612 shares               11,288
    Additional Paid in Capital                                   5,506,289
    Shares to be issued                                             49,300
    Accumulated deficit                                         (2,757,613)
    Accumulated other comprehensive income:
    Unrealized gain on securities available for sale              (629,500)
                                                               ------------
        Total Stockholders' Equity                               2,179,764
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 6,431,366
                                                               ============


  The accompanying notes are an integral part of these financial statements.

                            FLEXXTECH CORPORATION
                FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                              COLOR STRATEGIES
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                          Three Months Ended         Six Months Ended
                                              June 30,                    June 30,
                                          2001           2000        2001         2000
                                      ------------ ------------- ------------ ------------
Sales                                 $ 1,767,876  $    108,496 $  3,886,422  $   108,496
Cost of sales                           1,486,210        71,448    3,260,802       71,448
                                      ------------ ------------- ------------ ------------
  Gross profit                            281,666        37,048      625,620       37,048

General and Administrative expenses       848,740        87,166    1,381,118       87,166
                                      ------------ ------------- ------------ ------------

Loss from operations                     (567,074)      (50,118)    (755,498)     (50,118)

Other income (expenses)
    Realized loss on sale of
     marketable securities                      -             -      (51,958)           -
    Other income                            6,925             -        8,078            -
    Interest income                           861             -          861            -
    Interest expense                      (51,009)            -     (112,945)           -
                                      ------------ ------------- ------------ ------------
      Total other income (expenses)       (43,223)            -     (155,964)           -
                                      ------------ ------------- ------------ ------------

Net loss before income tax               (610,297)      (50,118)    (911,462)     (50,118)

Provision of Income tax                     1,600           800        4,000          800
                                      ------------ ------------- ------------ ------------
Net Loss                              $  (611,897) $    (50,918) $  (915,462) $   (50,918)
                                      ============ ============= ============ ============
Other comprehensive loss:
    Unrealized loss on investments
     available for sale                   (32,870)     (154,000)    (148,000)    (154,000)
                                      ------------ ------------- ------------ ------------
Comprehensive Income (Loss)              (644,767)     (204,918)  (1,063,462)    (204,918)
                                      ============ ============= ============ ============

Basic and diluted loss per share      $    (0.055) $     (0.023) $    (0.082) $    (0.026)
                                      ============ ============= ============ ============
Basic and diluted weighted average
 shares outstanding                   *11,224,816     2,180,629  *11,136,129    1,980,915
                                      ============ ============= ============ ============

*    The basic and diluted net loss per share has been restated to retroactively effect a
     2:1 forward stock split in the ratio of one share for 13.09322865 shares on December
     22, 1999, a 2:1 forward split on April 14, 2000, a 1:3 reverse split on April 29,
     2000 and a 3:2 forward stock split at March 26, 2001.

 The accompanying notes are an integral part of these financial statements.


                            FLEXXTECH CORPORATION
                FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                              COLOR STRATEGIES
                           STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 & 2000
                                 (Unaudited)

                                                                2001         2000
                                                            ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                    $   (915,462) $   (50,918)
Adjustments to reconcile net loss to cash used in
operating activities
   Depreciation and amortization                                 205,437        2,060
   Amortization of goodwill                                       62,839            -
   Issuance of stocks for consulting services                    154,413            -
   Issuance of stocks for compensation                            91,800            -
   Loss on sale of marketable securities                          51,958            -
   (Increase)/decrease in current assets
      Accounts receivable                                         79,110      (78,105)
      Insurance receivable                                       247,490            -
      Inventory                                                 (150,760)     (75,740)
      Deposits & other current assets                            (12,791)      (7,550)
   Increase /(decrease) in current liabilities
      Accounts payable                                            50,115      102,689
      Accrued expenses                                           109,649        9,580
      Deferred Income Tax                                          7,161       10,559
      Customers' deposit                                           5,704        7,374
                                                            ------------- ------------

NET CASH USED IN OPERATING ACTIVITIES                            (13,337)     (80,051)
                                                            ------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (Purchase) of marketable securities                       98,443            -
   Acquisition of property & equipment                           (78,566)      (2,057)
                                                            ------------- ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               19,877       (2,057)
                                                            ------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                           132,716      103,700
   Proceeds from shares to be issued                              49,300            -
   Repayment of notes receivable                                 123,120            -
   Proceeds from borrowings                                      705,363      141,950
   Payments of loans                                          (1,274,401)           -
                                                            ------------- ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (263,902)     245,650
                                                            ------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (257,362)     163,542

CASH AND CASH EQUIVALENTS -BEGINNING                             519,865        2,869
                                                            ------------- ------------

CASH AND CASH EQUIVALENTS -ENDING                           $    262,503  $   166,411
                                                            ============= ============



 The accompanying notes are an integral part of these financial statements.


FLEXXTECH CORPORATION
FORMERLY INFINITE TECHNOLOGY CORPORATION AND
COLOR STRATEGIES
NOTE TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30,2001 AND 2000

1.  Organization:

The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

Prior to March 31, 2000, the Company was in the development stage whereby all the activities were devoted to obtaining financing for the acquisitions of businesses. Since April 2000, the Company is in operation through its subsidiaries.

Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community.

Primavera Corporation ("PC") was incorporated in the state of Texas on April 26, 2000. Pursuant to an acquisition agreement, dated May 11, 2000, PC acquired one hundred percent (100%) of the common shares outstanding of the North Texas Circuit Board, Inc. (NTCB). NTCB was incorporated in 1978 in the state of Texas. NTCB manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States.

OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Through June 30, 2001, OpiTV.com has not generated any revenue.

Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Mardock, Primavera and OpiTV.com.

Flexx Capital Partners, a Nevada Corporation, was formed on December 1, 2000. The purpose of organization is to engage in merchant banking advisory activities for technology companies. Flexx Capital Partners did not have any operations during 2000.

2.  Principles of Consolidation:

The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiaries, Flexxtech Holdings, Inc., Mardock Promotional Products, Inc, (an Oregon corporation), Primavera Corporation and its wholly owned subsidiary North Texas Circuit Board Co., Inc. (a Texas corporation) and 82% owned

FLEXXTECH CORPORATION
FORMERLY INFINITE TECHNOLOGY CORPORATION AND
COLOR STRATEGIES
NOTE TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30,2001 AND 2000

Optv.com (a Nevada corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Basis of Preparation:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 was filed on May 14, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

4.  Recent Pronouncements:

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

FLEXXTECH CORPORATION
FORMERLY INFINITE TECHNOLOGY CORPORATION AND
COLOR STRATEGIES
NOTE TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30,2001 AND 2000

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

5.    Stockholder's Equity

Stock Split:

On December 22 1999, the Board of Directors of the Company declared a
13.09322865 to 1 forward stock split of the Company's common stock. The stockholders approved an increase in the authorized number of shares of common stock from 25 million to 100 million. On April 14, 2000, the Company affected a 2-for-1 forward stock split of its common stock. On April 29, 2000, the Company affected a reverse stock split of 1:3. On March 26, 2001, the Company affected a 3 for 2 forward stock split of its common stock.

Common Stock:

Effective March 30, 2001, the Board of directors approved to cancel 750,000 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from a Corporation totaling $1,250,000. The notes, carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party.

During six-month period ending June 30, 2001, the Company issued 135,907 shares of common stock for cash amounting $132,716, 82,078 shares for services amounting $154,413 and 20,000 shares for compensation amounting $91,800.

6.  Segment Information

In computing income from operations by industry segment, un-allocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

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

FLEXXTECH CORPORATION
FORMERLY INFINITE TECHNOLOGY CORPORATION AND
COLOR STRATEGIES
NOTE TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30,2001 AND 2000

made primarily throughout the United States. Mardock is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community.

Following is a summary of segmented information for the three months and six months ended June 30, 2001:


                                    NTCB                     Mardock
                             3 Months   6 Months      3 Months     6 Months
                          ------------ ------------ ------------ -------------
Sales                     $ 1,634,000  $ 3,612,000  $   134,000  $    274,000
Operating gain/(loss)        (189,023)    (344,180)         689       (14,439)
Total Assets                3,433,315    3,433,315      247,428       247,428
Capital Expenditure            78,026       78,566            -             -
Depreciation and
  amortization                 60,000      130,000        6,685        11,667

Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.

7.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $2,757,613 including net losses of $915,462 and $50,918 for the six-month period ended June 30, 2001 and 2000, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2001, towards (i) obtaining additional equity financing (ii) reduction of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

FLEXXTECH CORPORATION
FORMERLY INFINITE TECHNOLOGY CORPORATION AND
COLOR STRATEGIES
NOTE TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30,2001 AND 2000


8.  Contingency

In April 2001, a suit was brought against the Company and certain of its officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements.

9.    Subsequent Events

Subsequent to June 30, 2001, the Company disposed off two of its subsidiaries, Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 50,000 shares of its common stock.

Subsequent to June 30, 2001, The Company exchanged a promissory note receivable amounting $900,000 for 450,000 shares of its common stock, which was owned by purchaser of the note.

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

     The discussion and financial statements contained herein are for the quarters ended June 30, 2001 and June 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview:

        The Company, through its wholly owned subsidiary, Flexxtech Holdings, Inc., is engaged in the business of acquiring, developing, operating, and investing in growth companies in technology. The Company's objective is to build long-term capital appreciation for its shareholders primarily through the acquisition of technology companies. The primary focus in technology will include the acquisition, investment, and internal development in the following categories: Data Storage, Internet Infrastructure, Wireless Technologies, Computer Software, Telecommunications Networks equipment and services, Semiconductor Equipment and Electronic Manufacturers and Services. The Company's focus of investment and acquisition is also guided by the economic conditions within a particular segment of technology. The major thrust of the Company currently is its acquisition of circuit board and electronic component companies servicing the government sector.

Plan of Operation:

     The Company is a holding company through its wholly owned subsidiary, Flexxtech Holdings, Inc., of a variety of investments in the technology arena that include 100% in Primavera Corporation, the parent company of North Texas Circuit Board Co. and the primary asset of the Company. The Company's main thrust is the acquisition or "roll-up" of companies within the circuit board and government contracting business which have history of profitability and business synergies. In its endeavor the Company also seeks out acquisitions that are in a turnaround situation and that can be exploited. The turnaround candidates, for the most part, have been historically profitable and would represent significant future value to the Company.


                         ROLL-UP STRATEGY
                        ------------------

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

                   MERGER & ACQUISITION TENETS
                   ----------------------------

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

     On June 26, 2000 the Company commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. Through June 30, 2001, the Company had 11,287,612 shares of common stock outstanding.

     While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking public and private equity financing to assure that it will be capable of financing the continuation of business.

     Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts and future investments and acquisitions. Should the Company fail to raise additional funding, it will be forced to curtail its growth, both through internal development and through investments and acquisitions. As only a holding company to date, the company does not generate its own revenues, but relies on additional financing to pay its operation expenses. The Company is currently developing a plan to provide a variety of consulting services to emerging technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. The Company hopes to attract clients for these new services in the fourth quarter of this year, therefore not relying on additional financing to support its role as a holding company.

     (a)  Results of Operations

     The Company has generated consolidated revenues of $1,767,876 for the quarter ended June 30, 2001 as compared to $108,496 for the quarter ended June 30, 2000. A majority of the revenues are attributed from the Company's subsidiary, North Texas Circuit Board Company (NTCB). NTCB for the quarter ended June 30, 2001 has invested heavily in its future by making capital improvement of $374,566 to the facility, equipment and processes that have had a dramatic impact on the performance of the business. The operating costs have been reduced by approximately 33 percent. Approximately one year ago, at the acquisition of NTCB, NTCB needed to sell more than $900,000 per month in products and services to break-even. The current break-even level is approximately $600,000 per month. The dramatic drop in operating cost coupled with internal yields and quality at a historic high level for the business, positions NTCB to return to profitability anticipated in the fourth quarter of this year. While making the investment and improvements to the facility,
equipment and processes, NTCB has been turning away business.   The Company
anticipates an increase in generating revenues in the future. Currently, the Company's cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of its subsidiaries, and for future acquisitions. On December 15, 2000, the Company sold 225,000 shares of Accesspoint Corporation to a shareholder. Subsequent to June 30, 2001, the Company exchanged the Note for the 450,000 shares of the Company's common stock. Subsequent to June 30, 2001, the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech. The Company plans on growing its revenues through the acquisition of various technology companies in various markets and increasing its products and services in part through acquisition of existing technology businesses. The Company will continue to seek capital for acquisitions and in the internal development of those companies acquired. The Company will seek capital through private investors and anticipates attracting institutional investors in the near future. In the event the Company does not attract such capital and is unable to generate revenues sufficient to support its expenses, then the Company will be required to curtail its operations, sell existing investments, and slow down its plan for expansion.

The Company, however, is taking all necessary action to limit its overhead and cut expenses at its operating subsidiaries. Because of the current slow down in the economy, the Company's acquisition plans and expansion plans have slowed. Further, the slow down in financing and the lack of capital have also slowed the acquisition plans of the Company. The Company feels that the current economic conditions benefit the Company in it choice of acquisitions.

For the Quarter and Six Months Ended June 30, 2001 as Compared to the Quarter and Six Months Ended June 30, 2000

     Revenues.

     We had revenues of $1,767,876 and $3,886,422 for the three months and six months ended June 30, 2001 as compared to $108,496 and $108,496 for the three months and six months ended June 30, 2000. The increase in revenues was the result of the acquisition of Mardock, Inc. on April 26, 2000, and the acquisition of Primavera Corporation, the parent company of North Texas Circuit Board Company (NTCB) on August 15, 2000. NTCB had sales of $3,612,000 for the six months ended June 30, 2001 and Mardock had $455,000 for the six months ended June 30, 2001.

     Cost of Sales.

     We incurred Cost of Sales of $1,486,210 and $3,260,802 for the three months and six months ended June 30, 2001 as compared to $71,448 and $71,448 for the three months and six months ended June 30, 2000. The increase in Cost of Sales is the result of consolidated Cost of Sales from the Company's subsidiaries, Mardock, Inc., Primavera Corporation and its wholly owned subsidiary, North Texas Circuit Board Co. The Cost of Sales increase was the result of NTCB making capital improvements of $374,566 to the facility, equipment and processes that have a dramatic impact on the performance of the business. The operating cost has been reduced by approximately 33 percent at NTCB.

     General, Administrative and Selling Expenses.

     We incurred costs of $848,740 and $$1,381,118 for the three months and six months ended June 30, 2001 as compared to $87,166 and $87,166 for the three months and six months ended June 30, 2000. The increase of operating expenses is the result of the Mardock and North Texas Circuit Board acquisitions and their consolidated operating expenses and an increase in rent, salaries, and wages. Much of the increase in the three-month period was due to the increase in improvements to the facility and the processes that will allow us to return to profitable operations in the fourth quarter of 2001.

     Net loss before income taxes.

     We had a loss before taxes of $610,297 and $911,462 for the three months and six months ended June 30, 2001 as compared to a loss of $50,918 and $50,118 for the three months and six months ended June 30, 2000. The loss of $611,897 for the three months was a result of the Company expensing capital improvements and processes of $374,566 and from the issuance of common stock for services and compensation for $246,213. By capitalizing the improvements and the stock issuance we would show a $10,482 net profit before income tax.

    Net loss.

    We had a net loss of $611,897 and $915,462 for the three months and six months ended June 30, 2001 as compared to a net loss of $50,918 and $50,918 for the three months and six months ended June 30, 2000. The net loss was mostly due to the acquisition and inclusion of operations of North Texas Circuit Board Co. and Mardock, Inc. and the increase in general and administrative expenses of the Company. 100 percent of the loss for the three months ended June 30, 2001 was the result of expensing capital improvements and processes and from the issuance of common stock for services and compensation.

     Unrealized Loss on Investments.

     We had an unrealized loss on marketable investments available for sale of $32,870 and $148,000 for the three months and six months ended June 30, 2001as compared to a loss of $154,000 for the three months and $154,000 for the six months ended June 30, 2000. The unrealized loss is contributed to the fluctuating market value of the securities the Company's subsidiary, Flexxtech Holdings, Inc. owns, at the end of the quarter. The securities owned are marked to market on the last day of the trading month for the period ended. Subsequent to the period ended June 30, 2001, the Accesspoint Corporation investment and Easyrider, Inc. investment were sold in an exchanged for shares of the Company's common stock with a shareholder.


     Comprehensive Loss.

      We had a Comprehensive Loss of $644,767 and $1,063,462 for the three months and six months ended June 30, 2001 as compared to a Comprehensive Loss of $204,918 and $204,919 for the three months and six months ended June 30, 2000. The Comprehensive Loss includes the unrealized loss on marketable investments available for sale of $32,870 and the net loss after taxes of $611,897.

     Liquidity and Capital Resources

     The Company's business plan was restructured in April 2000 to its now current plan. The Company must continue to raise capital to fulfill its plan of acquiring technology companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of June 30, 2001, the Company had total Current Assets of $3,107,949 and Current Liabilities of $3,521,978. Cash and cash equivalents were $262,503. Stockholders' Equity was $2,179,764. In its acquisition of North Texas Circuit Board, Management feels that it has made necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround, but that the Company has made significant strides toward a successful turnaround. Management feels that other operations of the Company are financially sound at this time and that no outside forces, including inflation has had a significant impact on its operations. The Company will continue to raise capital for acquisitions and the internal development of its subsidiaries.

     Subsidiaries

     Flexxtech Holdings, Inc. is a wholly owned subsidiary of Company. On April 26, 2000, Flexxtech Holdings acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. Subsequent to June 30, 2001, Flexxtech Holdings sold Mardock, Inc. to Mardock.com in exchange for 200,000 shares of the Company's common stock. Mardock was sold so the Company could focus its resources on North Texas Circuit Board Co. and other acquisitions that would add greater value to the Company.

     On August 15, 2000 the Company, through its wholly owned subsidiary Flexxtech Holdings, Inc. acquired Primavera Corporation, the parent company of North Texas Circuit Board Company. All terms of the Primavera acquisition have been satisfied. On June 17, 2001 the Company acquired the remaining 20% of Primavera Corporation for 100,000 options to purchase common stock, issued to the four shareholders representing 20% of Primavera Corp. The options are excersizable $2.50 per share and expire on June 17, 2004.

     NTCB has invested heavily in its future in the three months ended June 30, 2001. NTCB has made capital improvements of $374,566 to the facility, equipment, and processes that have had a dramatic impact on the performance of the business. The operating costs have been reduced by one-third while the internal yields and quality are now at a historic high level for the business. While making the improvements in facility, equipment and processes that would allow the Company to have profitable operations anticipated in the fourth quarter of 2001, NTCB has been turning away business.

     Primavera Corporation was formed in Texas on April 26, 2000. The Company is a holding company, which operates primarily through its wholly owned subsidiary, North Texas Circuit Board Company ("NTCB"), which was formed in 1978 in the state of Texas. NTCB manufacturers printed circuit boards on a quick-turn basis and has recently invested heavily in its future toward production levels. On May 11, 2000, Primavera acquired 100% of the common stock of NTCB.

     On September 15, 2000 the Company, through its wholly owned subsidiary Flexxtech Holdings, Inc., acquired 80% of OpiTv.com in exchange for 100,000 shares of newly issued common stock of the Company at $6.25 per share. Subsequent to June 30, 2001we sold Opitv.com to Mardock.com, a shareholder of the Company, in exchange for 50,000 shares of the Company's common stock. The Opitv.com plan was not implemented due to the passing of Howard Frantom, the Chairman and CEO in December 2000 and due to the lack of capital required to implement the plan. 40,000 shares of common stock issued to John Alkire were retired to Flexxtech treasury upon his resignation.

     OpiTV has no revenues to date and no operating expenses for the three months ended June 30, 2001.

Following is a summary of segmented information for the three months and six months ended June 30, 2001:


                                      NTCB                 Mardock
                              3 Months    6 Months   3 Months    6 Months
                             ----------- ----------- ----------- ------------
Sales                        $ 1,634,000 $ 3,612,000 $   134,000 $   274,000
Operating gain/(loss)           (189,023)   (344,180)        689     (14,439)
Total Assets                   3,433,315   3,433,315     247,428     247,428
Capital Expenditure               78,026      78,566           -           -
Depreciation and amortization     60,000     130,000       6,685      11,667

    Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On April 26, 2001 a suit was brought against the Company and certain officers and directors by Robert Eubanks, Larry Donizetti and Luminary Venture, Inc. The complaint is for breach of contract among other actions. The Company has denied all claims and is considering filing a counter suit for breach of contract and for filing a frivolous suit among other claims. Management will rigorously defend itself. Management also believes that a settlement will be reached. Management also feels that this action is not material to the business of the Company.

      Robert Eubanks, President of Luminary Venture, Inc., was retained by the Company to provide public relations and promotional services. Robert Eubanks, under the agreement, was to act as Company spokesman. The agreement called for Luminary to receive stock and options in the company and a monthly cash retainer.

      The Company is not aware of any material legal action or pending legal action at this time.

Item 2. Changes in Securities

     On June 26, 2000 we commenced a private placement offering ("Offering") pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended for the sale of up to 3,000,000 shares of our common stock at a price of $2.50 per share. On September 8, 2000 we amended the Offering price to $5.00 per share and commenced a new Offering. On May 1, 2001 we began a new offering with an offering price of $1.00 per share. In the three months ended June 30, 2001, pursuant to Regulation D, we sold 4,333 shares at $3.00 per share for proceeds of $13,000, and 79,500 shares at 1.00 per share for proceeds of $79,500. We also issued 1,738 promotional shares for par value $.001 which resulted in no proceeds. 20,000 promotional shares were issued at par value $.001 to two (2) officers of NTCB, and 19,000 promotional shares valued at $50,000 for consulting services. In the three months ended June

30, 2001, pursuant to Regulation S, we sold 6,000 shares at $3.00 per share for proceeds of $18,000 and 3,000 shares at 1.75 for proceeds of $5,250.

     In the three months ended June 30, 2001, we sold a total of 83,833 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $92,500. In the three months ended June 30, 2001, we sold a total of 10,250 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $28,250. $25,735 received where shares have not been issued. We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately 15% of the gross Offering proceeds. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

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

     We are conducting the Offering as a self-underwriting. Shares in the Offering are available only through us. The Offering is being conducted over a three-month period commencing on May 1, 2001. We have the option to extend the Offering up to an additional three months. We are making the Offering on a best efforts basis. This means that we have not established any minimum amount of proceeds that must be generated in the Offering. Accordingly, investors who subscribe for Shares in the earlier stages of the Offering will assume a substantially greater risk than investors who subscribe for Shares later in the Offering.

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

     On June 27, 2001 a resolution was adopted by the Directors of Flexxtech Holdings, Inc. to focus on its circuit board roll-up, and in particular focus on the North Texas Circuit Board turnaround and divest itself from all other business and issues that do not synergistically fit with the circuit board operations and roll-up. Subsequent to the June 30, 2001 period, the following transactions occured. Flexxtech Holdings disposed of its interest in OpiTV.com to Mardock, Inc. for 50,000 shares of common stock of the Company. Mardock Inc. was disposed to Mardock.com for 200,000 shares of common stock of the Company. The value of the transaction is $600,000. Pursuant to the Promissory Note for $900,000 from VLK Capital, the Company agreed to exchange the note for 450,000 shares of common stock of the Company. Flexx Capital Partners, Inc., a wholly owned subsidiary, was sold to a shareholder for $1.00. Flexx Capital had no revenue or income to date. 100,000 shares of Easyriders held in the name of Flexxtech Holdings, was exchanged for 25,000 shares of common stock of the Company with a shareholder of the Company.

Item 3.  Subsequent Events

     Certain shareholders and non-shareholders loaned the Company a total of $217,500 in the 3 months ended June 30, 2001. The notes bear interest at 10% and are due on demand. From June 29 through July 3, Greg Mardock, President of the Company loaned to the Company $45,452 at 10% interest due July 5, 2002.

      Subsequent to June 30, 2001, the Company's subsidiaries Mardock, Inc. and Opitv.com were sold in share exchanges. Mardock was disposed of in exchange for 200,000 shares of the Company's common stock and Opitv.com was disposed for 50,000 shares of common stock of the Company.

      Subsequent to June 30, 2001, the Company exchanged a promissory note receivable amounting $900,000 for 450,000 shares of its common stock, which was owned by the purchaser of the note.


Item 4.  Defaults Upon Senior Securities

         Not Applicable.


Item 5.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 6.  Other Information.

         Not Applicable.

Item 7.  Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report

        Not Applicable.

   (b) Reports on Form 8-K

      Not Applicable

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLEXXTECH CORPORATION
                           (Registrant)

Date:  August 20, 2001
                             By:  /s/ Greg Mardock
                               ____________________________
                               Greg Mardock

                                                    President