Form 10QSB
period 2001-09-30
FLEXXTECH CORP
filed 2001-11-19
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001
                 Commission file number 000-25499



                      Flexxtech Corporation
               -----------------------------------
(Exact name of small business issuer as specified in its charter)


        Nevada                                              88-0390360
 ----------------------------                    ---------------------------
State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization                    Number)


5777 W. Century Boulevard, Suite 767,
Los Angeles, CA                                     90045
---------------------------------------          ---------------------
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

     As of September 30, 2001, the issuer had outstanding 16,663,515 shares of its Common Stock, $0.001 par value.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS.

(A)  BALANCE SHEET
(B)  STATEMENT OF OPERATIONS
(C)  STATEMENT OF CASH FLOWS

                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2001
                           (Unaudited)

                              ASSETS
Current Asset:
      Cash and cash equivalents                            $      173,692
      Accounts receivable                                         739,041
      Inventory                                                   348,816
      Prepaid expenses                                            130,838
      Notes Receivable - related parties                           14,000
      Deposits & other current assets                              11,583
                                                           ---------------
   Total Current Asset                                          1,417,970
                                                           ---------------

Property & equipment, net                                       1,396,474

Goodwill on acquisition, net                                      420,188
                                                           ---------------

TOTAL ASSETS                                               $    3,234,632
                                                           ===============

                LIABILITIES STOCKHOLDERS' DEFICIT
Current Liabilities:
      Accounts payable                                     $    1,357,185
      Accrued expenses                                            242,859
      Loans payable - Current                                   1,309,010
      Loans payable related parties                             1,323,261
                                                           ---------------
   Total Current Liabilities                                    4,232,315

Long-term Liabilities:
      Convertible debt                                            220,000

STOCKHOLDERS' DEFICIT
      Common stock, authorized 100,000,000 shares at
        $.001 par value, issued and outstanding
        16,663,515 shares                                          16,664
      Additional Paid in Capital                                6,493,209
      Shares to be issued                                          42,700
      Accumulated deficit                                      (7,194,756)
      Accumulated other comprehensive income:
        Unrealized loss on securities available for sale         (575,500)
                                                           ---------------
        Total Stockholders' Deficit                            (1,217,683)
                                                           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    3,234,632
                                                           ===============


       The accompanying notes are an integral part of these consolidated financial statements.


                           FLEXXTECH CORPORATION
               FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                             COLOR STRATEGIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              Three Months Ended         Nine Months Ended
                                                September 30,               September 30,
                                              2001          2000          2001          2000
                                         ------------- ------------- ------------- -------------
Sales                                    $  1,201,870  $  3,483,421  $  5,088,292  $  3,591,917
Cost of sales                               1,551,031     2,746,969     4,811,833     2,818,417
                                         ------------- ------------- ------------- -------------

     Gross profit                            (349,161)      736,452       276,459       773,500

General and Administrative expenses         2,657,455     1,074,139     4,038,573     1,180,188
                                         ------------- ------------- ------------- -------------
     Loss from operations                  (3,006,616)     (337,687)   (3,762,114)     (406,688)

Other income (expenses)
  Realized loss on sale of marketable
    securities                                (23,750)            -       (75,708)            -
  Other income (expense)                            -       (95,032)        8,078       (95,032)
  Interest income                                 612             -         1,473             -
  Interest expense                            (44,455)            -      (157,400)            -
                                         ------------- ------------- ------------- -------------
     Total other income (expenses)            (67,593)      (95,032)     (223,557)      (95,032)
                                         ------------- ------------- ------------- -------------
Net loss before income tax and
  loss on discontinued segments
  and extraordinary item                   (3,074,209)     (432,719)   (3,985,671)     (501,720)

Provision (benefit) of Income tax                 800             -         4,800           800
                                         ------------- ------------- ------------- -------------
Net Loss before loss on
 disposal of segments and
 extraordinary item                        (3,075,009)     (432,719)   (3,990,471)     (502,520)

Disposal of segments net of income tax       (542,134)            -      (542,134)            -
                                         ------------- ------------- ------------- -------------

Net Loss before extraordinary item         (3,617,143)     (432,719)   (4,532,605)     (502,520)

Extraordinary item - Loss on settlement
  of a note receivable                       (820,000)            -      (820,000)            -
                                         ------------- ------------- ------------- -------------

Net loss                                   (4,437,143)     (432,719)   (5,352,605)     (502,520)

Other comprehensive loss:
  Unrealized gain (loss) on
    investments available for sale            (21,130)      300,500      (169,130)      146,500
                                         ------------- ------------- ------------- -------------
Comprehensive Income (Loss)              $ (4,458,273) $   (132,219) $ (5,521,735) $   (356,020)

                                         ============= ============= ============= =============

Basic loss per share                     $      (0.33) $      (0.09) $      (0.45) $      (0.16)
                                         ============= ============= ============= =============

Basic weighted average shares outstanding* 13,320,116     5,067,451  * 11,872,125     3,223,000
                                         ============= ============= ============= =============

Diluted loss per share                   $     (0.33)  $      (0.09) $     (0.45)  $      (0.16)
                                         ============= ============= ============= =============
Diluted weighted average
 shares outstanding                      *13,496,366       5,067,451 * 11,931,520     3,223,000
                                         ============= ============= ============= =============


* The basic and diluted net loss per share has been restated to retroactively effect a 2:1 forward stock on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a 3:2 forward stock split at March 26, 2001.

The accompanying notes are an integral part of these consolidated financial statements.


               FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                             COLOR STRATEGIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 & 2000
                                (Unaudited)

                                                                        2001          2000
                                                                 --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                         $   (5,352,605) $   (502,520)
Adjustments to reconcile net loss to cash used in
operating activities
   Depreciation and amortization                                        265,437        78,000
   Amortization of goodwill                                              71,989             -
   Issuance of stocks for consulting services & compensation          2,236,423             -
   Loss on sale of marketable securities                                 75,708             -
   Loss on settlement of note                                           820,000             -
   Disposal of segment                                                  542,134             -
   (Increase)/decrease in current assets
      Accounts receivable                                               445,173      (494,007)
      Insurance receivable                                              247,490             -
      Inventory                                                         103,726      (105,974)
      Prepaid expense                                                  (130,838)            -
      Deposits & other current assets                                    10,544           420
   Increase/(decrease) in current liabilities
      Accounts payable                                                  136,460      (474,189)
      Accrued expenses                                                  158,729       (17,887)
      Deferred Income Tax                                                10,559        10,559
      Customers' deposit                                                  2,306         3,437
                                                                 --------------- -------------
      NET CASH USED IN OPERATING ACTIVITIES                           (356,765)    (1,502,161)
                                                                 --------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale (Purchase) of marketable securities                          98,443              -
      Acquisition of property & equipment                              (78,278)      (144,691)

                                                                 --------------- -------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                20,165      (144,691)
                                                                 --------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sales of common stock                               170,136       892,030
      Proceeds from shares to be issued                                  42,700             -
      Proceeds from issuance of convertible debt                        220,000             -
      Repayment of notes receivable                                      13,880             -
      Proceeds from borrowings                                          948,168       976,007
      Payments of loans                                              (1,404,457)            -
                                                                 --------------- -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (9,573)    1,868,037
                                                                 --------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (346,173)      221,185

CASH AND CASH EQUIVALENTS -BEGINNING                                    519,865         2,869
                                                                 --------------- -------------

CASH AND CASH EQUIVALENTS -ENDING                                $      173,692  $    224,054
                                                                 =============== =============




The accompanying notes are an integral part of these consolidated financial statements.



                      FLEXXTECH CORPORATION
           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                         COLOR STRATEGIES
              NOTE TO UNAUDITED FINANCIAL STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Primavera, the parent company of North Texas Circuit Board, Inc.

2.  Principles of Consolidation:

The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiaries, Flexxtech Holdings, Inc., Primavera Corporation and its wholly owned subsidiary North Texas Circuit Board Co., Inc. (a Texas corporation) and). All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Basis of Preparation:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 was filed on May 14, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and expects these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

5.Stockholder's Equity

Stock Split:

On December 22 1999, the Board of Directors of the Company declared a
13.09322865 to 1 forward stock split of the Company's common stock. The stockholders approved an increase in the authorized number of shares of common stock from 26 million to 100 million. On April 14, 2000, the Company affected a 2-for-1 forward stock split of its common stock. On April 29, 2000, the Company affected a reverse stock split of 1:3. On March 26, 2001 the Company affected a 3:2 forward stock split.

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

During three-month period ending September 30, 2001, the Company issued 40,996 shares of common stock for cash amounting $37,420, 451,250 shares for services amounting $704,210 and 6,429,333 shares for consulting services to a related party for $1,286,000.

During the quarter ended September 30, 2001, the Company cancelled 1,550,000 shares of common stock it has in its treasury

Convertible debt:

The company issued debentures amounting $220,000, carrying an interest rate of 6% per annum, due in August 2003. The holder is entitled to, at any time or from time to time, convert the conversion amount in to shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion.

6.  Segment Information

In computing income from operations by industry segment, un-allocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company and through July 1, 2001, it was comprised of two operating subsidiaries: North Texas Circuit Board, Inc. (a 100% subsidiary of Primavera, Inc.) and Mardock, Inc. North Texas Circuit Board, Inc. (NTCB) manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States. Mardock is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community.

Following is a summary of segmented information for the three months and nine months ended September 30, 2001:


                                     NTCB                     Mardock
                           ------------------------- -------------------------
                             3 Months    9 Months      3 Months    9 Months
                           ------------ ------------ ------------ ------------
Sales                      $ 1,202,000  $ 4,814,000  $         -  $  274,000

Operating gain/(loss)         (649,700)    (993,900)           -     (14,439)
Total Assets                 3,029,000    3,029,000            -     247,428
Capital Expenditure                  -       78,566            -           -
Depreciation and amortization   60,000      190,000            -      11,667

Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.

7.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $7,194,756 including net losses of $5,352,605 and $4,437,143 for the nine-month and three-month period ended September 30, 2001, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2001, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

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

9.Disposal of subsidiaries and investment

On July 1st, 2001, the Company disposed off two of its subsidiaries, Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Through June 30, 2001, OpiTV.com has not generated any revenue. The disposal of subsidiaries resulted in net loss of 542,134.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 450,000 shares of the Company's common stock. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

10.     Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

(1) During the year, the Company disposed off two subsidiaries in exchange of 310,000 shares of common stock of the Company, resulting in a loss of $542,134. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:

        Current assets                       $     148,718
        Non-current assets                   $     101,074
        Current liabilities                  $     296,933

(2) During the nine month period ended September 30, 2001, the Company issued 6,982,661 shares of common stock to various parties for compensation, consulting, and other services amounting $2,236,423.

(3) The Company exchanged a note receivable from a related party for 450,000 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000.


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

     The discussion and financial statements contained herein are for the three months ended September 30, 2001 and September 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview:

    The Company, through its wholly owned subsidiary, Flexxtech Holdings, Inc., is engaged in the business of acquiring, developing, operating, and investing in growth companies in technology. The Company's objective is to build long-term capital appreciation for its shareholders primarily through the acquisition of technology companies. The primary focus in technology will includes the acquisition, investment, and internal development in areas of Military, Aerospace and Security. The Company continues to focus on companies which management believes are undervalued and/or potential turn-around situations that can be exploited and that synergistically fit the Company's
current business relationships.   The Company's focus of investment and
acquisition is also guided by the economic conditions within a particular segment of technology. The major thrust of the Company currently is its acquisition of circuit board and electronic component companies servicing the government sector. Since the September 11, 2001 terrorist attacks the Company has seen a resurgence of business at its subsidiary, North Texas Circuit Board Co.

Plan of Operation:

     The Company is a holding company through its wholly owned subsidiary, Flexxtech Holdings, Inc., that includes 100% in Primavera Corporation, the parent company of North Texas Circuit Board Co. and the primary asset of the Company. The Company's main thrust is the acquisition or "roll-up" of companies within the circuit board and government contracting business which have history of profitability and business synergies. In its endeavor the Company also seeks out acquisitions that are in a turnaround situation and that can be exploited. The turnaround candidates, for the most part, have been historically profitable and would represent significant future value to the Company.


                         ROLL-UP STRATEGY
                        -----------------

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

     On June 26, 2000 the Company commenced a private placement offering pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. The Company continues to raise funds through stock and debt offerings to finance its operations, complete the turn-around of North Texas Circuit Board Co., and for acquisitions. Through September 30, 2001, the Company had 16,663,515 shares of common stock outstanding.

     While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking public and private equity financing to assure that it will be capable of financing the continuation of business.

     Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts and future investments and acquisitions. Should the Company fail to raise additional funding, it will be forced to curtail its growth, both through internal development and through investments and acquisitions. As only a holding company to date, the company does not generate its own revenues, but relies on additional financing to pay its operation expenses. The Company is currently developing a plan to provide a variety of consulting services to technology companies to include business and marketing plan development, merchant and investment banking services and general business consulting. The Company hopes to attract clients for these new services in the fourth quarter of this year, therefore not relying on additional financing to support its role as a holding company.

     (a)  Results of Operations

     The Company has generated consolidated revenues of $1,201,870 for the quarter ended September 30, 2001 as compared to $3,483,421 for the quarter ended September 30, 2000. All of the revenues are attributed from the Company's subsidiary, North Texas Circuit Board Company (NTCB).

Lost Sales and Revenue Factors

   * Material Inventory Levels Inadequate
        - NTCB is a quick turn environment with typical lead times as low as 24 hours.
        -  Material delivery lead times range from 2 days to 8 weeks.
        - Average estimated business lost due to not having material on hand is $100,000 per month.
        - Excess shipping expenses are incurred due to shipping small orders of laminates instead of weekly or bi- weekly stock replenishing.
        - Material deliveries impact actual manufacturing days available, which can cause increased overtime to make the due dates.
        - Material deliveries cause late shipments, which in some cases requires partial premium refunds to customers.

        Solution: Build inventory levels to offset delivery times and reduce order frequency.

    * Drill Capability and throughput
        -  Some jobs reviewed would take up to 4 days to drill.
        - Lost business due to current equipment capabilities. Technologies are going to small holes with tight spacing, which the current drill equipment cannot do.
        - Average estimated business lost due to throughput capabilities of current equipment is $30,000 per month. Up to 15% of all lost orders.

        Solution: Purchase updated drill equipment to increase throughput and technical capabilities. (Subsequent to September 30, 2001 the drill was purchased for $215,000)

    * No in House Immersion Gold Process
        - Lost business due to no Immersion Gold process at NTCB is $500,000 from a recent contract and $20,000 in orders pulled from work.

        Solution:  Install Immersion Gold process.

    * Subcontracting of Electrical Testing
        - Data preparation, tooling and testing of products by subcontractor is $32,000 per month.
        - Average estimated business lost due to excess test cost by subcontractor is $50,000 per month and is up to 30% of all lost orders.
        - Subcontracting electrical test typically adds 1 day to delivery time causing loss of business on quick turn jobs.
        - No control of Quality of Service of subcontract facilities causing defective product to reach customers.

        Solution: Purchase ET Programming software, single spindle drill for fixtures and flying probe tester to bring all test capabilities in house.

    * In Process Inspection
        -  Inadequate automated optical inspection equipment.
        - Lost business due to current equipment capabilities. Technologies are going to fine lines with tight spacing, which the current AOI equipment cannot do.
        - Average estimated scrap lost due to capabilities of current equipment is $100,000 per month.

        Solution: Purchase updated AOI equipment to increase throughput and technical capabilities. The AOI has been purchased for $240,000 and is operating.

NTCB has invested heavily in its future by making capital improvement to the facility, equipment and processes that have had a dramatic impact on the performance of the business. The operating costs have been reduced by approximately 33 percent. Approximately one year ago, at the acquisition of NTCB, NTCB needed to sell more than $900,000 per month in products and services to break-even. The current break-even level is approximately $600,000 per month. The dramatic drop in operating cost coupled with internal yields and quality at a historic high level for the business, positions NTCB to return to profitability anticipated in the fourth quarter of this year. During the three months ended September 30, 2001, NTCB has made improvements in the following categories:

Financial:

     - Established approval system for purchases.
     - Established tighter inventory controls.
     - Restructured work shifts to control overtime.
     - Reduced costs of raw material and supplies.

Manufacturing:

     - Streamlined processes by analyzing workflows and efficient product movement.
     - Quality Engineers utilized to target root causes of defects and inefficient processes to reduce scrap by 40%.
     - Realigned the flow of product through the shop and the focus of each shift to increase productivity by 30% and increased on time delivery by 50% over the last 12 months.

New Management Team:

     - Top Management totally replaced with a tight knit goal oriented group with a common agenda.
     - All Management works of the same philosophies.
     - The Company is oriented around Customer Service, excellent product on time with exemplary customer support.
     - Implemented motivational programs to increase employee satisfaction and reduce turnover.

With the current changes implemented and the additional processes identified earlier we estimate that we can have a steady growth over the next 12 months and are anticipating to return to profitability for the three months ending December 31, 2001.

The Company anticipates an increase in generating revenues in the future. Currently, the Company's cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of its subsidiaries, and for future acquisitions.

On July 1st, 2001, the Company disposed off two of its subsidiaries, Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Through June 30, 2001, OpiTV.com has not generated any revenue. The disposal of subsidiaries resulted in net loss of 542,134.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 450,000 shares of the Company's common stock. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

On July 1st, 2001 the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech.

In the three months ending September 30, 2001 the Company raised a total of debt capital and convertible debt capital of $861,625 comprised of certain shareholders and non-shareholders loaning the Company $641,625 and convertible debt of $35,000 and $220,000. The notes of $641,625, are due on demand and bear interest of 10% per annum. The $35,000 is due in August 2004 and bears interest at 10% per annum. The $220,000 received are convertible debentures received from a $300,000 minimum and $500,000 maximum offering the Company commenced in August 2001. Subsequent to September 30, 2001 the Company has received a total of $330,000 from the convertible debenture offering. The $220,000 of debentures carry an interest rate of 6% per annum and are due in August 2003. The holder is entitled to, at any time or from time to time, convert the conversion amount in to shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. (The Placement Agent Agreement, Stock Purchase Agreement, Debenture Agreements and other offering agreements are attached to this filing as exhibits).

The Company plans on growing its revenues through the acquisition of various technology companies in various markets and increasing its products and services in part through acquisition of existing technology businesses. The Company will continue to seek capital for acquisitions and in the internal development of those companies acquired. The Company will seek capital through private investors and institutional investors. In the event the Company does not attract such capital and is unable to generate revenues sufficient to support its expenses, then the Company will be required to curtail its operations, sell existing investments, and slow down its plan for expansion. The Company, however, is taking all necessary action to limit its overhead and cut expenses at its operating subsidiaries. Because of the current slow down in the economy, the Company's acquisition plans and expansion plans have slowed. Further, the slow down in financing and the lack of capital have also slowed the acquisition plans of the Company. The Company feels that the current economic conditions benefit the Company in it choice of acquisitions.

For the Three Months and Nine Months Ended September 30, 2001 as Compared to the Three Months and Nine Months Ended September 30, 2000:

     Revenues.

     We had revenues of $1,201,870 and $5,088.292 for the three months and nine months ended September 30, 2001 as compared to $3,483,421 and $3,591,917 for the three months and nine months ended September 30, 2000. The decrease in revenue for the three months ended September 30, 2001 was the result of the sale of Mardock, Inc. on July 1, 2001 and the capital shortage resulting in inventory material shortage at North Texas Circuit Board Company (NTCB).

     Cost of Sales.

     We incurred Cost of Sales of $1,551,031 and $4,811,833 for the three months and nine months ended September 30, 2001 as compared to $2,746,969 and $2,818,417 for the three months and nine months ended September 30, 2000. The decrease in Cost of Sales is the result of the sale of Mardock, Inc., a decrease in revenues at NTCB and the improvements in manufacturing and processes. The operating cost has been reduced by approximately 33 percent at NTCB.

     General, Administrative and Selling Expenses.

     We incurred costs of $2,657,455 and $4,038,573 for the three months and nine months ended September 30, 2001 as compared to $1,074,139 and $1,180,188 for the three months and nine months ended September 30, 2000. Operating expenses were a one time significant increase of $1,990,210 for consulting services paid in shares of common stock at the parent company, Flexxtech Corporation and $649,700 from the subsidiary, North Texas Circuit Board. Much of the increase at NTCB in the three-month period was due to the increase in improvements to the facility and the processes that will allow us to return to profitable operations in the fourth quarter of 2001.

     Net loss before income taxes.

     We had a loss before taxes of $3,074,209 and $3,985,671 for the three months and nine months ended September 30, 2001 as compared to a loss of $432,719 and $501,720 for the three months and nine months ended September 30, 2000. $1,990,210 of the loss came from the issuance of common stock for consulting services.

     Net loss.

    We had a net loss of $4,437,143 and $5,352,605 for the three months and nine months ended September 30, 2001 as compared to a net loss of $432,719 and $502,520 for the three months and nine months ended September 30, 2000. The net loss was mostly due to $1,990,210 from the issuance of common stock for services, $542,134 from the disposal of segments (Mardock, Inc. and
Opitv.com), $820,000 from an Extraordinary Item   loss on settlement of a note
receivable, and an operating loss of $649,700 from NTCB.

     Unrealized Loss on Investments.

     We had an unrealized loss on marketable investments available for sale of $21,130 and $169,130 for the three months and nine months ended September 30, 2001as compared to a gain of $300,500 for the three months and $146,000 for the nine months ended September 30, 2000. The unrealized loss is contributed to the fluctuating market value of the securities the Company's subsidiary, Flexxtech Holdings, Inc. owns, at the end of the quarter. The securities owned are marked to market on the last day of the trading month for the period ended. On July 1, 2001, the Accesspoint Corporation investment and Easyrider, Inc. investment were sold in an exchanged for shares of the Company's common stock with a shareholder.

      Extraordinary Item Loss.

We also had an Extraordinary Item loss on a settlement of a note receivable of $820,000 for the three months and nine months ended September 30, 2001. The note was sold in exchange for 450,000 shares of the Company's common stock.

     Comprehensive Loss.

      We had a Comprehensive Loss of $4,458,273 and $5,521,735 for the three months and nine months ended September 30, 2001 as compared to a Comprehensive Loss of $132,219 and $356,020 for the three months and nine months ended September 30, 2000. The Comprehensive Loss includes the unrealized loss on marketable investments available for sale of $21,130, the Extraordinary Item loss of $820,000, Disposal of segments loss of $542,134, and the net loss after taxes of $3,074,209.

     Liquidity and Capital Resources

     The Company's business plan was restructured in April 2000 to its now current plan. The Company must continue to raise capital to fulfill its plan of acquiring technology companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of September 30, 2001, the Company had total Current Assets of $1,417,970 and Current Liabilities of $4,232,315.
Cash and cash equivalents were $173,692. Stockholder's Deficit was $1,217,683. In its acquisition of North Texas Circuit Board, Management feels that it has made necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround, but that the Company has made significant strides toward a successful turnaround. Management feels that other operations of the Company are financially sound at this time and that no outside forces, including inflation has had a significant impact on its operations. The Company will continue to raise capital for acquisitions and the internal development of its subsidiaries.

     Subsidiaries

     Flexxtech Holdings, Inc. is a wholly owned subsidiary of Company. On April 26, 2000, Flexxtech Holdings acquired 100% of the outstanding common stock of Mardock, Inc., an Oregon Corporation. On July 1, 2001, Flexxtech Holdings sold Mardock, Inc. to Mardock.com in exchange for 200,000 shares of the Company's common stock. Mardock was sold so the Company could focus its resources on North Texas Circuit Board Co. and other acquisitions that would add greater value to the Company.

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

     NTCB has invested heavily in its future in the three months ended June 30, 2001. NTCB has made significant capital improvements to the facility, equipment, and processes that have had a dramatic impact on the performance of the business. The operating costs have been reduced by one-third while the internal yields and quality are now at a historic high level for the business. NTCB has significantly lowered its loans outstanding and continues to improve its debt situation.

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

     On September 15, 2000 the Company, through its wholly owned subsidiary Flexxtech Holdings, Inc., acquired 80% of OpiTv.com in exchange for 100,000 shares of newly issued common stock of the Company at $6.25 per share. On July 1, 2001we sold Opitv.com to Mardock.com, a shareholder of the Company, in exchange for 50,000 shares of the Company's common stock. The Opitv.com plan was not implemented due to the passing of Howard Frantom, the Chairman and CEO in December 2000 and due to the lack of capital required to implement the plan. 40,000 shares of common stock issued to John Alkire were retired to Flexxtech treasury upon his resignation.

     OpiTV has no revenues to date and no operating expenses for the three months ended June 30, 2001.


                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On April 26, 2001 a suit filed in Los Angeles Superior Court was brought against the Company and certain officers and directors by Robert Eubanks, Larry Donizetti and Luminary Venture, Inc. The complaint is for breach of contract among other actions. The Company has denied all claims and is considering filing a counter suit for breach of contract and for filing a frivolous suit among other claims. Management will rigorously defend itself. Management also believes that a settlement will be reached. Management also feels that this action is not material to the business of the Company.

     Robert Eubanks, President of Luminary Venture, Inc., was retained by the Company to provide public relations and promotional services. Robert Eubanks, under the agreement, was to act as Company spokesman. The agreement called for Luminary to receive stock and options in the company and a monthly cash retainer.

The Company is not aware of any other legal action or pending legal action at this time.

Item 2. Changes in Securities

We have sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the three months ended September 30, 2001, pursuant to Regulation D, we sold 25,320 shares at $1.00 per share for proceeds of $25,320 and 6,676 shares (yet to be issued) at $0.75 per share for proceeds of $5,000. We also issued 6,880,583 shares of common stock for consulting services and promotional services, which resulted in no proceeds. Of the 6,880,583 shares, 5,909,333 were issued to VLK Capital Corp., already a large shareholder in the Company. VLK subsequently disposed of 783,333 shares to Greg Mardock, and officer and director of the Company and disposed of 2,646,000 to Edward Fearon and 500,000 to Raymond Craig. In the three months ended September 30, 2001, pursuant to Regulation S, we sold 7,333 shares at $.30 per share for proceeds of $2,200.

     In the three months ended September 30, 2001, we sold a total of 31,996 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $30,320. In the three months ended September 30, 2001, we sold a total of 6,676 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $2,200. $3,400 received where shares have not been issued. We utilized the services of finders in placing the Offerings. We did not utilize the services of brokers or underwriters. The Offerings was self-underwritten. The Offering expenses were approximately 15% of the gross Offering proceeds. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

     In August 2001 we commenced a convertible debenture offering. The placement agent was May Davis Group. May Davis Group received 200,000 pursuant to Regulation D as a fee. The May Davis Agreements are included in this filing as exhibits.

     The debentures and shares are being offered to persons who are "accredited investors," as defined under Rule 506 of Regulation D of the Securities Act of 1933 as amended (the "Act"). An additional thirty-five (35) non-accredited investors may participate in the Offering. Accredited investors must have a net worth or joint net worth with their spouse of $1,000,000.00 or more, or have individual income in excess of $200,000.00 (or $300,000.00 joint income with a spouse) in each of the two most recent years and who reasonably expects an income of $200,000.00 (or $300,000.00 joint income with a spouse) in the current year.

     With exception to the May Davis convertible debenture agreements, we are conducting the Offering as a self-underwriting. Shares in the Offering are available only through us. We are making the Offering on a best efforts basis. This means that we have not established any minimum amount of proceeds that must be generated in the Offering. Accordingly, investors who subscribe for Shares in the earlier stages of the Offering will assume a substantially greater risk than investors who subscribe for Shares later in the Offering.

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

     On June 27, 2001 a resolution was adopted by the Directors of Flexxtech Holdings, Inc. to focus on its circuit board roll-up, and in particular focus on the North Texas Circuit Board turnaround and divest itself from all other business and issues that do not synergistically fit with the circuit board operations and roll-up. On July 1, 2001 the following transactions occured. Flexxtech Holdings disposed of its interest in OpiTV.com to Mardock, Inc. for 50,000 shares of common stock of the Company and 40,000 shares held by a principal was retired. Mardock Inc. was disposed to Mardock.com for 200,000 shares of common stock of the Company. Pursuant to the Promissory Note from VLK Capital, the Company agreed to exchange the note for 450,000 shares of common stock of the Company. Flexx Capital Partners, Inc., a wholly owned subsidiary, was sold to a shareholder for $1.00. Flexx Capital had no revenue or income to date. 100,000 shares of Easyriders held in the name of Flexxtech Holdings, was exchanged for 25,000 shares of common stock of the Company with a shareholder of the Company.

Item 3.  Subsequent Events

         Not Applicable

Item 4.  Defaults Upon Senior Securities

         Not Applicable.


Item 5.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 6.  Other Information.

         Not Applicable.

Item 7.  Exhibits and Reports on Form 8-K.

   (a) Exhibits filed with this Report

   Exhibit No.       Description
   ------------      -----------

   10.1              Placement Agent Agreement - May Davis Group

   10.2              Securities Purchase Agreement, Form of Debenture

   10.3              Registration Rights Agreement - Convertible Debenture

   10.4              Escrow Agreement

   10.5              Equity Line of Credit - Dutchess Equity Fund

   10.6              Registration Rights Agreement - Equity Line of Credit -
                     Dutchess

   10.7              Registration Rights Agreement - Warrants Shares and
                     Restricted Shares

   (b) Reports on Form 8-K

      Not Applicable

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLEXXTECH CORPORATION
                                 (Registrant)

Date:  November 19, 2001              By:  /s/ Greg Mardock
                                           --------------------
                                               Greg Mardock
                                               President