Form 10QSB/A
period 2001-09-30
FLEXXTECH CORP
filed 2001-11-21
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                          FORM 10-QSB/A
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001
                 Commission file number 000-25499



                      Flexxtech Corporation
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    Nevada                                              88-0390360
------------------------------           -------------------------------
State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

5777 W. Century Boulevard, Suite 767,
Los Angeles, CA                                             90045
----------------------------------------                 ---------------
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
                           (Unaudited)

                              ASSETS
Current Asset:
    Cash and cash equivalents                                $    173,692
    Accounts receivable                                           739,041
    Inventory                                                     348,816
    Prepaid expenses                                              130,838
    Notes Receivable - related parties                             14,000
    Deposits & other current assets                                11,583
                                                             -------------
  Total Current Asset                                           1,417,970
                                                             -------------

Property & equipment, net                                       1,396,474

Goodwill on acquisition, net                                      420,188
                                                             -------------
TOTAL ASSETS                                                 $  3,234,632
                                                             =============


                LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                         $  1,357,185
    Accrued expenses                                              242,859
    Loans payable - Current                                     1,309,010
    Loans payable related parties                               1,323,261
                                                             -------------
  Total Current Liabilities                                     4,232,315

Long-term Liabilities:
    Convertible debt                                              220,000

STOCKHOLDERS' DEFICIT
    Common stock, authorized 100,000,000 shares
      at $.001 par value, issued and outstanding
     16,663,515 shares                                             16,664
    Additional Paid in Capital                                  7,281,309
    Shares to be issued                                            42,700
    Accumulated deficit                                        (7,982,856)
    Accumulated other comprehensive income:
      Unrealized loss on securities available for sale           (575,500)
                                                             -------------
  Total Stockholders' Deficit                                  (1,217,683)
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  3,234,632
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


                           FLEXXTECH CORPORATION
               FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                             COLOR STRATEGIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                                2001          2000        2001         2000
                                           ------------- ------------ ------------ -------------
Sales                                      $  1,201,870  $ 3,483,421  $ 5,088,292  $  3,591,917
Cost of sales                                 1,551,031    2,746,969    4,811,833     2,818,417
                                           ------------- ------------ ------------ -------------
     Gross profit/(loss)                       (349,161)     736,452      276,459       773,500

General and Administrative expenses           2,657,455    1,074,139    4,038,573     1,180,188
                                           ------------- ------------ ------------ -------------
     Loss from operations                    (3,006,616)    (337,687)  (3,762,114)     (406,688)

Other income (expenses)
    Realized loss on sale of marketable
     securities                                 (23,750)           -      (75,708)            -
    Other income (expense)                            -      (95,032)       8,078       (95,032)
    Interest income                                 612            -        1,473             -
    Interest expense                           (44,455)            -     (157,400)            -
                                           ------------- ------------ ------------ -------------
 Total other income (expenses)                  (67,593)     (95,032)    (223,557)      (95,032)
                                           ------------- ------------ ------------ -------------
Net loss before income tax and
  loss on discontinued segments
  and extraordinary item                     (3,074,209)    (432,719)  (3,985,671)     (501,720)

Provision of Income tax                             800            -        4,800           800
                                           ------------- ------------ ------------ -------------
Net Loss before loss on disposal of
  segments and extraordinary item            (3,075,009)    (432,719)  (3,990,471)     (502,520)

Disposal of segments net of income tax       (1,330,234)           -   (1,330,234)            -
                                           ------------- ------------ ------------ -------------

Net Loss before extraordinary item           (4,405,243)    (432,719)  (5,320,705)     (502,520)

Extraordinary item - Loss on
  settlement of a note receivable              (820,000)           -     (820,000)            -
                                           ------------- ------------ ------------ -------------

Net loss                                     (5,225,243)    (432,719)  (6,140,705)     (502,520)

Other comprehensive loss:
  Unrealized gain (loss) on investments
   available for sale                           (21,130)     300,500     (169,130)      146,500
                                           ------------- ------------ ------------ -------------
Comprehensive Loss                         $ (5,246,373) $  (132,219) $(6,309,835) $   (356,020)
                                           ============= ============ ============ =============

Basic loss per share                       $      (0.39) $     (0.09) $     (0.52) $      (0.16)
                                           ============= ============ ============ =============

Basic weighted average shares outstanding  * 13,320,116    5,067,451  * 11,872,125    3,223,000
                                           ============= ============ ============ =============

Diluted loss per share                     $      (0.39) $     (0.09) $     (0.51) $      (0.16)
                                           ============= ============ ============ =============

Diluted weighted average
 shares outstanding                        * 13,496,366    5,067,451  * 11,931,520     3,223,000
                                           ============= ============ ============ =============



* The basic and diluted net loss per share has been restated to retroactively effect a 2:1 forward stock  on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a 3:2 forward stock split at March 26, 2001.



The accompanying notes are an integral part of these consolidated financial statements.


                           FLEXXTECH CORPORATION
               FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                             COLOR STRATEGIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 & 2000
                                (Unaudited)



                                                                         2001         2000
                                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                           $  (6,140,705) $    (502,520)
Adjustments to reconcile net loss to cash used in
operating activities
   Depreciation and amortization                                         265,437         78,000
   Amortization of goodwill                                               71,989              -
   Issuance of stocks for consulting services & compensation           2,236,423              -
   Loss on sale of marketable securities                                  75,708              -
   Loss on settlement of note                                            820,000              -
   Disposal of segment                                                 1,330,234              -
   (Increase)/decrease in current assets
      Accounts receivable                                                445,173       (494,007)
      Insurance receivable                                               247,490              -
      Inventory                                                          103,726       (105,974)
      Prepaid expense                                                   (130,838)             -
      Deposits & other current assets                                     10,544            420
   Increase/(decrease) in current liabilities
      Accounts payable                                                   136,460       (474,189)
      Accrued expenses                                                   158,729        (17,887)
      Deferred Income Tax                                                 10,559         10,559
      Customers' deposit                                                   2,306          3,437
                                                                   -------------- --------------
      NET CASH USED IN OPERATING ACTIVITIES                             (356,765)    (1,502,161)
                                                                   -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of marketable securities                                       98,443              -
      Acquisition of property & equipment                                (78,278)      (144,691)
                                                                   -------------- --------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 20,165       (144,691)
                                                                   -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sales of common stock                                170,136        892,030
      Proceeds from shares to be issued                                   42,700              -
      Proceeds from issuance of convertible debt                         220,000              -
      Repayment of notes receivable                                       13,880              -
      Proceeds from borrowings                                           948,168        976,007
      Payments of loans                                               (1,404,457)             -
                                                                   -------------- --------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (9,573)     1,868,037
                                                                   -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (346,173)       221,185

CASH AND CASH EQUIVALENTS -BEGINNING                                     519,865          2,869
                                                                   -------------- --------------

CASH AND CASH EQUIVALENTS -ENDING                                  $     173,692  $     224,054
                                                                   ============== ==============




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

3.  Basis of Preparation:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 and 1999 was filed on May 14, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

During the quarter ended September 30, 2001, the Company issued 40,996 shares of common stock for cash amounting $37,420, 451,250 shares for services amounting $704,210 and 6,429,333 shares for consulting services to a related party for $1,286,000.

During the quarter ended September 30, 2001, the Company cancelled 1,550,000 shares of common stock it has in its treasury.

Convertible debt:

The company issued debentures amounting $220,000, carrying an interest rate of 6% per annum, due in August 2003. The holder is entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion.

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


                                     NTCB                    Mardock
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

Substantially, all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.

7.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $7,982,856 including net losses of $6,140,705 and $5,225,243 for the nine-month and three-month period ended September 30, 2001, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

8.  Contingency

In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements.

9.  Disposal of subsidiaries and investment

On July 1st, 2001, the Company sold two of its subsidiaries to its previous owners. Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. The Company recorded the shares it received at a value it considered fair for such number of shares. Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Through June 30, 2001, OpiTV.com has not generated any revenue. The disposal of subsidiaries resulted in net loss of $1,330,234.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 450,000 shares of the Company's common stock. The Company recorded the shares it received at a value it considered fair for such number of shares. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

10. Supplemental disclosure of cash flows and related party transaction

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

(1) During the year, the Company disposed of two subsidiaries in exchange of 310,000 shares of common stock of the Company, resulting in a loss of $1,330,234. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:

         Current assets                 $     148,718
         Non-current assets             $     101,074
         Current liabilities            $     296,933

(2) During the nine month period ended September 30, 2001, the Company issued 6,982,661 shares of common stock to the major shareholder of the Company for compensation, consulting, and other services amounting $2,236,423.

(3) The Company exchanged a note receivable from a related party for 450,000 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000.

(4) On July 1st, 2001 the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech resulting in a realized loss of $23,750.


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

     The discussion and financial statements contained herein are for the three months and nine months ended September 30, 2001 and September 30, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

     (a)  Results of Operations

     The Company has generated consolidated revenues of $1,201,870 for the quarter ended September 30, 2001 as compared to $3,483,421 for the quarter ended September 30, 2000. The Company had revenue of $5,088,292 and 3,591,917 for the nine month ended September 30, 2001 and 2000, respectively. All of the revenues in the current quarter are attributed from the Company's subsidiary, North Texas Circuit Board Company (NTCB). NTCB generated revenues of $4,814,000 and $3,240,320 for the nine month period ended September 30, 2001 and the period from May 2000 (date of acquisition) thru September 30, 2001, respectively.

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

On July 1st, 2001, the Company sold two of its subsidiaries to its previous owners. Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. The Company recorded the shares it received at a value it considered fair for such number of shares. Mardock, Inc. was established in 1986 and is a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com is an I-Commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device on a rental or acquisition basis. The STB is a convergence device, giving the consumer high-speed Internet access and enhanced communications as well as full computing capabilities in their home or office. Through June 30, 2001, OpiTV.com has not generated any revenue. The disposal of subsidiaries resulted in net loss of $1,330,234.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 450,000 shares of the Company's common stock. The Company recorded the shares it received at a value it considered fair for such number of shares. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

On July 1st, 2001 the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech resulting in a realized loss of $23,750

In the three months ending September 30, 2001 the Company raised a total of debt capital and convertible debt capital of $861,625 comprised of certain shareholders and non-shareholders loaning the Company $641,625 and convertible debt of $35,000 and $220,000. The notes of $641,625, are due on demand and bear interest of 10% per annum. The $35,000 is due in August 2004 and bears interest at 10% per annum. The $220,000 received is convertible debentures received from a $300,000 minimum and $500,000 maximum offering the Company commenced in August 2001. Subsequent to September 30, 2001 the Company has received a total of $330,000 from the convertible debenture offering. The $220,000 of debentures carries an interest rate of 6% per annum and is due in August 2003. The holder is entitled to, at any time or from time to time, convert the conversion amount in to shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. (The Placement Agent Agreement, Stock Purchase Agreement, Debenture Agreements and other offering agreements are attached to this filing as exhibits).

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

     Net loss.

     We had a net loss of $5,225,243 and $6,140,705for the three months and nine months ended September 30, 2001 as compared to a net loss of $432,719 and $502,520 for the three months and nine months ended September 30, 2000. The net loss was mostly due to $1,990,210 from the issuance of common stock for services, $1,330,234 from the disposal of segments (Mardock, Inc. and
Opitv.com), $820,000 from an Extraordinary Item   loss on settlement of a note
receivable, and an operating loss of $649,700 from NTCB.

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

      Comprehensive Loss.

      We had a Comprehensive Loss of $5,246,373 and $6,309,835 for the three months and nine months ended September 30, 2001 as compared to a Comprehensive Loss of $132,219 and $356,020 for the three months and nine months ended September 30, 2000. The Comprehensive Loss includes the unrealized loss on marketable investments available for sale of $21,130, the Extraordinary Item loss of $820,000, Disposal of segments loss of $1,330,234, and the net loss after taxes of $3,990,471.

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

     On September 15, 2000 the Company, through its wholly owned subsidiary Flexxtech Holdings, Inc., acquired 80% of OpiTv.com in exchange for 100,000 shares of newly issued common stock of the Company at $6.25 per share. On July 1, 2001we sold Opitv.com to Mardock.com, a shareholder of the Company, in exchange for 110,000 shares of the Company's common stock. The Opitv.com plan was not implemented due to the passing of Howard Frantom, the Chairman and CEO in December 2000 and due to the lack of capital required to implement the plan. 40,000 shares of common stock issued to John Alkire were retired to Flexxtech treasury upon his resignation.

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

     On June 27, 2001 a resolution was adopted by the Directors of Flexxtech Holdings, Inc. to focus on its circuit board roll-up, and in particular focus on the North Texas Circuit Board turnaround and divest itself from all other business and issues that do not synergistically fit with the circuit board operations and roll-up. On July 1, 2001 the following transactions occured. Flexxtech Holdings disposed of its interest in OpiTV.com to Mardock, Inc. for 110,000 shares of common stock of the Company (including return of 60,000 shares by an officer of OpiTV) and 40,000 shares held by a principal was retired. Mardock Inc. was disposed to Mardock.com for 200,000 shares of common stock of the Company. Pursuant to the Promissory Note from VLK Capital, the Company agreed to exchange the note for 450,000 shares of common stock of the Company. Flexx Capital Partners, Inc., a wholly owned subsidiary, was sold to a shareholder for $1.00. Flexx Capital had no revenue or income to date. 100,000 shares of Easyriders held in the name of Flexxtech Holdings, was exchanged for 25,000 shares of common stock of the Company with a shareholder of the Company.

Item 3.  Subsequent Events

         Not Applicable

Item 4.  Defaults Upon Senior Securities

         Not Applicable.


Item 5.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 6.  Other Information.

         Not Applicable.

Item 7.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits filed with this Report

     Each of the following exhibits was filed with the initial Form 10QSB for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 19, 2001.

       Exhibit no.  Description
       -----------  -----------

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

                                      FLEXXTECH CORPORATION
                                      (Registrant)

Date:  November 19, 2001           By:  /s/ Greg Mardock
                                       --------------------------
                                           Greg Mardock
                                           President