Form 10KSB
period 2001-12-31
FLEXXTECH CORP
filed 2002-04-16
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                       ----------------------------------
                                   FORM 10KSB
                       ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-25499

                         INFINITE TECHNOLOGY CORPORATION
                 ----------------------------------------------
                                  (Former Name)

                              FLEXXTECH CORPORATION
                 ----------------------------------------------
                                   (New Name)
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                        88-0390360
      ------------------------------                      ----------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)

         1501 W. Shady Grove Rd.
           Grand Prairie, Texas                                   75050
   ----------------------------------------                    ----------
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (972) 986-4425
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The revenue of Flexxtech Corporation for the fiscal year ended December 31, 2001, was $5,716,009.

         As of December 31, 2001, Flexxtech Corporation had a limited public trading market for its common stock. The aggregate market value of the common equity held by non-affiliates of Flexxtech Corporation on December 31, 2001, was $6,760,397. Directors, Officers, advisors and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares outstanding of Flexxtech Corporation's Common Stock as of December 31, 2001, was 17,869,853.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [x]


                                TABLE OF CONTENTS

Page
----

PART I
     Item 1   Business....................................................... 3
     Item 2   Description of Property........................................13
     Item 3   Legal Proceedings..............................................14
     Item 4   Submission of Matters to Vote of Security Holders..............14

PART II
     Item 5   Market For Common Equity and Related Stockholder Matters.......14
     Item 6   Management's Discussion and Analysis or Plan of Operation .....16
     Item 7   Financial Statements...........................................28
              Independent Auditors' Report..................................F-1
              Balance Sheets................................................F-2
              Statements of Operations......................................F-3
              Statement of Changes in Stockholders' Equity..................F-4
              Statements of Cash Flows......................................F-5
              Notes to Financial Statements.................................F-6
     Item 8   Changes and Disagreements with Accountants.....................29
     Item 9   Directors, Executive Officers, Promoters and Control Persons...29

PART III
     Item 10  Executive Compensation.........................................32
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management.....................................................33
     Item 12  Certain Relationships and Related Transactions.................34
     Item 13  Exhibits and Reports on 8-K....................................34

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

         At the time we were named Color Strategies, our business purpose was creating and presenting self-improvement and motivational seminars, which utilized the concept of image and style enhancements. At the time that we changed our name to Infinite Technology Corporation, and then to Flexxtech Corporation, we also changed our business focus. Our focus was based on, and engaged in the business of developing, operating and investing in technology growth companies, through our wholly-owned subsidiary, Flexxtech Holdings. In June 2001, we decided to concentrate our efforts on our wholly-owned subsidiary North Texas Circuit Board, Co. ("NTCB") and divest from other investments that we were engaged in, that in our view, were not performing due to needed resources that were not available, including financial resources. In July 2001, we sold both Mardock, Inc. and OpiTV.com to focus our resources on NTCB and other contract manufacturing and government related businesses involved in Military, Aerospace, and Security. Our objective is to build long-term capital appreciation for our shareholders.

OUTLINED BELOW ARE THE EVENTS THAT HAVE SHAPED OUR COMPANY FROM 2000 TO 2001. (DETAILS OF THE EVENTS ARE PROVIDED THROUGHOUT THIS 10KSB.)
-----------------------------------------------------------------------------

MAY 16, 2000 -    INFINITE TECHNOLOGY CORPORATION CHANGES NAME TO FLEXXTECH
                  CORPORATION TO REFLECT NEW BUSINESS STRATEGY (NEW TRADING
                  SYMBOL: OTC-FLXT)
                  We changed our name from Infinite Technology Corporation to Flexxtech Corporation and changed its symbol to FLXT on the OTC Pink Sheets.

MAY 22, 2000 -    FLEXXTECH CORPORATION ANNOUNCES ACQUISITION OF MARDOCK, INC.
                  THROUGH SUBSIDIARY
                  We acquired Mardock Inc. through our wholly owned subsidiary, Flexxtech Holdings, Inc. Mardock Inc. is a designer, manufacturer and distributor of apparel and promotional products to the corporate community. Our plan was to develop the leading web site for corporate promotional products. Due to financing constraints our plan was postponed. Mardock was later sold in July 2001.

JUNE 8, 2000 -    FLEXXTECH CORPORATION ANNOUNCES NEW BOARD OF DIRECTORS
                  The board of directors consists of Brian G. Kulhanjian, Howard
                  Frantom, Khanh Tran, David Pimentel, and Greg Mardock.

JULY 18, 2000 -   FLEXXTECH CORPORATION ACQUIRES ADDITIONAL 125,000
                  SHARES OF ACCESSPOINT CORPORATION
                  We acquired an additional 125,000 shares of the common stock of Accesspoint Corporation to bring our ownership to 225,000 shares. The Accesspoint shares were sold on December 15, 2000.

AUGUST 2, 2000 -  FLEXXTECH CORPORATION INKS LETTER OF INTENT TO ACQUIRE NORTH
                  TEXAS CIRCUIT BOARD COMPANY, INC.
                  Through Flexxtech Holdings, Inc. we executed a Letter of Intent to acquire 60% of the common stock of Primavera Corporation, the parent company of North Texas Circuit Board Co. (NTCB). NTCB manufactures high quality, quick turn printed circuit boards.

AUGUST 17, 2000 - FLEXXTECH CORPORATION COMPLETES ACQUISITION OF
                  NORTH TEXAS CIRCUIT BOARD COMPANY, INC.
                  We acquired 67% of Primavera Corporation in a stock and cash transaction.

SEPTEMBER 5, 2000 - BOB EUBANKS, TELEVISION PERSONALITY, BECOMES SPOKESPERSON
                    FOR FLEXXTECH CORPORATION
                  Bob Eubanks and his partner, Larry Donizetti of Luminary Ventures, both shareholders of Flexxtech have joined the company's Board of Advisors. Utilizing Mr. Eubank's celebrity status, the company is planning an aggressive marketing campaign that will bring awareness to Flexxtech. Our relationship with Bob Eubanks, Larry Donizetti and Luminary Ventures was terminated in March 2001. A lawsuit was filed and a settlement was reached on April 4, 2002.

SEPTEMBER 8, 2000 - FLEXXTECH CORPORATION ANNOUNCES APPOINTMENT OF
                    NEW OFFICERS AND DIRECTORS
                  Howard Frantom was appointed Chairman and CEO, Greg Mardock was appointed President, Chris Beshlian was appointed Secretary and Directory. Brian Kulhanjian resigned as President to pursue other business avenues. Howard Frantom passed away in December 2000 and Greg Mardock was appointed Chairman and CEO.

SEPTEMBER 8, 2000 - FLEXXTECH CORP. ENTERS INTO LETTER OF INTENT TO
                    ACQUIRE B2B ONLINE AUCTION HOUSE UBID4IT Through Flexxtech
                  Holdings, Inc. we entered into a Letter of Intent to acquire 100% of Ubid4it.com and its parent company IBA Group, Inc. Ubid4it.com is a business-to-business online wholesale auction site used by computer and electronic dealers. After conducting our due diligence, we concluded that it was not in the best interest of the Company to make the acquisition.

SEPTEMBER 15, 2000 - FLEXXTECH ACQUIRES SET-TOP BOX COMPANY, OPITV.COM
                  Through Flexxtech Holdings, Inc., we acquired an 80% stake in OpiTV.com. The acquisition consisted of a share exchange in common stock between the two companies. OpiTV.com is an I-commerce technology company that is engaged in the business of marketing and distributing a Set-Top-Box (STB) device. In July 2001, we sold OpiTV.com. With the change in the economy, lack of financing to pursue the business plan, and limited management resources, we sold the company to focus our resources on North Texas Circuit Board Co.

NOVEMBER 2, 2000 - FLEXXTECH INCREASES STAKE IN NORTH TEXAS CIRCUIT BOARD CO. TO
                   80%
                  We acquired an additional 13% of Primavera Corporation, the parent company of NTCB. This increase in equity brings Flexxtech's ownership from 67% to 80%.

DECEMBER 5, 2000 - FLEXXTECH SUBSIDIARY FORMS FLEXX CAPITAL PARTNERS, INC.
                  Flexxtech Holdings, Inc. formed a corporate finance and advisory firm that will provide investment and merchant banking services for emerging technology based companies. Flexx Capital was sold in July 2001. The company has no operations and was sold so that management can focus its resources on North Texas Circuit Board Co.

MARCH 7, 2001 -   FLEXXTECH SIGNS LETTER OF INTENT TO ACQUIRE
                  ELECTRONIC DRILLING CONTROL, INC.
                  We entered into a letter of Intent to acquire ninety percent of Electronic Drilling Control, Inc. After conducting our due diligence, we concluded that it was not in our best interest to close the transaction.

MARCH 14, 2001 -  FLEXXTECH ANNOUNCES 3 FOR 2 STOCK SPLIT AND STOCK REPURCHASE
                  PROGRAM
                  We conducted a 3 for 2 forward stock split. The effective date was March 26, 2001. We also authorized a stock repurchase program, where the company, from time-to-time, may purchase up to 500,000 of its common stock. We did not purchase any of our stock back in the open market.

MARCH 25, 2001 -  FLEXXTECH GETS NEW TRADING SYMBOL - "FLXC" IN RESPONSE TO 3
                  FOR 2 STOCK SPLIT.
                  We were issued a new stock symbol from NASDAQ. The Company's common stock will begin trading under the new symbol on March 27, 2001. Shareholders of record on March 26, 2001 will receive 3 shares of common stock for every 2 that they own.

JUNE 12, 2001 -   FLEXXTECH BEGINS TRADING ON THE OTC BULLETIN BOARD. TRADING
                  SYMBOL: "FLXC"
                  Our common stock began trading on the Over-the-Counter
                  Bulletin Board (OTCBB) under the symbol "FLXC".

JULY 1, 2001 -    The Company sold two of its subsidiaries to its previous
                  owners; Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. We decided to concentrate our efforts on our wholly-owned subsidiary North Texas Circuit Board, Co.
                  ("NTCB") and divest from other investments that we were engaged in, that in our view, were not performing due to needed resources that were not available. Our primary business since July 2001 has been to focus our resources on NTCB and other contract manufacturing and government related businesses.

JULY 2, 2001 -    FLEXXTECH ACQUIRES REMAINING 20% OF NORTH TEXAS CIRCUIT BOARD
                  CO. RESULTING IN 100% OWNERSHIP AS COMPANY TURNAROUND NEARS
                  COMPLETION
                  We acquired the remaining twenty percent (20%) of North Texas
                  Circuit Board Company (NTCB) through our wholly owned subsidiary, Flexxtech Holdings, Inc.

AUGUST 24, 2001 - FLEXXTECH RECEIVES FIRST ROUND FINANCING AND $10
                  MILLION COMMITMENT FROM DUTCHESS PRIVATE EQUITY FUND
                  We received first round financing from placement Agent May Davis Group, Inc. Through May Davis Group and Dutchess Private Equity Fund, LP, we received $720,000 before fees and expenses of the offering, on a 6% convertible debenture. $240,000 was used for the acquisition of equipment for our subsidiary NTCB. We also executed a $10 million equity line with Dutchess Private Equity Fund. The equity line drawn down is contingent on an effective registration statement. We recently withdrew our registration statement registering shares for the equity line. We have not drawn against the equity line.

DECEMBER 6, 2001 -FLEXXTECH CORPORATION TO ACQUIRE TS GROUP, LLC
                  We executed a letter of Intent to acquire up to 100% of T.S. Group, LLC - the parent company of Technical Solutions Group, Inc. ("TSG"). TSG manufactures a line of mine protected specialty vehicles for the military and law enforcement markets. We are currently working on closing this transaction as soon as possible. Our closing of the transaction remains contingent on finishing our due diligence and financing requirements. Should we be unable to raise the necessary funds for closing, the acquisition will not be completed.

BUSINESS
--------

     Our primary business, since July 1, 2001 has been focused on developing, operating, and investing in our wholly-owned subsidiary NTCB, along with investigating in other investments in contract manufacturing and government related businesses.

OUR PRINCIPAL ACQUISITION AND INVESTMENT STRATEGY
-------------------------------------------------

          Our prior investment strategy was based on seeking long-term capital appreciation by investing, through our subsidiary, Flexxtech Holdings, Inc. The primary focus in technology included the internal development and investment in the following categories:

         o        Data Storage
         o        Internet Infrastructure
         o        Wireless Technologies
         o        Computer Software
         o        Computer Networking
         o        Financial Services
         o        Telecommunications
         o        Networks/Equipment and Services
         o        Semiconductor
         o        Circuit Board Manufacturing
         o        Equipment and Electronic Manufacturers and Services

         Our principal acquisition and investment strategy has changed considerably due to our own research and economic and political events throughout the year of 2001. Because of limited capital, we have focused our resources, since July 2001, on our wholly-owned subsidiary NTCB. We are working on returning NTCB to profitability. We believe that our strategy also promotes opportunities for investment in undervalued situations and synergistic business relationships among the companies in which we seek investments.

         Our acquisition or investment candidates are characterized by being both profitable, and potentially profitable businesses. Companies with explosive growth potential, but limited by a lack of capital and industry contacts, including turnarounds, will greatly benefit from a carefully-timed acquisition by Flexxtech Holdings, Inc. We concentrate on companies that our own research suggests have potential for gaining the dominant role in their markets and for producing extraordinary price appreciation over time.

         There is no limit on the market capitalization of the companies that our subsidiary, Flexxtech Holdings, Inc., may acquire or invest in, or in the length of operating history for the companies. Our subsidiary may invest without limit in private as well as public companies, initial public offerings, private placements, bridge financing, debt securities, foreign securities and purchase and sell options. Our subsidiary may also margin up to 100% of its marginable securities.

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

         In addition to the circuit board plan, we intend to seek, through our subsidiary, Flexxtech Holdings, Inc., additional industries where efficiencies through consolidation will greatly benefit the Company. The thrust will be to:

o        Acquire "islands of excellence" in attractive, complementary markets.
o Efficiently acquire and integrate new companies while preserving their entrepreneurial spirit.
o        Use greater purchasing power to obtain improved vendor pricing.
o        Keep and integrate only those superior managers.

MERGER & ACQUISITION TENETS
---------------------------

o Build on our organizational skills in performing acquisitions; develop systems for managing the process from lead evaluation, negotiation, contracting, and post-closing integration.
o Pay reasonable multiples with extra incentives to ensure seller commitment.
o Exercise complete due diligence to ensure smooth integration of personnel and operations.
o Achieve rapid returns on investment by implementing the best practices in the acquired operation.
o        Reduce overhead by vacating unneeded premises.
o Centralize any duplicated support functions into the headquarters location.

SPECIFIC INVESTMENT STRATEGY AND RISKS
--------------------------------------

         Our investment strategy and risks has changed considerably in 2001. Although we leave our options open to invest, when capital becomes available, in a variety of investments, our objective has changed to focus on government contract manufacturing and in defense and military companies. Our plan also allows us to invest in a variety of investments when our liquid assets were not in use. These types of investments were not made in 2001, because we did not have the liquid assets available. In the future, and in better economic periods, we may invest with liquid assets in the following, although any investments in these areas would represent less than five percent of the total assets of the
Company:

-        Equity Securities
-        Foreign Companies and Securities
-        Mutual Funds and Hedge Funds
-        Options
-        Short-Term Trading
-        Illiquid Investments
-        Security Lending
-        Borrowing and Reverse Repurchase Agreements

We are not an investment company.

WHAT TYPE OF COMPANIES DO WE STRIVE FOR?
----------------------------------------

         Large Potential Market. The market for the product or service must be very large or have good prospects of becoming a very large market. The potential to increase sales globally with additional products and services is enormous.

         "First Mover" Advantage. Perhaps as in no other industry, being first to deploy an advanced technology in a product or service often provides a distinct advantage.

         High Barriers to Entry. Combining an early head start with superior technology produces barriers to entry that protect the "first movers" lead over other potential challengers. The desires of users and developers to adopt a standard are unique. The adoption process only further fortifies the leader and increases barriers to entry.

         Technology Edge. Superior technology is often the springboard of success for a young company. The better the technological prowess of the firm the more likely they are to build solutions that customers will embrace.

         Seasoned Management Team. A history of accomplishment in the defense, military, and government contracting field is one of our basic requirements when it evaluates a company's management. Technical expertise, broad knowledge, a sense of urgency and clear vision are a must if a team is going to succeed. Extensive experience and deep industry contacts have enabled us to recognize first-hand some of what we feel are among the most successful management teams today.

MAJOR HOLDINGS IN OUR PORTFOLIO OF COMPANIES
--------------------------------------------

         At December 31, 2001, the only major holding for Flexxtech was Primavera Corporation, the parent company of North Texas Circuit Board. Mardock, Inc. and OpiTV.com were sold in July 2001. OpiTV had no sales to date and Mardock, Inc. had no growth prospects with the changing economy.

         Listed below are the major holdings in the portfolio of our subsidiary, Flexxtech Holdings, Inc. Various smaller investments are not listed because they represent in total less than five percent (5%) of the total assets and management may change them from time to time.

MARDOCK, INC.
-------------

         Mardock, Inc. is a designer, manufacturer and distributor of apparel and promotional products to the corporate community. Mardock was in the process of developing an e-commerce site for corporate promotional products and planed to create the premier corporate promotional products site on the Internet.

         Prior to July 1, 2001 our subsidiary, Flexxtech Holdings, Inc., owned 100% of Mardock, Inc. Mardock, Inc. was sold back to its original owner in exchange for 200,000 shares of common stock. We believed that Mardock, Inc. had no growth prospects with the changing economy.

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

         Prior to July 1, 2001, our subsidiary, Flexxtech Holdings, Inc., owned 82% of OpiTV.com. OpiTV.com was sold in exchange for 110,000 shares of common stock of Flexxtech Corporation. OpiTV.com had no sales to date.

PRIMAVERA CORPORATION
---------------------

         Primavera Corporation is the parent company of North Texas Circuit Board Co., Inc. ("NTCB") (www.ntcb.com).

         OBJECTIVES

         NTCB's primary corporate objectives are:
         o To be the leading provider of quick-turn, high-quality printed circuit boards in the top-tier defense, aerospace, and high-tech commercial electronics industries.
         o To increase its customer base by further expanding its manufacturing capacity, improving its technology and process management systems.
         o And lastly, one of the most important objectives is to keep a knowledgeable management team at all times.

         MISSION

         NTCB is committed to the continuous improvement of all products and services and is determined to remain the quality leader in the manufacture of printed circuit boards. Commitment to the goals of continuous quality improvement, customer-driven service, product quality, statistical process control, and employee involvement is of the utmost priority. NTCB will provide customers with the highest quality products and services in the most timely manner on or before customer due date. Open communication with customers is established in order to form a supplier-customer "team" relationship, which will allow customers' needs and requirements to be met or exceeded. A system of continuous process improvements is in place to facilitate meeting these needs. NTCB provides a system of employee involvement, motivation, training, empowerment, and team building to allow employee contribution in problem solving.

         COMPANY SUMMARY

         Located in the heart of the technology rich Dallas/Fort Worth metroplex area, NTCB specializes in quick-turn and high-tech production of sophisticated printed circuit boards. Decades of experience providing product to high tech commercial, defense and aerospace industries has created a company with outstanding engineering capabilities and state-of-the-art equipment.

         Key strengths:
         o        ISO 9002, UL 94V0, and Military MIL-PRF-55110 certified.
         o        Currently performing at 35% of production capacity.

         o Highly trained staff of 85 with an average employee tenure with the company of 8 years.
         o Provides circuit boards to companies in industries such as medical, computer electronics, telecommunications, defense, aerospace, and many more.
         o Has received many Outstanding Performance Awards, including Lockheed Martin, Rockwell International, Boeing, and Raytheon within the last year.

         COMPANY OWNERSHIP

         North Texas Circuit Board, Inc. is a wholly owned subsidiary of Primavera Corporation. Primavera is wholly owned subsidiary of Flexxtech Holdings, Inc., and Flexxtech Holdings is a wholly owned subsidiary of the Company. Flexxtech Corporation's investment objective is to build significant shareholder value by acquiring, developing, operating, and investing primarily in growth technology companies within the military, aerospace and government sectors. All employees earned shares of stock in Flexxtech in December 2000 to promote a sense of ownership and pride in the company.

         COMPANY HISTORY

         NTCB was founded in 1978 and is currently based out of Grand Prairie, Texas. NTCB has supported the defense and aerospace industry for over 20 years. NTCB historically manufactured 65% military and government product and due to recent events this has risen to over 90%. The Company supports leading edge military, aerospace and commercial markets supplying quick-turn prototypes through high-tech production.

         In late 1999, NTCB started to struggle financially due to a family change of control of the company. This change, combined with a sluggish market, resulted in the company operating in the red for the first time in its history. This trend continued into 2000 and it was realized that, in order to keep the company viable, dramatic changes would be necessary. In May of 2000, Primavera acquired control of North Texas Circuit Board. In August of 2000, Flexxtech acquired control of Primavera. This move brought much needed funding to NTCB. Flexxtech has invested approximately $2.5 million into working capital and NTCB has generated income of $700,000. These funds have advanced state of the art equipment and allowed for process and equipment updates facilitating the increased yields and on time performance. In addition, management changes began with Linette Malloy being promoted to Vice President/General Manager. Over the next 6 months all top management were replaced bringing new philosophies and management concepts to NTCB. Current management runs as a close-knit team bringing dramatic change in both financial and manufacturing systems. This has resulted in some amazing achievements from May 2000 through December 2001:

         o The bank debt of over $1.7 million is down to $345,000, an 80% decrease.
         o The payables of $2.4 million are down to $1 million, a 59% decrease.
         o The break even went from $1 million per month to less than $520,000, a 48% reduction.
         o On the manufacturing side, on time delivery went from 29% on time to current levels of 96%.
         o        Internal part yields went from 77% to as high as 94%.

         These striking changes are due to the concerted management team efforts and methodical, results oriented systems implemented over the last 18 months. Although great strides have been made, the turnaround for NTCB is not complete and the company remains in need of much needed capital to fund its growth.

         PRODUCTS

         Printed circuit boards are manufactured from large sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. Original equipment manufacturers (OEM) and electronic manufacturing services
(EMS) providers are primary purchasers of printed circuit boards.

         Capabilities:
         o        24 hour turn on prototype orders
         o        40+ layers
         o        >10,000 holes in a 5x5 inch board
         o .006 minimum drilled holes with .020 spacing at .002 true position.
         o Materials include GF, GH, GI, GM, BI, CE, Teflon, Duroid, CIC, and GETEK
         o        Heavy copper up to 6 oz.
         o        Metal cores, copper and aluminum

         o        Heatframe boards
         o        Surface mounts down to .010 pitch
         o        Blind and Buried vias
         o        18:1 aspect ratio holes
         o        Deep well electrolytic and immersion gold
         o        Z axis milling
         o        Controlled impedance to +/- 5%

         MARKET ANALYSIS SUMMARY

         The market for our products is distinguished by rapidly evolving technology. Recently, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size. We are confident that our technological capabilities will allow us to address the growing needs of manufacturers who need to bring complicated electronic products to market sooner.

         Our printed circuit boards serve as the foundation of products such as defense communications, weapons systems, satellite communications and hardened computer systems, among other applications. Manufacturers of complex electronic products in other high-growth markets, such as optical networking, digital subscriber lines, wireless applications and storage area networks are also under pressure to bring their products to market sooner. These markets are growing as a result of technological change, demand for a wider variety of product applications, and increasingly powerful electronic components. In addition, the trend of our national defense is to rely more on electronic systems and an increasing presence in space based systems opens up opportunities for high growth applications.

         We believe that the time-critical and highly complex nature of these new and emerging markets will further increase the demand for rapid production of complex printed circuit boards.

         TARGET MARKET SEGMENT STRATEGY

         The military industry is projecting heightened activity due to the September 11th events and efforts to fight global terrorism. This opens up a large market for new designs in weapons platforms and replenishment of depleted arms during the Gulf War and building inventories for current and future usage. With the military's commitment to its large buildup over the next 5 years, there is a tremendous growth potential that NTCB is poised to take advantage of. In spite of the predicted growth, NTCB is only projecting strong growth over the next 2 years. A gradual tapering off of market share will occur after that period due to our competitors recognizing the need for an adjustment in business strategies that NTCB has already adopted.

         In addition, NTCB has discovered areas in the commercial market that our competitors are not supporting, resulting in an opportunity for a lucrative profit potential supplying immersion gold quick-turn prototype product. Based on our business plan and a $2.5 million infusion of capital that we are seeking, NTCB expects close to 100% growth per year over the previous year for the next 2 years. This should result in profits of over $2.7 million based on revenues of $12 million in fiscal year 2002 and profits of over $6.7 million based on revenues of $20 million in fiscal year 2003. However, should we not be able to secure our desired financing, NTCB will not achieve its projections and its risks as a going concern is greatly jeopardized.

         INDUSTRY ANALYSIS

         The printed circuit board industry has undergone a great deal of change in the last 12 months. The economic slowdown in the US commercial electronics industry has caused many circuit board manufacturers to lay off personnel and in several cases shut down facilities or whole businesses. NTCB has not had a staff reduction and has actually shown steady improvement over this time period in operating costs, debt reduction and manufacturing performance. This is due to a business strategy that is based on targeting the military, defense and space industries which are not subject to the fluctuations of the commercial industries. In addition, NTCB has targeted the high tech, quick turn, prototype and short run production market which has a much higher return then that of commercial production markets. Recent changes in surface finish requirements have opened up a largely unsupported market in the immersion soft gold process. NTCB is currently in the process of implementing this process and already has product commitments from key customers.

         SALES AND MARKETING

         NTCB's focus on a targeted segment of the printed circuit board industry has resulted in a market focus that few other facilities have targeted. There are about 5 key printed circuit board fabricators in the country who target segments of the industry. We feel that none of these can offer the complete package of quick turn high tech prototype, certifications, engineering support and process capabilities that NTCB brings to the table. Additionally, with the completed funding, NTCB will be stronger financially than any of our competitors which will allow a position of strength when dealing with both customers and suppliers.

         NTCB is a make to order facility. Customers submit request for quotes for their custom product and NTCB returns a quote or bid. Our target market is focused on short lead times to as low as 24 hours which requires commitment to meeting tight delivery schedules. The product we manufacture is typically installed in high reliability, mission critical applications so quality and reliability are paramount. With a 24 hour operation and a well trained, stable work force, NTCB is continuously exceeds these stringent industry requirements.

         MARKETING STRATEGY

         For the next year, we continue to focus marketing efforts on a growing presence in the high-end, quick turn military market to find our specialty customer. Our work with sales reps has been promising in the past. We hope to create new relationships with additional sales reps selling directly to larger corporations.

         SALES STRATEGY

         Our strategy focuses first on maintaining the identity with the high-end buyer who appreciates the best available quality, but is also very demanding regarding delivery and technology. We've been able to find these customers using a combination of customer referrals and direct sales to customers.

         MANAGEMENT SUMMARY

         NTCB has a very strong management team with an average of greater than 18 years of experience in the printed circuit board manufacturing industry. We believe this brings an unprecedented depth of knowledge to the table across manufacturing, engineering and sales. The team works as a close-knit unit with common goals and objectives, which continuously breeds success on all endeavors undertaken.

         PERSONNEL PLAN

         Based on available financing, NTCB will add about 40 people over the next 12 months to achieve the sales forcasted. By staffing a weekend shift this will allow 24 hour a day, 7 days a week manufacturing to fully utilize NTCB's capacity. Additional personnel will be added over the following 18 months as required by workloads.

THE MARKET
----------

COMPARABLE COMPANIES AND COMPETITION
------------------------------------

         The printed circuit board industry is characterized by strong competition. NTCB competes favorably on the following competitive factors:

         o        Ability to offer quick-turn capabilities
         o        Ability to offer one-stop manufacturing capabilities
         o Capability and flexibility to produce customized complex products
         o        Consistently high-quality product
         o Greater financial and manufacturing resources that can be devoted to the development, production and sale of our products
         o        More established and broader sales and marketing channels
         o        Outstanding customer service

         We believe our continuous evaluation and early adoption of new or revised manufacturing and production technologies also gives us a competitive advantage. These advanced manufacturing and production technologies are increasingly replacing and making obsolete older technologies that do not provide the same benefits. Our success will depend in large part on whether we are able to maintain and enhance our manufacturing capabilities as new manufacturing and production technologies gain market share. NTCB's competitors may temporarily enjoy advantages such as:

         o        Greater name recognition
         o Manufacturing facilities that are located in countries with lower production costs
         o More manufacturing facilities worldwide, some of which are closer in proximity to our customers.

         The most notable national competitors in this niche of the industry are:

         o        Multek - Irvine, CA
         o        Dynamic Details - Anaheim, CA
         o        Tyco Printed Circuit Group - Stafford Springs, CT
         o        Hadco Corpo - Salem, NH

         Regional competition consists of over 9 printed circuit board manufacturers of various characteristics. They range from $1 million to $80 million. They include:

         o        W-Tek, Inc.
         o        JM Circuits
         o        Multilayer Technology
         o        Multiplate Circuits
         o        Lone Star Circuits
         o        Network Circuits, Inco
         o        Electroplate
         o        DDIC
         o        Eagle Circuits

PRINTED CIRCUIT BOARD MARKET
----------------------------

         The market for our products is distinguished by rapidly evolving technology. Recently, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size. We are confident that our technological capabilities will allow us to address the growing needs of manufacturers who need to bring complicated electronic products to market sooner.

         Our printed circuit boards serve as the foundation of products such as defense communications, weapons systems, satellite communications and hardened computer systems, among other applications. Manufacturers of complex electronic products in other high-growth markets, such as optical networking, digital subscriber lines, wireless applications and storage area networks are also under pressure to bring their products to market sooner. These markets are growing as a result of technological change, demand for a wider variety of product applications, and increasingly powerful electronic components. In addition, the trend of our national defense is to rely more on electronic systems and an increasing presence in space based systems opens up opportunities for high growth applications. We believe that the time-critical and highly complex nature of these new and emerging markets will further increase the demand for rapid production of complex printed circuit boards.

         We perceive numerous trends for the printed circuit board manufacturing industry. These include:

         INCREASING COMPLEXITY OF ELECTRONIC PRODUCTS

         Technological advancements in printed circuit boards are driven by the increasing complexity of electronic products. OEMs are constantly designing more complex and higher performance electronic products, which require printed circuit boards that can accommodate higher speeds and component densities.

         DECREASED RELIANCE OF OEMS ON MULTIPLE PRINTED CIRCUIT BOARD MANUFACTURERS

         OEMs have traditionally relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transaction costs of using numerous printed circuit board manufacturers are unnecessary especially when there are companies like NTCB who presents an opportunity for one-stop manufacturing capabilities. OEMs, like any other company, will try to produce at or closest to its profit maximization point while taking into consideration long term factors such as economies of scope.

         SHORTER ELECTRONIC PRODUCT LIFE CYCLES

         Technological advancement is also a huge factor in shortening the life cycles of complex electronic products and reducing the period during which products are profitable. Simple logic, a shorter period for making products profitable means a demand for a shorter production period. NTCB's capability of providing compressed product life cycles brings a practical and cost effective solution to the situation.

         CONSOLIDATION OF INDEPENDENT PRINTED CIRCUIT BOARD MANUFACTURERS

         In the past, a consolidation of independent printed circuit board manufacturers was considered a weakness, as they were few in number. However, this trend is no longer an exception, but a normal practice, the weakness has now turned into strength. More companies are seeking the advantages of consolidation. With shorter life cycles and increasing complexities of electronic products, more independent printed circuit board manufacturers are searching for assistance as they realize that they are becoming less competitive in the industry.

         What separates NTCB from the others is that whereas several of these printed circuit board manufacturers have recently merged with or been acquired by EMS providers who are less willing to make purchases of printed circuit boards from their vertically integrated competitors, NTCB's relationship with Flexxtech Corporation vastly increases NTCB's capabilities and customer base. The consolidation began what is to be a series of strategic acquisitions that would compliment the production capabilities and diversify our customer base and end-markets. Technological advancements in printed circuit boards are driven by the increasing complexity of electronic products. OEMs are constantly designing more complex and higher performance electronic products, which require printed circuit boards that can accommodate higher speeds and component densities.

RESEARCH AND DEVELOPMENT ACTIVITIES IN THE PAST TWO YEARS
---------------------------------------------------------

         Flexxtech Corporation has been in business only since March of 1998 and we have only conducted material business since April 2000. We have spent no money on research and development.

TOTAL NUMBER OF EMPLOYEES
-------------------------

         We have 3 employees as of this date including Greg Mardock who is also our President, Treasurer and a Director. At the subsidiary level of NTCB, we have approximately 85 employees. We have no plans to hire any additional employees during the next twelve months unless we receive additional financing for NTCB to pursue our business plan.


ITEM 2.  DESCRIPTION OF PROPERTY

         In January 2002, we moved our headquarters to our subsidiary facility
(NTCB) at 1501 W. Shady Grove Rd., Grand Prairie, Texas 75050. We lease an office space at 5777 W. Century Blvd., Suite 767, Los Angeles, CA 90045. Our subsidiary, Flexxtech Holdings, Inc., also shares the same space. Our monthly rent is approximately $845. Mardock, Inc., leased approximately 5,000 square feet of office space in McMinnville, Oregon. The monthly rent of Mardock, Inc. was $2,600 through June 2001. We have no further obligation for rent on Mardock, Inc.. North Texas Circuit Board Co. leases approximately 25,000 square feet of office and factory space in Grand Prairie, Texas. We pay $10,000 per month for the NTCB facility. The rent is scheduled to increase in May 2002 to $12,500 per month. Prior to July 1, 2001, OpiTV.com conducted its operations at the Los Angeles office. Neither we, nor our majority owned subsidiaries own any real property.

ITEM 3.  LEGAL PROCEEDINGS

         On April 26, 2001 a suit filed in Los Angeles Superior Court was brought against the Company and certain officers and directors by Robert Eubanks, Larry Donizette and Luminary Ventures, Inc. The complaint was for breach of contract among other actions. Management rigorously defended itself, and believed that a settlement would be reached. Management felt that the action against the Company was not material to the business of the Company. On April 4th, 2002, a settlement was reached.

         The Company does not have, nor is involved in any litigation as of present. NTCB, from time to time is involved in customary litigation, all of which has been immaterial to date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

         We do not have a substantial public trading market for our Common Stock. Our Common Stock is quoted on the Over-The-Counter Bulletin Board (OTCBB). There is no assurance that a substantial trading market for our common stock will ever develop. There are no outstanding options, warrants to purchase, or securities convertible into our common equity. On June 12, 2001, we began trading on the OTCBB.

         On October 7, 1998 we submitted a Form 211 to the NASD Regulation pursuant to Rule 15c2-11. The Form 211 was accepted by the NASD Regulation on May 26, 1999. On March 5, 1999, we filed a Form 10-SB12G for the registration of our outstanding common stock. We filed a Form 10-SB12/A on May 14, 1999.

         Our Common Stock was approved for quotation on the OTC Bulletin Board under the symbol "FLXC" on June 12, 2001. Prior to quotation on the OTCBB , we traded on the Pink Sheets OTC Electronic Quotation Service. Our common stock was not quoted, listed or traded on any organized market system. The holders of our Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

         The table below sets forth the high and low bid prices for our Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                  Common Stock Bid
                  ----------- ------------  --------- ---------
                                              High       Low
                  ----------- ------------  --------- ---------
                  Fiscal 2000:
                  ----------- ------------  --------- ---------
                              1st Quarter       $0         $0
                  ----------- ------------  --------- ---------
                              2nd Quarter    $3.67      $3.67
                  ----------- ------------  --------- ---------
                              3rd Quarter    $4.83      $3.33
                  ----------- ------------  --------- ---------
                              4th Quarter    $7.33      $3.67
                  ----------- ------------  --------- ---------

                  Fiscal 2001:
                  ----------- ------------  --------- ---------
                              1st Quarter    $8.00      $6.00
                  ----------- ------------  --------- ---------
                              2nd Quarter    $8.00      $2.00
                  ----------- ------------  --------- ---------
                              3rd Quarter    $4.50      $0.80
                  ----------- ------------  --------- ---------
                              4th Quarter    $1.25      $0.66
                  ----------- ------------  --------- ---------

HOLDERS
-------

         As of December 31, 2001 we estimate that we had approximately 932 shareholders directly of record and in street name.

         Our stock has had a market price of less than $5.00 per share in recent times. The SEC has adopted regulations, which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. Accordingly, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.

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

SALES OF UNREGISTERED SECURITIES
--------------------------------

         We have conducted various offerings of our common stock pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended, over the 12 months ended December 31, 2001. In the 12 months ended December 31, 2001 and pursuant to Regulations D and/or S, we sold:

         318,164 shares of common stock at $0.21 per share for proceeds of $64,487.25
         152,901 shares of common stock at $0.20 per share or proceeds of $30,350.75
         7,333 shares of common stock at $0.30 per share for proceeds of $2,200, 130,000 shares of common stock at $0.35 per share for proceeds of $45,500,
         3,667 shares of common stock at $0.55 per share for proceeds of $2,000.00,
         42,306 shares of common stock at $0.65 per share for proceeds of $27,825.00,
         8,670 shares of common stock at $0.75 per share for proceeds of $6,500.00,
         105,820 shares of common stock at $1.00 per share or proceeds of $105,820, (3000+25320+77500)
         15,180 shares of common stock at $1.67 per share or proceeds of $25,300,
         3,000 shares of common stock at $1.75 per share or proceeds of $5,250, and
         10,333 shares of common stock at $3.00 per share or proceeds of $31,000

         During the year ended December 31, 2001, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued. The Company issued 6,985,321 shares of common stock for consulting services amounting $2,023,936, including 6,429,333 restricted shares for consulting services to a related party for $1,286,000. The Company recorded value of shares issued to related party based upon market value of such a large chunk of stock at one time and its restriction clause. The Company issued 20,000 shares of common stock for compensation amounting $91,800. The Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

         The Company issued 600,000 shares of common stock to a related common shareholder, as collateral against a loan of $195,573. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

         The net proceeds are to be used for two main purposes: (1) to fund the operations of NTCB; and (2) to acquire and invest in other companies that we believe add value to our shareholders.

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

         We are conducting the Offerings as a self underwritings. Shares are available only through us. We are making the Offerings on a best efforts basis. This means that we have not established any minimum amount of proceeds that must be generated. Accordingly, investors who subscribe for Shares in the earlier stages will assume a substantially greater risk than investors who subscribe for Shares later.

         Even if we sell all of the Shares covered, and raise maximum proceeds, such proceeds may be insufficient to implement our business investment plan. There is no guarantee that the funds generated by the Offerings will be sufficient to cover the financial requirements for our growth.

         We have arbitrarily set the price of the Shares in the Offerings. The price of the Shares is based upon the amount of capital that we desire to raise and the percentage of our outstanding capital stock that we are willing to sell at this point in our development. We have established the price of the Shares and the value of our company without an independent appraisal. The price has no relationship to book value per share, current earnings or other generally accepted measurements of value. The Offerings may involve immediate and substantial dilution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB/A, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and elsewhere in this Form 10-KSB. We do not intend to update these forward-looking statements.

         The discussion and financial statements contained herein are for the months and year ended December 31, 2001 and December 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
--------

         We changed our business focus in 2001. Our focus was based on, and engaged in the business of developing, operating and investing in technology growth companies, through our wholly-owned subsidiary, Flexxtech Holdings. In June 2001, we decided to concentrate our efforts and our resources on our wholly-owned subsidiary North Texas Circuit Board, Co. ("NTCB") and divest from other investments that we were engaged in, that in our view, were not performing due to needed resources that were not available. In July 2001, we sold both

Mardock, Inc. and OpiTV.com to focus our resources on NTCB and the acquisition of other contract manufacturing and government related businesses. Our objective is to build long-term capital appreciation for our shareholders.

         The following events helped shape our Company in 2001:

         On March 7, 2001, we entered into a letter of Intent to acquire ninety percent of Electronic Drilling Control, Inc. After completing our due diligence and evaluating our options, we decided to not complete the transaction.

         On March 14, 2001 we conducted a 3 for 2 forward stock split. The effective date was March 26, 2001. We also authorized a stock repurchase program, where the company, from time-to-time, may purchase up to 500,000 of its common stock. We did not purchase any of our stock back in the open market.

         On March 25, 2001 we were issued a new trading symbol "FLXC."

         On June 12, 2001 our common stock began trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "FLXC".

         On July 1, 2001 the Company sold two of its subsidiaries to its previous owners; Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock. We decided to concentrate our efforts on our wholly-owned subsidiary North Texas Circuit Board, Co. ("NTCB") and divest from other investments that we were engaged in, that in our view, were not performing due to needed resources that were not available. Our primary business since July 2001, has been to focus our resources on NTCB and other contract manufacturing and government related businesses.

         On July 2, 2001 we acquired the remaining 20% of our subsidiary, North Texas Circuit Board Co., ("NTCB").

         On August 24, 2001 we received first round financing from placement against May Davis Group, Inc. Through May Davis Group and Dutchess Private Equity Fund, LP, we received $720,000 before fees and expenses of the offering, on a 6% convertible debenture. $240,000 was used for the acquisition of the equipment for our subsidiary NTCB. We also executed a $10 million equity line with Dutchess Private Equity Fund. The equity line drawn down is contingent on an effective registration statement. We recently withdrew our registration statement registering shares for the equity line. We have not drawn against the equity line.

         On December 6, 2001 we executed a letter of Intent to acquire T.S. Group, LLC - the parent company of Technical Solutions Group, Inc. ("TSG"). TSG manufactures a line of mine protected specialty vehicles for the military and law enforcement markets. We are currently working on closing this transaction as soon as possible. The closing is contingent on completing our due diligence and raising the needed funds to close the transaction. If we are unable to raise the desired funds in a timely manner, we risk not closing the transaction.

GENERAL PLAN OF OPERATION
-------------------------

         Our prior investment strategy was based on seeking long-term capital appreciation by investing, through our subsidiary, Flexxtech Holdings, Inc. The primary focus in technology included the internal development and investment in the following categories:

         o        Data Storage
         o        Internet Infrastructure
         o        Wireless Technologies
         o        Computer Software
         o        Computer Networking
         o        Financial Services
         o        Telecommunications
         o        Networks/Equipment and Services
         o        Semiconductor
         o        Circuit Board Manufacturing
         o        Equipment and Electronic Manufacturers and Services

         Our principal acquisition and investment strategy has changed considerably due to our own research and to economic and political events that have occured throughout the year of 2001. Because of limited capital, we have focused our resources, since July 2001, on our wholly-owned subsidiary NTCB. We are working on returning NTCB to profitability. We believe that our strategy also promotes opportunities for investment in undervalued situations and synergistic business relationships among the companies in which we have investments.

         Our acquisition or investment candidates are characterized by being both profitable, and potentially profitable businesses. Companies with explosive growth potential, but limited by a lack of capital and industry contacts, including turnarounds, will greatly benefit from a carefully-timed acquisition by Flexxtech Holdings, Inc. We concentrate on companies that our own research suggests have potential for gaining the dominant role in their markets and for producing extraordinary price appreciation over time.

         There is no limit on the market capitalization of the companies that our subsidiary, Flexxtech Holdings, Inc., may acquire or invest in, or in the length of operating history for the companies. Our subsidiary may invest without limit in private as well as public companies, initial public offerings, private placements, bridge financing, debt securities, foreign securities and purchase and sell options. Our subsidiary may also margin up to 100% of its marginable securities.

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

         In addition to the circuit board plan, we intend to seek, through our subsidiary, Flexxtech Holdings, Inc., additional industries where where efficiencies through consolidation will greatly benefit the Company. The thrust will be to:

         o Acquire "islands of excellence" in attractive, complementary markets.
         o Efficiently acquire and integrate new companies while preserving their entrepreneurial spirit.
         o Use the greater purchasing power to obtain improved vendor deals.
         o        Keep and integrate only those superior managers.

MERGER & ACQUISITION TENETS
---------------------------

         o        Build on our organizational skill in performing acquisitions;
                  develop systems for managing the process from lead evaluation, negotiation, contracting, and post-closing integration.
         o Pay reasonable multiples with extra incentives to ensure seller commitment.
         o Exercise complete due diligence to ensure smooth integration of personnel and operations.
         o Achieve rapid returns on investment by implementing the best practices in the acquired operation.
         o        Reduce overhead by vacating unneeded premises.
         o Centralize any duplicated support functions into the headquarters location.

         In June 2001 we changed the direction and business plan of our Company to its current model.

         We continue to raise money for our operations and those of NTCB and our acquisition candidate, T.S. Group. Funds are being raised on private placements pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. During the year ended December 31, 2001, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued. The Company issued 6,985,321 shares of common stock for consulting services amounting $2,023,936, including 6,429,333 restricted shares for consulting services to a related party for $1,286,000. The Company recorded value of shares issued to related party based upon market value of such a large chunk of stock at one time and its restriction clause. The Company issued 20,000 shares of common stock for compensation amounting $91,800. The Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

The Company issued 600,000 shares of common stock to a related common shareholder, as collateral against a loan of $195,573. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

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

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR  MONTHS ENDED DECEMBER 31, 2000

Results of Operations
---------------------

         We have generated consolidated revenues of $5,716,009 for the year ended December 31, 2001 as compared to $4,071,040 for the year ended December 31, 2000. We anticipate an increase in generating revenues in the future. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of its subsidiaries, and for future acquisitions. Nearly all of our revenues are attributed from the Company's subsidiary, North Texas Circuit Board Company
(NTCB).

Lost Sales and Revenue Factors
------------------------------

         * Material Inventory Levels Inadequate
         - NTCB is a quick turn environment with typical lead times as low as 24 hours.
         -        Material delivery lead times range from 2 days to 8 weeks.
         - Average estimated business lost due to not having material on hand is $100,000 per month.
         - Excess shipping expenses are incurred due to shipping small orders of laminates instead of weekly or bi-weekly stock replenishing.
         - Material deliveries impact actual manufacturing days available, which can cause increased overtime to make the due dates.
         - Material deliveries cause late shipments, which in some cases requires partial premium refunds to customers.

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

NTCB has invested heavily in its future by making capital improvement to the facility, equipment and processes that have had a dramatic impact on the performance of the business. The operating costs have been reduced by approximately 33 percent. Approximately one year ago, at the acquisition of NTCB, NTCB needed to sell more than $900,000 per month in products and services to break-even. The current break-even level is approximately $520,000 per month. We have had a dramatic drop in operating cost coupled with internal yields and quality at a historic high level.. During the year ended December 31, 2001, NTCB has made improvements in the following categories:

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

         In the 12 months ended December 31, 2001 the Company raised a total of debt capital and convertible debt capital of $2,258,236 comprised of certain shareholders and non-shareholders loaning the Company $1,388,236 and convertible debt of $150,000 and $720,000. The notes of $1,388,236 are due on demand and bear interest of 10% per annum. $50,000 is due in August 2004 and bears interest at 10% per annum. $100,000 is due April 1, 2004. The $720,000 received are convertible debentures received from our offering the Company commenced in August 2001. The debentures carry an interest rate of 6% per annum and are due in August 2003. The holder is entitled to, at any time or from time to time, convert the conversion amount in to shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. (The Placement Agent Agreement, Stock Purchase Agreement, Debenture Agreements and other offering agreements are included in the Form 10-QSB, September 2001 and additional agreements are attached to this filing as exhibits).

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

Revenues
--------

         We had revenues of $5,716,009 for the year ended December 31, 2001 as compared to $4,071,040 for the year ended December 31, 2000.

Cost of Sales
-------------

         We incurred Cost of Sales of $4,953,525 for the year ended December 31, 2001 as compared to $3,749,920 for the year ended December 31, 2000. The percentage in Cost of Sales decreased based on our reduction in labor overhead as a result of new capital equipment and efficiency changes that were made throughout the year.

General, Administrative and Selling Expenses
--------------------------------------------

         We incurred costs of $5,274,360 for the year ended December 31, 2001 as compared to $1,811,650 for the year ended December 31, 2000. Operating expenses were a one time significant increase of $2,023,936 for consulting services paid in shares of common stock at the parent company, Flexxtech Corporation and $649,700 and $91,800 from the subsidiary, North Texas Circuit Board. Much of the increase at NTCB in the year period was due to the increase in improvements to the facility and the processes.

Net loss before income taxes
----------------------------

         We had a loss before taxes of $5,260,763 for the year ended December 31, 2001 as compared to a loss of $1,702,187 for the year ended December 31, 2000. $2,023,936 of the loss came from the issuance of common stock for consulting services.

Unrealized loss on investments
------------------------------

         We have an unrealized loss on investments available for sale of $209,130 for the twelve months ending December 31, 2001. The unrealized loss is contributed to the fluctuating market value of the securities that our subsidiary, Flexxtech Holdings, Inc., owned at the closing of the period. The securities owned are marked to market on the last day of the trading month for the period ended. On July 1, 2001, the Accesspoint Corporation investment and Easyrider, Inc. investment were sold in an exchanged for shares of the Company's common stock with a shareholder.

Extraordinary Item Loss.
------------------------

         We also had an Extraordinary Item loss on a settlement of a note receivable of $820,000 for the year end December 31, 2001. The note was sold in exchange for 450,000 shares of the Company's common stock.

Net loss
--------

         We had a net loss of $7,434,926 for the year ended December 31, 2001 as compared to a net loss of $1,814,953 for the year ended December 31, 2000.

Comprehensive Loss.
-------------------

         We had a Comprehensive Loss of $7,644,056 for the year-end December 31, 2001 as compared to a Comprehensive Loss of $2,070,157 for the year-end December 31, 2000. The Comprehensive Loss includes the unrealized loss on marketable investments available for sale of $209,130, the Extraordinary Item loss of $820,000, Disposal of segments loss of $1,352,563, and the net loss after taxes of $5,262,363.

Change in Securities
--------------------

         We have sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the twelve months ended December 31, 2001, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued. The Company issued 6,985,321 shares of common stock for consulting services, which included 6,880,583 shares of common stock for consulting services and promotional services, which resulted in no proceeds. Of the 6,880,583 shares, 5,909,333 were issued to VLK Capital Corp., already a large shareholder in the Company. VLK subsequently disposed on 783,333 shares to Greg Mardock, an officer and director of the Company and disposed of 2,646,000 to Edward Fearon and 500.000 to Raymond Craig. The Company recorded value of shares issued to related party based upon market value of such large chunk of stock at one time and its restriction clause. The Company issued 20,000 shares of common stock for compensation amounting $91,800. The Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

         The Company issued 600,000 shares of common stock to a related common shareholder, as collateral against a loan of $195,573. The Company has not recorded any value of such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

Liquidity and Capital Resources
-------------------------------

         The Company's business plan was restructured in April 2000 to its now current plan. The Company must continue to raise capital to fulfill its plan of acquiring technology companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of December 31, 2001, the Company had total Current Assets of $1,510,905 and Current Liabilities of $4,556,333. Cash and cash equivalents were $370,784. Stockholder's Deficit was $2,416,423. In its acquisition of North Texas Circuit Board, Management feels that it has made necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround, but that the Company has made significant strides toward a successful turnaround. The Company will continue to raise capital for acquisitions and the internal development of its subsidiaries.

Subsidiaries
------------

         Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. At December 31, 2001, the only major holding for Flexxtech was Primavera Corporation, the parent company of North Texas circuit Board. Mardock, Inc. and OpiTV.com were sold in July 2001. OpiTV had no sales to date and Mardock, Inc. had no growth prospects with the changing economy.

         Listed below are the subsidiaries of Flexxtech Holdings, Inc. Various smaller investments are not listed because they represent in total less than five percent (5%) of the total portfolio assets and management may change them from time to time.

MARDOCK, INC.
-------------

         Mardock, Inc. is a designer, manufacturer and distributor of apparel and promotional products to the corporate community. Mardock was in the process of developing an e-commerce site for corporate promotional products and planed to create the premier corporate promotional products site on the Internet.

         Prior to July 1, 2001 our subsidiary, Flexxtech Holdings, Inc., owned 100% of Mardock, Inc. Mardock, Inc. was sold back to its original owner in exchange for 200,000 shares of common stock. We believed that Mardock, Inc. had no growth prospects with the changing economy.

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

         Prior to July 1, 2001, our subsidiary, Flexxtech Holdings, Inc., owned 82% of OpiTV.com. OpiTV.com was sold back to its original owner in exchange for 110,000 shares of common stock. OpiTV.com had no sales to date.

PRIMAVERA CORPORATION
---------------------

         On August 15, 2000 we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issues 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration was payable in cash in the amount of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of our common stock valued for purposes of the transaction at $2.50 per share. As of

December 31, 2001, the 130,000 shares were issued to Primavera shareholders. We have delivered $1,250,000 to Primavera and North Texas Circuit Board for working capital. All terms of the Primavera acquisition have been satisfied.

         Primavera Corporation was formed in Texas on April 26, 2000. The company is a holding company, which operates primarily through its wholly-owned subsidiary, North Texas Circuit Board Company ("NTCB"), which was formed in 1978 in the state of Texas. NTCB manufacturers printed circuit boards on a quick-turn basis. On May 11, 2000, Primavera acquired 100% of the common stock of NTCB.

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

Plans to Raise Capital
----------------------

         We currently plan to raise additional capital during at least the first two quarters of the fiscal year ending December 31, 2002. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses and technologies that are anticipated to be complementary to our existing business. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

Risk Factors
------------

Substantial Indebtedness

         We have a substantial amount of indebtedness. As of December 31, 2001, our total debt was approximately $5,435,533 million for the Company. As a result of our level of debt and the terms of our debt instruments:

         o our vulnerability to adverse general economic conditions is heightened;
         o we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
         o we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;
         o our flexibility in planning for, or reacting to, changes in its business and industry will be limited;
         o we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and
         o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Business Cycles of the End Markets We Serve

         The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the year ended December 31, 2001.

Technological Change and Process Development

         The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We are more leveraged than some of our principal competitors, and therefore may not be able to respond to technological changes as quickly as these competitors.

         In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We cannot assure you that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

         Although we have a large number of customers, net sales to our largest customer accounted for approximately 8.4% of our net sales in 2001. Net sales to our ten largest customers accounted for approximately 53.3% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

Variability of Orders

         Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers' demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses is fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors.

Competition

         The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other independent small private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly leveraged than us and may have greater financial and operating flexibility.

         Competition in the complex quick-turn and longer-lead printed circuit board industry has increased due to the consolidation trend in the industry, which results in potentially better-capitalized and more effective competitors. Our basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

Dependence on Acquisition Strategy

         As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or to finance and complete transactions that we select. In addition, existing credit facilities restrict our ability to acquire the assets or business of other companies. The attention of our management may be diverted, and operations may be otherwise disrupted.

Intellectual Property

         Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not rely on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party's intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

Environmental Matters

         Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of its effluent discharge permits. Any such revocations could require us to cease or limit production at our facility.

Dependence on Key Management

         We depend on the services of our senior executives. We cannot assure that we will be able to retain them and other executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Charter Documents and State Law Provisions

         Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Development Stage Companies

         Many of our future acquisitions and investments will be development stage companies that have no significant operating history. Consequently, investment in our company carries a higher degree of risk than an investment in a company that has an operating history in its primary business activity. We are, through our acquisitions and investments, subject to all the risks inherent in the establishment and expansion of a new business enterprise, including problems of entering new markets, marketing of an innovative service, hiring and training personnel, acquiring reliable computer systems and software, and implementing operational controls. In general, startup businesses are subject to risks and/or levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of startup businesses shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Any or all of the foregoing can have a material, adverse effect on our business, financial condition, and our operating results.

No Assurance of Future Profitability

         There is no assurance that we will be able to attain profitability. Profitability, if any, will depend in part upon our ability to successfully acquire and invest profitably. Our future profitability will be affected by all the risk factors listed in this report.

         Need for Additional Capital.

         We require working capital, for operations, to fund future acquisitions and investment. We continue to raise money for our operations and for acquisitions. However, if we fail to raise the desired proceeds, or incur losses in excess of those contemplated by our current business plan, or if we need additional capital to establish our desired market position or for other reasons, then there can be no assurance that such capital will be available or will be available on terms that are acceptable to us or that we will be able to obtain such additional capital from banks or similar financial institutions. Failure to obtain such additional capital if and when needed would have a material adverse effect on us.

         Staff.

         Our future success depends upon our ability to identify, attract, hire, train, retain and motivate skilled technical, marketing, accounting and customer service employees. Competition for such personnel is intense and there can be no assurance that we will be able to successfully attract, assimilate and/or retain qualified staff personnel. If we fail to acquire a productive staff, it will adversely affect our business, operating results and financial condition.

         Company Trademark

         We intend to register the name "Flexxtech Corporation" with the U.S. Patent and Trademark Office as a trademark and a service mark. The domain name "www.flexxtech.com" is currently registered with Internic and is our property. There are no assurances that there will not be challenges to the registrations or attempts to infringe upon our marks. If we are unable to protect our rights to the trademarks or if such mark infringes on the rights of others, our business would be materially adversely affected.

         Inventories and Materials

         We rely on suppliers for the raw materials used in manufacturing our printed circuit boards, and an increase industry demand for these raw materials may increase the price of these raw materials and reduce our gross margins.

         To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions that we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time, manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease, as we have to pay more for our raw materials. . Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

         We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Because our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, which we may be legally required to compensate them for. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herewith: our audited financial statements for the year ended December 31, 2000, and our audited financial statements for the year ended December 31, 2001.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors
Flexxtech Corporation

We have audited the accompanying consolidated balance sheet of Flexxtech Corporation, a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flexxtech Corporation and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $9,277,077 including net losses of $7,434,926 and $1,814,953 for the years ended December 31, 2001 and 2000, respectively. The Company has a shareholders deficit of $2,416,423 on December 31, 2001. These factors as discussed in Note 4 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 14, 2002

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
Current Asset:
   Cash and cash equivalents                                        $   370,784
   Accounts receivable, net                                             581,377
   Inventory                                                            524,882
   Prepaid expenses                                                      13,280
   Notes receivable - related parties                                    19,000
   Deposits & other current assets                                        1,582
                                                                    ------------
       Total Current Asset                                            1,510,905
                                                                    ------------

Property & equipment, net                                             1,508,205
                                                                    ------------
TOTAL ASSETS                                                        $ 3,019,110
                                                                    ============


                        LIABILITIES STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                 $ 1,438,215
   Accrued expenses                                                     236,446
   Loans payable - current                                            1,123,548
   Loans payable related parties                                      1,758,124
                                                                    ------------
       Total Current Liabilities                                      4,556,333

Long-term Liabilities:
               Convertible debt                                         879,200

STOCKHOLDERS' DEFICIT
   Common stock, authorized 100,000,000 shares at $.001 par
         value, issued and outstanding 17,869,853 shares                 17,228
    Additional paid in capital                                        7,388,776
    Shares to be issued                                                  30,150
    Accumulated deficit                                              (9,277,077)
    Accumulated other comprehensive income:
         Unrealized loss on securities available for sale              (575,500)
                                                                    ------------
        Total Stockholders' Deficit                                  (2,416,423)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 3,019,110
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                FLEXXTECH CORPORATION
                     FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                   COLOR STRATEGIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000

                                                             2001            2000
                                                        -------------   -------------
Sales                                                   $  5,716,009    $  4,071,040
Cost of sales                                              4,953,525       3,749,920
                                                        -------------   -------------
            GROSS PROFIT                                     762,484         321,120

General and Administrative expenses                        5,274,360       1,811,650

                                                        -------------   -------------
            LOSS FROM OPERATIONS                          (4,511,876)     (1,490,530)

Other income (expenses)
    Impairment of goodwill                                  (420,188)             --
    Realized loss on sale of marketable securities           (75,708)        (53,398)
    Other income (expense)                                     7,500              --
    Interest income                                            1,475          26,350
    Interest expense                                        (261,966)       (184,609)
                                                        -------------   -------------
          Total other income (expenses)                     (748,887)       (211,657)

                                                        -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES & EXTRAORDINARY ITEM                       (5,260,763)     (1,702,187)

Provision of Income tax                                        1,600           1,600

                                                        -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM                                    (5,262,363)     (1,703,787)

DISCONTINUED OPERATIONS (NOTE 14):
  Loss from operations of  discontinued subsidiary
    (Less applicable income taxes of $1600)                  (34,492)       (111,166)
  Loss on disposal of subsidiary, net                     (1,318,071)             --
                                                        -------------   -------------
                                                          (1,352,563)       (111,166)
                                                        -------------   -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                        (6,614,926)     (1,814,953)

EXTRAORDINARY ITEM - LOSS ON SETTLEMENT
    OF A NOTE RECEIVABLE                                    (820,000)             --
                                                        -------------   -------------

NET LOSS                                                  (7,434,926)     (1,814,953)

OTHER COMPREHENSIVE LOSS:
    Unrealized loss on investments available for sale       (209,130)       (366,370)

                                                        -------------   -------------
COMPREHENSIVE LOSS                                      $ (7,644,056)   $ (2,070,157)
                                                        =============   =============


Basic and diluted loss per share                        $      (0.56)   $      (0.31)
                                                        =============   =============

Basic and diluted weighted average shares outstanding   * 13,388,738       5,814,635
                                                        =============   =============

*        The basic and diluted net loss per share has been restated to retroactively effect a 2:1 forward stock split on April 14, 2000, a 1:3 reverse split on
         April 29, 2000 and a 3:2 forward stock split at March 26, 2001.

     Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is antidilutive.

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                                         F-3

                                                        FLEXXTECH CORPORATION
                                            FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                                          COLOR STRATEGIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000

                                             COMMON STOCK
                              ------------------------------------------
                                                              ADDITIONAL                                    OTHER          TOTAL
                                NUMBER OF                     PAID IN         SHARES      ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS'
                                 SHARES         AMOUNT        CAPITAL      TO BE ISSUED     DEFICIT     INCOME (LOSS)     EQUITY
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
BALANCE, JANUARY 1, 2000        2,668,417    $     2,669    $    24,068    $        --   $   (27,198)   $        --    $      (461)

Issuance of Common stock
  for consulting services         100,672            100        385,572             --            --             --        385,672

Issuance of Common stock for
  acquisition of subsidiaries   1,245,000          1,245      1,548,755             --            --             --      1,550,000

Issuance of Common stock
  against debt settlement          90,000             90         59,910             --            --             --         60,000

Issuance of Common stock for
  acquisition of marketable
  Securities                    4,950,000          4,950      1,420,050             --            --             --      1,425,000

Issuance of Common stock
  against a note receivable       750,000            750      1,249,250             --            --             --      1,250,000

Issuance of shares for cash     1,170,797          1,171      1,690,068             --            --             --      1,691,239

Unrealizable loss on
  marketable securities                --             --             --             --            --       (366,370)      (366,370)

Net Loss for year ended
  December 31, 2000                    --             --             --             --    (1,814,953)            --     (1,814,953)

                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000     10,974,885         10,975      6,377,673             --    (1,842,151)      (366,370)     4,180,127

Issuance of Common stock
  for consulting services       6,985,321          6,970      2,016,966             --            --             --      2,023,936

Issuance of Common stock
  against debt settlement          27,273             27         13,609             --            --             --         13,636

Issuance of Common stock to
  employees for compensation       20,000             20         91,780             --            --             --         91,800

Issuance of shares for cash       797,374            770        345,463             --            --             --        346,233

Cancellation of common stock
  acquired through disposal
  of subsidiaries and other
  assets (note 12)             (1,535,000)        (1,535)    (1,456,715)            --            --             --     (1,458,250)

Issuance of shares as
  collateral for a loan           600,000             --             --             --            --             --             --

Subscription received for
  shares to be issued                  --             --             --         30,150            --             --         30,150

Unrealizable loss on
  marketable securities                --             --             --             --            --       (209,130)      (209,130)

Net Loss for year ended
  December 31, 2001                    --             --             --             --    (7,434,926)            --     (7,434,926)

                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001     17,869,853    $    17,228    $ 7,388,776    $    30,150   $(9,277,077)   $  (575,500)   $(2,416,423)
                              ============   ============   ============   ============  ============   ============   ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4

                                    FLEXXTECH CORPORATION
                         FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                       COLOR STRATEGIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000

                                                                      2001           2000
                                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $(7,434,926)   $(1,814,953)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                   309,556        144,437
      Amortization of goodwill                                        119,357         56,745
      Impairment of goodwill                                          420,188             --
      Issuance of stocks for consulting services & compensation     2,126,286        385,672
      Loss on sale of marketable securities                            75,708         53,398
      Loss on settlement of note receivable                           820,000             --
      Disposal of subsidiaries                                      1,352,563             --
      (Increase) / decrease in current assets
           Accounts receivable                                        602,837        454,473
           Insurance receivable                                       247,490       (247,490)
           Inventory                                                  (72,340)       383,639
           Prepaid expense                                            (13,280)            --
           Deposits & other current assets                             20,545         (9,035)
      Increase /(decrease) in current liabilities
           Accounts payable                                           217,490       (260,853)
           Accrued expenses                                           176,533       (244,515)
           Deferred Income Tax                                         10,559             --
           Customers' deposit                                           2,306         (3,976)
                                                                  ------------   ------------
           NET CASH USED IN OPERATING ACTIVITIES                   (1,019,128)    (1,102,458)
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of marketable securities                               --       (202,671)
           Sale of marketable securities                              197,456         48,485
           Acquisition of property & equipment                       (384,984)      (218,128)
                                                                  ------------   ------------
           NET CASH USED IN INVESTING ACTIVITIES                     (187,528)      (372,314)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                         346,233      1,691,239
          Proceeds from shares to be issued                            30,150             --
          Proceeds from issuance of convertible debt                  870,000             --
          Payments on notes receivable                                     --       (152,524)
          Repayment of notes receivable                                 8,880             --
          Proceeds from borrowings                                  1,312,324        453,053
          Payments of loans                                        (1,510,012)            --
                                                                  ------------   ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,057,575      1,991,768
                                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (149,081)       516,996

CASH AND CASH EQUIVALENTS -BEGINNING                                  519,865          2,869
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS -ENDING                                 $   370,784    $   519,865
                                                                  ============   ============

                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                                             F-5

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SEGMENTS

The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

Primavera Corporation (PC) was incorporated in the state of Texas on April 26, 2000. Pursuant to an acquisition agreement, dated May 11, 2000, PC acquired one hundred percent (100%) of the common shares outstanding of North Texas Circuit Board, Inc. (NTCB). NTCB was incorporated in 1978 in the state of Texas. NTCB manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States.

Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Primavera, the parent company of North Texas Circuit Board, Inc.

2. Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiary, Flexxtech Holdings, Inc., collectively referred to as the "Company". Flexxtech Holdings, Inc.'s 100% owned subsidiary, Primavera Corporation, wholly owns North Texas Circuit Board Co., Inc. (a Texas corporation). All significant inter-company accounts and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at December 31, 2001 was $25,303 for trade receivables.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory at December 31, 2001 consisted of:

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Raw materials                                         $276,858
         Work-in-process                                        224,545
         Gold Tank                                               23,479
                                                               ---------
                                                               $524,882
                                                               =========

MARKETABLE SECURITIES

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2001, the investments have been recorded at zero value based upon the fair value of the marketable securities on December 31, 2001. Total accumulated unrealized loss on marketable securities amounted to $575,500 at December 31, 2001 as compared to $366,370 at December 31, 2000.

PROPERTY & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

GOODWILL

The Company continuously monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill was being amortized on the straight-line basis over 15 years. As of December 31, 2001, goodwill was $420,188 after amortization of $119,357 for the year ended December 31, 2001. The goodwill on acquisitions of subsidiaries which were disposed off during the year 2001, was eliminated amounting $1,291,702, net of accumulated amortization.

On December 31, 2001, the Company re-evaluated value of each acquisition based upon performance and future cash flow. The Company estimated the total value of goodwill at December 31, 2001 at zero since NTCB was having losses through December 31, 2001 and did not have goodwill value associated with it. The Company wrote off goodwill balance of $420,188 on December 31, 2001. The write off of goodwill has been shown as a separate line item in the Statement of Operation.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING

The Company expenses advertising costs as incurred.

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

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

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

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMPREHENSIVE INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. Accumulated other comprehensive income as reported in the accompanying consolidated balance sheet represents unrealized loss on available for sale securities.

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities as one segment. For the year ended December 31, 2001, the Company only operated in one segment as the Company had one remaining operating entity in NTCB, a subsidiary of Primavera.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers, the majority of which are in the defense industry. Consequently, the Company's ability to collect the amounts due from customers is affected by the economic fluctuations in that industry.

COST OF GOODS SOLD

For the year ended December 31, 2001, the Company recorded $782,723 of its wages and salaries as general & administrative expenses instead of cost of goods sold, since during the year 2001, the Company had allocated the time related to these wages and salaries of its work force on improvement of process and procedures, manufacturing improvements, waste treatment project and training of the labor force. For the year ended December 31, 2000, all such wages and salaries were recorded as cost of goods sold.

RECLASSIFICATIONS

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

RECENT PRONOUNCEMENTS

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and does not expect these pronouncements will materially Fimpact the Company's financial position or results of operations.

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

4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $9,277,077 including net losses of $7,434,926 and $1,814,953 for the years ended December 31, 2001 and 2000, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


during the period ended December 31, 2001, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods.

In that regard, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued during the year ended December 31, 2001. The company also issued convertible debentures amounting $720,000, due in August 2003 and issued convertible promissory notes of $50,000 due on March 1, 2004 and $100,000 due on April 1, 2004 (note 12). The Company also disposed off three of its non-profitable subsidiaries during the year 2001 (note 14).

5. NOTES RECEIVABLE - RELATED PARTY

As of December 31, 2001, the Company has notes receivable from an officer of the Company, totaling $19,000. The notes bear interest rate of 10% per year, are unsecured and due on demand. Interest income from Note receivable from related parties, for the year ended December 31, 2001 and 2000, amounted to $1000 and 26,350, respectively.

6. INVESTMENTS IN STOCK AVAILABLE FOR SALE

Following is a summary of investment securities classified as available for sale as on December 31, 2001:

                                                                  Gross Unreal-
                                    Cost Basis     Fair Value     ized loss
                                    ----------     ----------     -------------

     Marketable equity securities   $   575,500    $        -     $    575,500

The change in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the year ended December 31, 2001 was $209,130. The Company believes the change in value of the marketable securities is temporary.

7. PROPERTY AND EQUIPMENT

Property and equipment comprised of following on December 31, 2001:

         Machinery and equipment                           $ 2,484,020
         Furniture & fixtures                                  121,030
         Computer software                                     149,731
         Transportation equipment                               69,530
                                                           ------------
                                                             2,824,311
         Less Accumulated Depreciation                      (1,316,106)
                                                           ------------
                                                           $ 1,508,205
                                                           ============

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LOANS PAYABLE

The loans payable comprised of following as of December 31, 2001:

                Lender                                            Terms                                       Amount
                ------                                            -----                                       ------
           Note Payable                   Due on demand unpaid  balance plus interest at lower            $     316,130
           Comerica Bank                  of Maximum rate defined as interest  rate is subject
                                          to changes under various conditions maximum
                                          nonuserous  rate of  interest or prime rate plus 2%.
                                          The note and other debtness to the
                                          bank are secured by assets of NTCB.

           Revolving Line of              Receivable  line  of  credit,   payable  on  demand,                  460,952
           credit Comerica Bank           unpaid  balance  plus  interest  at lower of Maximum
                                          rate defined as maximum  nonuserous rate of interest
                                          or prime rate plus 2%. The interest  rate is subject
                                          to changes  under various  conditions.  The note and
                                          other  debtness to the bank are secured by assets of
                                          the Company.  The note is  personally  guaranteed by
                                          the president of NTCB.

           Note Payable BECO M-A,         Note  Payable  to  an  affiliated   company  related                   63,975
           L.P                            through  common   officers  at  Primavera.   Due  on
                                          demand,  unsecured  and bears an interest rate of 9%
                                          per year.  Total  interest  during the year amounted
                                          to $5,400.

           Notes payable to               Due by July 2001, bear interest rates ranging from                    282,491
           Vendors at NTCB                8% to 12% and secured by the assets of NTCB.

           Convertible debentures         Due in 2003,  secured by common stock of the Company                  720,000
                                          and bear  interest  rates of 6% per annum  (see note
                                          12)

           Convertible promissory notes   Due in 2004,  secured by common stock of the Company                  159,200
                                          and bear  interest  rates of 10% per annum (see note
                                          12)

           Notes payable to               The notes  are  payable  to  related  party  through
           related parties                common  major   shareholders   and  officer  of  the
                                          Company,  due on demand,  bear interest rate ranging
                                          from 10% to 18% per year and  secured  by the assets
                                          of  the  Company.  Interest  paid  during  the  year
                                          amounted to $88,344.                                                1,758,124
                                                                                                          --------------
           Total debt                                                                                         3,760,872

           Less: total current                                                                                2,881,672
                                                                                                          --------------
           Total-long term                                                                                $     879,200
                                                                                                          ==============

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The current portion of long-term debt has been reflected in the balance sheet on December 31, 2001, as follows:

         Loans payable - current                                    $1,123,548
         Loans payable related parties - current                     1,758,124
                                                                    -----------
                                                                    $2,881,672
                                                                    ===========

The current maturity of notes payable, including capital lease obligations, is as follows:

                              Year Ended December 31
                           ----------------------------

                           2001         $    2,881,672
                           2002                      -
                           2003                720,000
                           2004                159,200
                                        ---------------
                           TOTAL        $    3,760,872
                                        ===============

9. LITIGATION

In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements. Subsequent to the year ended December 31, 2001, the Company settled the litigation by agreeing to pay the plaintiffs a sum of $8,000, 82,500 shares of restricted common stock and 90,000 options to purchase common stock of the Company at $1.66 per share, with an expiration date of January 1, 2004.

10. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2001, the Company incurred net operating losses for tax purposes of approximately $9,300,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2001 was approximately $3,600,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    December 31,   December 31,
                                                       2001           2000
                                                       ----           ----

         Tax expense (credit) at statutory
           rate-federal                               (34)%          (34)%
         State tax expense net of federal tax          (6)            (6)
         Permanent differences                          1              1
         Changes in valuation allowance               (39)           (39)
                                                     ------         ------
         Tax expense at actual rate                    --             --
                                                     ======         ======

11. COMMITMENT

Lease - NTCB leases its office and business facilities in Grand Prairie, Texas under a lease agreement for two years beginning May 2000 for $10,000 per month, with an option to renew the lease for three additional years at a rental rate of $12,500 per month. The Company shall have an option to purchase the property for $690,000 during the initial two-year rental term and for $750,000 during the 3-year renewal period.

12. STOCKHOLDERS' EQUITY

STOCK SPLIT

On December 29, 2000, the Board of Directors of the Company declared a
13.09322865 to 1 forward stock split of the Company's common stock. The stockholders approved an increase in the authorized number of shares of common stock from 26 million to 100 million. On April 14, 2000, the Company effected a 2-for-1 forward stock split of its common stock. On April 29, 2000, the Company effected a reverse stock split of 1:3 and on March 26, 2001, the Company effected a 3:2 forward stock split. The financial statements have been retroactively restated for the effects of stock splits.

COMMON STOCK:

Effective March 30, 2001, the Board of directors approved to cancel 750,000 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from a Corporation totaling $1,250,000. The notes, carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party. There was no gain or loss on the return of note as the Company received the whole consideration paid within short period of time.

During the year, the Company disposed of two subsidiaries in exchange of 310,000 shares of common stock of the Company valued at $62,000. The Company exchanged a note receivable from a related party for 450,000 shares of the Company's common stock valued at $80,000. The Company sold marketable securities to a related party for 25,000 shares of the Company's common stock valued at $66,250.

During the year, the Company cancelled 1,535,000 shares of common stock it had in its treasury.

During the year ended December 31, 2001, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued. The Company issued 6,985,321 shares of common stock for consulting services amounting $2,023,936, including 6,429,333 restricted shares for consulting services to a related party for $1,286,000. The Company recorded value of shares issued to related party based upon market value of such a large chunk of stock at one time and its restriction clause. The Company issued 20,000 shares of common stock for compensation amounting $91,800. The Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company issued 600,000 shares of common stock to a related party, related by common major shareholders, as a collateral against the loan of $195,573. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

CONVERTIBLE DEBENTURES:

The company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion.

CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $50,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001 at any time, per share at a conversion price for each share of common stock equal $4.66 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every three dollars and twenty-five cents ($3.35) of the principal. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal.

STOCK OPTION PLAN

The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through December 31, 2001.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $932 and interest of $133,680 during the year ended December 31, 2001. The Company paid income taxes of $3,614 and interest of $126,361 during the year ended December 31, 2000.

Supplemental disclosure of non-cash investing and financing activities:

The cash flow statements do not include following non-cash investing and financing activities:

(1) During the year, the Company disposed of two subsidiaries in exchange of 310,000 shares of common stock of the Company, resulting in a loss of $1,318,071. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           Current assets             $ 97,662
                           Non-current assets         $101,074
                           Current liabilities        $273,781

(2) The Company issued 6,985,321 shares of common stock for consulting services amounting $2,023,936, including 6,429,333 restricted shares for consulting services to a related party for $1,286,000.

(3) The Company exchanged a note receivable from a related party for 450,000 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000.

(4) On July 1st, 2001 the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech resulting in a realized loss of $23,750.

14. DISPOSAL OF SUBSIDIARIES AND INVESTMENTS

On July 1st, 2001, the Company sold two of its subsidiaries to its previous owners. Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock (including return of 60,000 shares by an officer of OpiTV). Mardock, Inc. was established in 1986 and was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com was an I-Commerce technology company. Through June 30, 2001, OpiTV.com has not generated any revenue. The valuation of the 310,000 at $62,000 was based upon estimated fair value of the shares. The Company also, disposed off its subsidiary, Flexx Capital Partners (FCP). FCP, a Nevada Corporation, was formed on December 1, 2000. FCP did not have any operations during the years ended December 31, 2001 and 2000. The subsidiary was acquired for $5,000 and disposed off for zero amount. The disposal of subsidiaries resulted in net loss of $1,318,071. Following is the summary of the transactions ((Dollars in thousands):

                                                 Mardock     OpiTV      Total
                                                 -------    -------    -------

         Investment                              $  600     $  850     $1,450
         Value of the Companies at disposal:
         Assets                                     196          2        198
         Liabilities                                250         23        273
         Consideration received                      40         22         62
                                                 -------    -------    -------
         Loss on disposal                        $  506     $  807      1,313
                                                 =======    =======    =======

         Loss on disposal of Flexx Capital Partners                         5
                                                                       -------
         Total loss on disposal of subsidiaries                        $1,318
                                                                       =======

Following is the results of the Mardock operations included in the loss from discontinued operations for all periods presented:

                                             YEARS ENDED DECEMBER 31,
                                                2001       2000
                                                ----       ----
                                             (Dollars in thousands)

         Revenue                               $ 285      $ 455
         Expenses:
            Costs of revenue                     166        308
            Operating expenses                   145        204
                                               ------     ------
         Total expenses                          311        512
                                               ------     ------
         Loss from discontinued operations     $ (26)     $ (57)
                                               ======     ======

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is the results of the OpiTV included in the loss from discontinued operations for all periods presented:

                                             YEARS ENDED DECEMBER 31,
                                                2001       2000
                                                ----       ----
                                             (Dollars in thousands)
         Revenue                               $  --      $  --
         Expenses:
            Costs of revenue                      --         --
            Operating expenses                     8         54
                                               ------     ------
         Total expenses                            8         54
                                               ------     ------
         Loss from discontinued operations     $  (8)     $ (54)
                                               ======     ======

Flexx Capital Partners did not have any operation since its inception.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 450,000 shares of the Company's common stock. The valuation of shares at $80,000 was based on estimated fair value. The Company recorded the shares at its fair value. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

15. SEGMENT INFORMATION

For the years ended December 31, 2001, the Company only operated in one segment as the Company had one remaining operating entity in NTCB, subsidiary of Primavera.

For the year ended December 31, 2000, in computing income from operations by industry segment, un-allocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations. The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. The Company was a holding company of two operating subsidiaries in the year 2000: North Texas Circuit Board, Inc. (a 100% subsidiary of Primavera, Inc.) and Mardock, Inc. North Texas Circuit Board, Inc. (NTCB) manufactures printed circuit boards. The products are sold through its facility in Grand Prairie, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States. Mardock was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community.

The Company was a holding company (through a subsidiary) of two operating subsidiaries: North Texas Circuit Board, Inc. (a 100% subsidiary of Primavera, Inc.) and Mardock, Inc. North Texas Circuit Board, Inc. (NTCB) manufactures printed circuit boards. NTCB products are sold through its facility in Grand Prairie, Texas utilizing outside sales people. Deliveries are made primarly throughout the United States. Mardock was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations. The Company disposed off its subsidiary Mardock, Inc. in 2001. For the years ended December 31, 2001 and 2000, the Company only operated in one segment as the Company had one remaining operating entity in NTCB, a subsidiary of Primavera.

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of segmented information for the year ended December 31, 2000:

                                              NTCB          Mardock
                                              ----          -------

         Sales                             $4,071,000     $  455,000
         Operating loss                       845,700         56,300
         Total Assets                       4,183,087      1,490,582
         Capital Expenditure                  218,000             --
         Depreciation and amortization        119,700         24,737

The operating statements for 2000 has been restated to reflect loss from operations of discontinued subsidiary Separately from the continuing entity.

Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations.

16. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and temporary cash investments. The Company grants credit to customers throughout the country. The Company performs credit checks on all new customers, and generally requires no collateral from its customers.

17. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the year ended December 31, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.

18. SUBSEQUENT EVENT

The Company, under the Securities Act of 1933, as amended, filed Registration Statement on Form SB-2 with the U.S. Securities & Exchange Commission (SEC) on January 14, 2002 for common stock amounting $23,828,571 (based on the offering of 31,771,428 common shares at $0.75). On March 8, 2002, the Company applied to withdraw the Registration Statement on Form SB-2 This application for withdrawal was made on the grounds that the Company concluded the revisions requested by SEC as indicated in the comment letter dated February 15, 2002 were both material and extensive, and warranted a material redrafting of the prospectus in its entirety. The Company further advised SEC that no shares of common stock sought to be registered pursuant to the Registration Statement have been offered or sold.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OFFICERS AND DIRECTORS

         The names and ages of all of our directors and executive officers, along with their respective positions, term of office and period such position(s) was held, is as follows:


Name                  Age    Position Held & Since (1)
-----------------     ---    -------------------------

Edward Fearon (2)     56     Chief Executive Officer and Director.
                             (Chairman & CEO of NTCB)

Greg Mardock          46     President, Chairman of the Board of Directors,
                             and Director.

Chris H. Beshlian     33     Secretary, Treasurer and Director.

Khanh Tran            36     Director.

David Pimentel (3)    31     Director

---------------

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

(2) Mr. Fearon has agreed to serve as CEO and Director of our Company upon execution of an employment agreement and having Directors & Officers Insurance. The Agreement was not executed as of December 31, 2001.

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS
--------------------------------------------------

         Edward Fearon, age 56, serves as CEO and Director of a subsidiary of Flexxtech Holdings, Inc., Primavera Corporation, and Chairman of North Texas Circuit Board Company and has agreed to serve as CEO and Director of our Company upon execution of an employment agreement and adequate Directors and Officers Insurance. Mr. Fearon, a physicist, filed his first United States Patent Application in 1966 and for a period of more than thirty years has been engaged in the research, development and invention of devices in the electronics Article Surveillance and other industries and holds 126 United States and foreign patents. Mr. Fearon is regarded as the founder of the Electronic Article Surveillance field. His Patents are the grandfather, or original patents in the field. His patents in the EAS field were licensed to 3M and Sensormatic and are for protection of books, audio and videotapes, clothing and other merchandise.

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

         Mr. Fearon holds Security Clearances.

         Greg Mardock, age 46, currently serves as President and has served as a Director of our Company since April 2000. Mr. Mardock also serves as the President and CEO of Mardock, Inc., a subsidiary of Flexxtech Hodlings, Inc. Mardock, Inc. designs, manufactures, and distributes corporate promotional products. Mardock is developing its e-commerce site to become the premier corporate promotional company on the Internet. Mr. Mardock is also a Partner in Oregon.com, a state-wide portal providing information on the State of Oregon, and in Oregon Interactive, an e-commerce site designer and developer. He further serves as the President of Sterling Golf, Inc., a golf equipment distributor. >From 1976 to 1986, Mr. Mardock served as Founder and President of Sports Graphics, Inc. and has designed and produced products for Nike's Sports Apparel Program, Speedo Swimwear, Guess Athletic, K Swiss Footwear, and Panasonic, among others.

         Chris H. Beshlian, Esq., age 33, currently serves as Secretary and Director of our Company. Mr. Beshlian is a practicing attorney in corporate law with offices in Los Angeles, California. From March 1998 to January 2000, Mr. Beshlian served as Secretary and Director of Pacific Sports Holdings, Inc., a publicly traded sports equipment and apparel holding company. Mr. Beshlian holds a law degree from Southwestern University School of Law and a BA degree in Economics from the University of California, Los Angeles.

         Khanh Tran, age 36, has served as a Director of our Company since April 2000. Since 1994, Mr. Tran has served as Chairman, President, CEO and founder of Chameleon Technology, Inc., a fiber channel design and development company, which was acquired by Applied Micro Circuits (NASDAQ: AMCC) in March 2000. Mr. Tran has lead design teams at Motorola, Boeing, Atmel, Applied Materials, Rockwell, LSI Logic and Western Digital. Mr. Tran has also served as Vice President of Design Engineering with California ASIC Technical Services, Inc. from May 1992 to November 1994. From 1988 to 1992, Mr. Tran served as a Design Manager for Lasarray Corporation. Mr. Tran holds a BS degree in Electrical Engineering from the University of California, Irvine and an MBA from California State University, Fullerton.

         David Pimentel, age 31, has served as a Director of our Company since April 2000. Mr. Pimentel currently serves as the Chief Information Officer for Absolute Internet Marketing, Inc. where his responsibilities include the design, installation and maintenance of networking infrastructure for multi-million dollar projects. From 1998 to 2000, Mr. Pimentel served as the Chief Information Officer, Secretary and Co-Founder of ivenue.com, a developer of a complete electronic commerce suite for management of online stores utilizing a web browsers. From June 1997 to January 1999 Mr. Pimentel served as the Chief Information Officer and Partner of Top Level Design, Inc. Mr. Pimentel served as a network manager and systems analyst for the University of Southern California from 1994 through 1998 and also served as a PC/LAN Analyst for the Walt Disney Company from 1995 through 1997. Mr. Pimentel studied Computer Science at the University of Southern California.

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


                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information as to compensation received by our Chief Executive Officer who is also a director of our Company and our President and Secretary, as of December 31, 2001.

                                                     SUMMARY COMPENSATION TABLE
                                                                                              Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                            Awards                    Payouts
-
------------------------------------------------------------------------------------------------------------------------------------
(a)                    (b)         (c)             (d)              (e)            (f)             (g)          (h)        (i)

                                                                   Other                                                    All
                                                                   Annual          Restricted                              Other
Name and                                                           Compensa-       Stock           Underlying   LTIP       Compensa-
Principal                                                          tion            Award            Options/   Payouts     tion
Position               Year        Salary($)     Bonus($)           ($)            ($)              SAR's(#)     ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Greg Mardock (1)       2001         -0-            -0-             -0-            -156,666-            -0-       -0-        -0-
President, Treasurer   2000         -0-            -0-             -0-            -0-                  -0-       -0-        -0-
Director
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Mardock received compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary, Flexxtech Holdings, Inc.


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

LONG TERM INCENTIVE PLANS
-------------------------

         There are no long-term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

COMPENSATION OF DIRECTORS
-------------------------

         We pay no fees to members of our Board of Directors for the performance of their duties as directors. We are in the process of establishing an Audit Committee, but we have not established any other committees of the Board of Directors.

    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

         ARRANGEMENTS
         ------------

         We have no employment contracts in effect with any of the members of our Board of Directors or our executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of our Company. The following information is based on 17,869,853 shares issued and outstanding as of December 31, 2001.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(1)               (2)                               (3)               (4)
Title of          Name and                          Amount and        Percent of
Class             Address of                        Nature of         Class
                  Beneficial                        Beneficial
                  Owner                             Owner
---------         ----------                        ----------        ----------

Common            VLK Capital Corp. (1)               6,025,000         33.72%
                  3620 NW Westside Road
                  McMinnville, OR 97128

Common            Gregport Land and Investment (2)      650,000          3.64%
                  3620 NW Westside Road
                  McMinnville, OR 97128

Common            Greg Mardock (1) (2)                  783,333          4.38%
                  3620 NW Westside Road
                  McMinnville, OR 97128

Common            Edward Fearon                       2,729,250        15.27%
                  14908 Havenshire Place
                  Dallas, TX 75250

-------------------
(1)  Greg Mardock is a shareholder, officer and director of VLK Capital Corp.

(2) Greg Mardock is a shareholder, officer and director of Gregport Land and Investment. The shares are owned by Gregport Land and Investment.

         The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of our Company. The information below is based on 17,869,853 shares issued and outstanding as of December 31, 2001.

    SECURITY OWNERSHIP OF MANAGEMENT

(1)               (2)                               (3)               (4)
Title of          Name and                          Amount and        Percent of
Class             Address of                        Nature of         Class
                  Beneficial                        Beneficial
                  Owner                             Owner
---------         ----------                        ----------        ----------

Common            Edward Fearon (1)                  2,729,250          15.27%
                  14908 Havenshire Place
                  Dallas, TX 75250

Common            Greg Mardock (2)                   7,458,333           41.74%
                  3620 NW Westside Road
                  McMinnville, OR 97128

--------------------------------------------------------------------------------
Officers & Directors as a group                  10,187,583 shares       57.01%
--------------------------------------------------------------------------------

(1) Mr. Fearon has agreed to serve as CEO and Director of our Company upon execution of an employment agreement. The Agreement was not executed as of December 31, 2001.

(2) Greg Mardock is a shareholder, officer and director of Gregport Land and Investment and VLK Capital Corp. The shares are owned by Gregport Land and Investment and VLK Capital Corp. Mr. Mardock does not own any shares of our Company in his individual capacity.


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


                                     Registrant:
                                     FLEXXTECH CORPORATION


Date: April 16, 2002                By:    /s/ Greg Mardock
                                         -----------------------------
                                         Greg Mardock
                                         President and Chairman of
                                         the Board of Directors