Form 10KSB/A
period 2001-12-31
FLEXXTECH CORP
filed 2002-04-18
CIK 1069778

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

         318,164 shares of common stock at $0.21 per share for proceeds of $64,487.25
         152,901 shares of common stock at $0.20 per share or proceeds of $30,350.75
         7,333 shares of common stock at $0.30 per share for proceeds of $2,200, 130,000 shares of common stock at $0.35 per share for proceeds of $45,500,
         3,667 shares of common stock at $0.55 per share for proceeds of $2,000.00,
         42,306 shares of common stock at $0.65 per share for proceeds of $27,825.00,
         8,670 shares of common stock at $0.75 per share for proceeds of $6,500.00,
         105,820 shares of common stock at $1.00 per share or proceeds of $105,820,
         15,180 shares of common stock at $1.67 per share or proceeds of $25,300,
         3,000 shares of common stock at $1.75 per share or proceeds of $5,250, and
         10,333 shares of common stock at $3.00 per share or proceeds of $31,000

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