Form 10QSB
period 2002-03-31
FLEXXTECH CORP
filed 2002-05-20
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                        Commission file number 000-25499



                              Flexxtech Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                      Nevada                              88-0390360
         ------------------------------           ---------------------------
         State or other jurisdiction of         (IRS Employer Identification
         incorporation or organization                    Number)


             1501 W. Shady Grove Rd.
             Grand Prairie, TX                             75050
        ----------------------------------------      -------------------
        (Address of principal executive offices)         (Zip Code)


                                 (972) 986-2381
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of March 31, 2002, the issuer had outstanding 21,292,272 shares of its Common Stock, $0.001 par value.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     (A)   BALANCE SHEET

     (B)  STATEMENT OF OPERATIONS

     (C)  STATEMENT OF CASH FLOWS

                              FLEXXTECH CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS
Current Asset:
               Cash and cash equivalents                           $    129,393
               Accounts receivable                                      603,564
               Inventory                                                423,308
               Prepaid expenses                                          43,329
               Deposits & other current assets                           16,578
                                                                   -------------
       Total Current Asset                                            1,216,172
                                                                   -------------

Property & equipment, net                                             1,434,003

                                                                   -------------
TOTAL ASSETS                                                       $  2,650,175
                                                                   =============


                        LIABILITIES STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable                                    $  1,381,017
               Accrued expenses                                         329,718
               Loans payable - Current                                1,069,976
               Loans payable related parties                          1,980,824
                                                                   -------------
       Total Current Liabilities                                      4,761,535

Long-term Liabilities:
               Convertible debt                                         870,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 21,292,272 shares            19,800
         Additional paid in capital                                   7,934,962
         Shares to be issued                                             41,035
         Accumulated deficit                                        (10,401,657)
         Accumulated other comprehensive income:
              Unrealized loss on securities available for sale         (575,500)
                                                                   -------------
             Total Stockholders' Deficit                             (2,981,360)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  2,650,175
                                                                   =============


  The accompanying notes are an integral part of these consolidated financial statements.


                                 FLEXXTECH CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                      (UNAUDITED)
                                                             2002            2001
                                                        -------------   -------------

Net revenue                                             $    926,680    $  1,978,467
Cost of revenue                                            1,050,154       1,707,420
                                                        -------------   -------------
            GROSS PROFIT/(LOSS)                             (123,474)        271,047

General and Administrative expenses                          943,325         439,192

                                                        -------------   -------------
            LOSS FROM OPERATIONS                          (1,066,799)       (168,145)

Other income (expenses)

    Realized loss on sale of marketable securities                 -         (51,958)
    Other income (expense)                                         -           1,153
    Interest expense                                         (56,181)        (60,797)
                                                        -------------   -------------
          Total other income (expenses)                      (56,181)       (111,602)

                                                        -------------   -------------
Net loss before income tax and loss on
    discontinued segments                                 (1,122,980)       (279,747)

Provision of Income tax                                        1,600           1,600
                                                        -------------   -------------
NET LOSS BEFORE LOSS ON DISPOSAL OF SEGMENTS              (1,124,580)       (281,347)

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued subsidiary
    (Net of applicable income tax)                                 -         (22,218)
                                                        -------------   -------------

                                                                   -         (22,218)
                                                        -------------   -------------

NET LOSS                                                  (1,124,580)       (303,565)

OTHER COMPREHENSIVE LOSS:

    Unrealized loss on investments available for sale              -        (115,130)

                                                        -------------   -------------
COMPREHENSIVE LOSS                                      $ (1,124,580)   $   (418,695)
                                                        =============   =============


Basic and diluted loss per share                        $      (0.05)   $      (0.03)
                                                        =============   =============

Basic and diluted weighted average shares outstanding     21,707,309      10,996,457
                                                        =============   =============
The accompanying notes are an integral part of these consolidated financial statements.

                                           3

                                     FLEXXTECH CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                          (UNAUDITED)
                                                                       2002          2001
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $(1,124,580)   $  (303,565)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                    74,202        107,030
      Amortization of goodwill                                              -         31,420
      Issuance of stocks for consulting services & compensation       205,400              -
      Loss on sale of marketable securities                                 -         51,958
      (Increase) / decrease in current assets
           Accounts receivable                                        (22,187)      (136,003)
           Inventory                                                  101,574        (29,483)
           Prepaid expense                                            (30,049)             -
           Deposits & other current assets                            (14,996)        (8,175)
      Increase /(decrease) in current liabilities
           Accounts payable                                           (57,198)       180,383
           Accrued expenses                                            93,272         37,174
           Customers' deposit                                               -          1,923
                                                                  ------------   ------------
           NET CASH USED IN OPERATING ACTIVITIES                     (774,562)       (67,338)
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Sale of marketable securities                                    -         98,443
           Acquisition of property & equipment                              -        (43,749)
                                                                  ------------   ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                        -         54,694
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                         343,358         66,057
          Proceeds from shares to be issued                            10,885              -
          Repayment of notes receivable                                19,000        111,017
          Proceeds from borrowings                                    213,500              -
          Payments of loans                                           (53,572)      (524,653)
                                                                  ------------   ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         533,171       (347,579)
                                                                  ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (241,391)      (360,223)

CASH AND CASH EQUIVALENTS -BEGINNING                                  370,784        519,865
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS -ENDING                                 $   129,393    $   159,642
                                                                  ============   ============
  The accompanying notes are an integral part of these consolidated financial statements.

                                               4

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3. BASIS OF PREPARATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on April 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

GOODWILL

The Company continuously monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill had been amortized on the straight-line basis over 15 years. On

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2001, the Company re-evaluated value of each acquisition based upon performance and future cash flow. The Company estimated the total value of goodwill as of December 31, 2001 at zero since NTCB has been incurring losses through December 31, 2001 and did not have goodwill value associated with it. The Company wrote off goodwill balance of $420,188 on December 31, 2001.

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

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

COST OF GOODS SOLD

For the period ended March 31, 2002, the Company recorded $172,781 of its wages and salaries as general & administrative expenses instead of cost of goods sold, since during the first quarter of 2002, the Company had allocated the time related to these wages and salaries of its work force on improvement of process and procedures, manufacturing improvements, waste treatment project and training of the labor force. For the period ended March 31, 2001, all such wages and salaries were recorded as cost of goods sold.

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective from January 1, 2002.

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $10,401,657 including a net loss of $1,124,580 for the period ended March 31, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2002, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods.

In that regard, the Company sold 2,135,749 shares for cash in the amount of $343,358 during the period ended March 31, 2002. The company also issued convertible debentures amounting $720,000 in the year ended December 31, 2001, due in August 2003 and issued convertible promissory notes of $50,000 due on March 1, 2004 and $100,000 due on April 1, 2004. The Company also disposed off three of its non-profitable subsidiaries during the year 2001.

5. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2002, the Company incurred net operating losses for tax purposes of approximately $10,400,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences that give rise to deferred tax assets and liabilities at March 31, 2002 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2001 was approximately $4,160,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      March 31,       March 31,
                                                        2002           2001
                                                       ------         ------
Tax expense (credit) at statutory rate-federal          (34)%          (34)%
State tax expense net of federal tax                     (6)            (6)
Permanent differences                                     1              1
Changes in valuation allowance                          (39)           (39)
                                                       ------         ------
Tax expense at actual rate                                -              -
                                                       ======         ======

6. STOCKHOLDERS' EQUITY

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

COMMON STOCK:

During the three month period ended March 31, 2002, the Company sold 2,135,749 shares for cash in the amount of $343,358. Through March 31, 2002, the Company has received subscription of $41,035 for 86,435 shares of common stock to be issued. The Company issued 226,670 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 210,000 shares of common stock for compensation amounting $92,400.

During the three month period ended March 31, 2002, the Company issued 850,000 shares of common stock to a related party, related by common major shareholders, as a collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

CONVERTIBLE DEBENTURES:

In the year ended December 31, 2001, the company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion.

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONVERTIBLE PROMISSORY NOTES PAYABLE

In the year ended December 31, 2001, the Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $50,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001 at any time, per share at a conversion price for each share of common stock equal $4.66 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every three dollars and twenty-five cents ($3.35) of the principal. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal.

STOCK OPTION PLAN

The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through March 31, 2002.

7. LITIGATION

In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The Company settled the litigation by agreeing to pay the plaintiffs a sum of $8,000, 82,500 shares of restricted common stock and 90,000 options to purchase common stock of the Company at $1.66 per share, with an expiration date of January 1, 2004. Management does not believe implication of this litigation will have any other material impact on the Company's financial statements.

8. COMMITMENT

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

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $-0- and interest of $15,100 during the three month period ended March 31, 2002. The Company paid income taxes of $-0- and interest of $41,720 during the three month period ended March 31, 2001.

The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 6) for consulting services and compensation.

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

         The discussion and financial statements contained herein are for the three months ended March 31, 2002 and March 31, 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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


GENERAL PLAN OF OPERATION
-------------------------

         Our principal acquisition and investment strategy has changed considerably due to our own research and to economic and political events that have occurred throughout the year of 2001. Because of limited capital, we have focused our resources, since July 2001, on our wholly-owned subsidiary NTCB. We are working on returning NTCB to profitability. We believe that our strategy also promotes opportunities for investment in undervalued situations and synergistic business relationships among the companies in which we have investments.

         Our acquisition or investment candidates are characterized by being both profitable, and potentially profitable businesses. Companies with explosive growth potential, but limited by a lack of capital and industry contacts, including turnarounds, will greatly benefit from a carefully timed acquisition by Flexxtech Holdings, Inc. We concentrate on companies that our own research suggests have potential for gaining the dominant role in their markets and for producing extraordinary price appreciation over time.

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

         We continue to raise money for our operations and those of NTCB and our acquisition candidate, T.S. Group. Funds are being raised on private placements pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. During the quarter ended March 31, 2002, the Company sold 2,135,749 shares for cash in the amount of $343,358. The Company issued 3,119 shares for money received in 2001. As of March 31, 2002, the Company received subscription of $41,035for 86,435 shares of common stock to be issued. The Company issued 226,670 shares of common stock for consulting services amounting $113,000. The Company issued 210,000 shares of common stock to North Texas Circuit Board on a no-interest loan at a value of $92,400. The Company also issued convertible debentures amounting to $720,000 in the year ended December 31, 2001, due in August 2003 and issued convertible promissory notes of $50,000 due on March 1, 2004 and $100,000 due on April 1, 2004. The Company also disposed off three of its non-profitable subsidiaries during the year 2001.

         The Company issued 850,000 shares of common stock as collateral against a loan of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

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

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

Results of Operations
---------------------

         We have generated consolidated revenues of $926,680 for the three months ended March 31, 2002 as compared to $1,978,467 for the three months ended March 31, 2001. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of our subsidiary, and for future acquisitions. All of our revenues are attributed from the Company's subsidiary, North Texas Circuit Board Company (NTCB). If we are unable to continue to raise additional funds in the immediate future to fund North Texas Circuit Board, it is unlikely that NTCB will remain as a going concern.


Net Revenues
------------

         We had net revenues of $926,680 for the quarter ended March 31, 2002 as compared to $1,978,467 for the quarter ended March 31, 2001.

Cost of Revenue
---------------

         We incurred Cost of Revenue of $1,050,154 for the quarter ended March 31, 2002 as compared to $1,707,420 for the quarter ended March 31, 2001.

General, Administrative and Selling Expenses
--------------------------------------------

         We incurred costs of $943,325 for the quarter ended March 31, 2002 as compared to $439,192 for the quarter ended March 31, 2001.

Net loss before income taxes and loss on discontinued segments
--------------------------------------------------------------

         We had a loss before taxes and discontinued segments of $1,122,980 for the quarter ended March 31, 2002 as compared to a loss of $279,747 for the quarter ended March 31, 2001. $113,000 of the loss came from the issuance of common stock for consulting services.

Unrealized loss on investments available for sale
-------------------------------------------------

         We did not have an unrealized loss on investments available for sale for the three months ending March 31, 2002.

Net loss
--------

         We had a net loss of $1,124,580 for the quarter ended March 31, 2002 as compared to a net loss of $303,565 for the quarter ended March 31, 2001.

Comprehensive Loss.
-------------------

         We had a Comprehensive Loss of $1,124,580 for the quarter-end March 31, 2002 as compared to a Comprehensive Loss of $418,695 for the quarter-end March 31, 2000.

Basic and diluted loss per share
--------------------------------

         Our basic and diluted loss per share for the three month period ended March 31, 2002 was $.05 as compared to $.03 for the three month period ended March 31, 2001.

Litigation
----------

         In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements. In 2002, the Company settled the litigation by agreeing to pay the plaintiffs a sum of $8,000, 82,500 shares of restricted common stock and 90,000 options to purchase common stock of the Company at $1.66 per share, with an expiration date of January 1, 2004.

         During day-to-day operations, the Company may be involved in litigation matters that are immaterial from time to time.


Change in Securities
--------------------

         We have sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the three months ended March 31, 2002, pursuant to Regulation D, we sold 232,000 shares at $0.25 per share for proceeds of $58,000. We sold 3,115 shares for a net amount of $980. We also sold 18,285 shares at $0.65 for which shares are yet to be issued. In the three months ended March 31, 2002, pursuant to Regulation S, we sold 1,400,634 shares at 13.17 cents per share for proceeds of $184,378.12 and 500,000 shares at $0.20 for proceeds of $100,000.

         In the three months ended March 31, 2002, we sold a total of 250,285 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $69,885. Of the 250,285 shares, 18,285 shares have yet to be issued for total amount of $11,885. In the three months ended March 31, 2002, we sold a total of 1,900,634 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $284,378.12. We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately $53,139.47 or %15 of the gross Offering proceeds. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

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

         During the quarter ended March 31, 2002, the Company issued 226,670 shares of common stock for consulting services amounting $113,000. The Company issued 210,000 shares of common stock to North Texas Circuit Board on a no-interest loan at a value of $92,400.

         The Company issued 850,000 shares of common stock as collateral against a loan of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.


Liquidity and Capital Resources
-------------------------------

         The Company must continue to raise capital to fulfill its plan of acquiring companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of March 31, 2002, the Company had total Current Assets of $1,216,172 and Current Liabilities of $4,761,535. Cash and cash equivalents were $129,393. Stockholder's Deficit was $2,981,360. In its acquisition of North Texas Circuit Board, Management continues to make necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround. The Company will continue to raise capital for North Texas Circuit Board and its acquisitions. Should the company be unable to raise immediate funding for North Texas Circuit Board it is unlikely the company will continue as a going concern.

Subsidiaries
------------

         Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. At March, 2002, the only major holding for Flexxtech was Primavera Corporation, the parent company of North Texas circuit Board. Mardock, Inc. and OpiTV.com were sold in July 2001. OpiTV had no sales to date and Mardock, Inc. had no growth prospects with the changing economy.

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


Substantial Indebtedness
------------------------

         We have a substantial amount of indebtedness. As a result of our level of debt and the terms of our debt instruments:

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


Item 3. Subsequent Events

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

                                                FLEXXTECH CORPORATION
                                                (Registrant)

Date:  May 21, 2002                             By:  /s/ Greg Mardock
                                                     --------------------
                                                         Greg Mardock
                                                         President