Form 10QSB
period 2002-06-30
FLEXXTECH CORP
filed 2002-08-19
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                        Commission file number 000-25499



                              Flexxtech Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                      Nevada                              88-0390360
         ------------------------------         ----------------------------
         State or other jurisdiction of         (IRS Employer Identification
         incorporation or organization                    Number)


             1501 W. Shady Grove Rd.
             Grand Prairie, TX                             75050
         ------------------------------         ----------------------------
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

         As of June 30, 2002, the issuer had outstanding 28,266,425 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     (A) BALANCE SHEET

     (B) STATEMENT OF OPERATIONS

     (C) STATEMENT OF CASH FLOWS

                              FLEXXTECH CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS
Current Asset:
               Cash and cash equivalents                           $     72,444
               Accounts receivable                                      522,831
               Inventory                                                782,239
               Prepaid expenses                                          32,328
               Loan to related party                                    129,300
               Deposits & other current assets                            1,576
                                                                   -------------
       Total Current Asset                                            1,540,718
                                                                   -------------

Property & equipment, net                                             1,358,611
                                                                   -------------
TOTAL ASSETS                                                       $  2,899,329
                                                                   =============


                    LIABILITIES STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable                                    $  1,399,892
               Accrued expenses                                         241,510
               Loans payable - Current                                1,471,257
               Loans payable- Related parties                         2,079,046
                                                                   -------------
       Total Current Liabilities                                      5,191,705

Long-term Liabilities:
               Convertible debt                                         820,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 28,266,425 shares            26,774
         Additional paid in capital                                   9,332,754
         Shares to be issued                                             14,750
         Accumulated deficit                                        (11,911,154)
         Accumulated other comprehensive income:
              Unrealized loss on securities available for sale         (575,500)
                                                                   -------------
             Total Stockholders' Deficit                             (3,112,376)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  2,899,329
                                                                   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                        FLEXXTECH CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                            2002            2001            2002            2001
                                                        -------------   -------------   -------------   -------------

Net revenue                                             $    771,618    $  1,633,947    $  1,698,298    $  3,612,414
Cost of revenue                                              966,424       1,415,238       2,016,578       3,122,658
                                                        -------------   -------------   -------------   -------------
            GROSS PROFIT/(LOSS)                             (194,806)        218,709        (318,280)        489,756

General and Administrative expenses                          976,132         788,055       1,919,457       1,227,247
                                                        -------------   -------------   -------------   -------------
            LOSS FROM OPERATIONS                          (1,170,938)       (569,346)     (2,237,737)       (737,491)

Other income (expenses)
    Realized loss on sale of marketable securities                --              --              --         (51,958)
    Litigation settlement                                    (41,743)             --         (41,743)             --
    Other income (expense)                                        --           7,786              --           8,939
    Interest expense                                        (124,372)        (49,426)       (180,553)       (110,223)
                                                        -------------   -------------   -------------   -------------
          Total other income (expenses)                     (166,115)        (41,640)       (222,296)       (153,242)
                                                        -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES & EXTRAORDINARY ITEM                       (1,337,053)       (610,986)     (2,460,033)       (890,733)

Provision of Income tax                                           --             800           1,600           2,400
                                                        -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM                                    (1,337,053)       (611,786)     (2,461,633)       (893,133)

DISCONTINUED OPERATIONS:
  Loss from operations of  discontinued subsidiary
    (Less applicable income taxes of $800)                        --            (111)             --         (22,329)
                                                        -------------   -------------   -------------   -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                        (1,337,053)       (611,897)     (2,461,633)       (915,462)

EXTRAORDINARY ITEM - LOSS ON SETTLEMENT OF DEBTS            (172,444)             --        (172,444)             --
                                                        -------------   -------------   -------------   -------------

NET LOSS                                                  (1,509,497)       (611,897)     (2,634,077)       (915,462)

OTHER COMPREHENSIVE LOSS:
    Unrealized loss on investments available for sale             --         (32,870)             --        (148,000)
                                                        -------------   -------------   -------------   -------------
COMPREHENSIVE LOSS                                      $ (1,509,497)   $   (644,767)   $ (2,634,077)   $ (1,063,462)
                                                        =============   =============   =============   =============


                                                        -------------   -------------   -------------   -------------
Basic and diluted loss per share                        $      (0.06)   $      (0.06)   $      (0.11)   $      (0.10)
                                                        =============   =============   =============   =============

                                                        -------------   -------------   -------------   -------------
Basic and diluted weighted average shares outstanding     24,734,250      11,224,816      23,229,141      11,136,129
                                                        =============   =============   =============   =============

* The basic and diluted net loss per share has been restated to retroactively effect a 2:1 forward stock on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a 3:2 forward stock split at March 26, 2001.


              The accompanying notes are an integral part of these consolidated financial statements

                                                  4

                                   FLEXXTECH CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                        (Unaudited)

                                                                     2002            2001
                                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $(2,634,077)   $  (915,462)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                   149,594        205,437
      Amortization of goodwill                                             --         62,839
      Issuance of stocks for consulting services & compensation       687,419        246,213
      Issuance of stock for settlement of debt                        426,514             --
      Loss on sale of marketable securities                                --         51,958
      Loss on settlement of debt                                      172,444             --
      (Increase) / decrease in current assets
           Accounts receivable                                         58,546         79,110
           Inventory                                                 (257,357)      (150,760)
           Prepaid expense                                            (19,048)            --
           Deposits & other current assets                                  6        234,699
      Increase /(decrease) in current liabilities
           Accounts payable                                           (38,323)        50,115
           Accrued expenses                                             5,064        109,649
           Customers' deposit and other current liabilities                --         12,865
                                                                  ------------   ------------
           NET CASH USED IN OPERATING ACTIVITIES                   (1,449,218)       (13,337)
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of marketable securities                                   --         98,443
           Acquisition of property & equipment                             --        (78,566)
                                                                  ------------   ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                       --         19,877
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                         824,191        132,716
          Proceeds from shares to be issued                                --         49,300
          (Payments) repayment of notes receivable                   (110,300)       123,120
          Proceeds from borrowings                                    496,187        705,363
          Payments of loans                                           (59,200)    (1,274,401)
                                                                  ------------   ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,150,878       (263,902)
                                                                  ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (298,340)      (257,362)

CASH AND CASH EQUIVALENTS -BEGINNING                                  370,784        519,865
                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS -ENDING                                 $    72,444    $   262,503
                                                                  ============   ============

   The accompanying notes are an integral part of these consolidated financial statements

                                             5

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PREPARATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on April 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

COST OF GOODS SOLD

For the period ended June 30, 2002, the Company recorded $172,781 of its wages and salaries as general & administrative expenses instead of cost of goods sold, since during the first quarter of 2002, the Company had allocated the time related to these wages and salaries of its work force on improvement of process and procedures, manufacturing improvements, waste treatment project and training of the labor force. For the period ended June 30, 2001, all such wages and salaries were recorded as cost of goods sold.

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

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.


2. DESCRIPTION OF BUSINESS AND SEGMENTS

The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

In August of 2000, Flexxtech acquired a majority interest in North Texas Circuit Board Co. (hereafter "NTCB", or "Circuit Board"). NTCB manufactures high quality, quick turn printed circuit boards. Flexxtech made this acquisition through the acquisition of 67% of the common stock of Primavera Corporation, a parent company which owned 100% of the stock of NTCB, in exchange for 130,000 shares of Flexxtech stock, valued at $325,000, plus a contribution of $1,250,000 in cash to NTCB as additional working capital.

In July 2001, Flexxtech acquired the additional 20% of Primavera's Common Stock, and thereby an additional 20% interest in NTCB in consideration for the issuance of 100,000 options to purchase common stock, issued to the four shareholders representing 20% of Primavera Corp. The options are exercisable $2.50 per share and expire on June 17, 2004.

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


3. PRINCIPLES OF CONSOLIDATION:

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


4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $11,911,154 including a net loss of $2,634,077 for the period ended June 30, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2002, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods.

In that regard, the Company sold 5,810,964 shares for cash in the amount of $824,191 during the period ended June 30, 2002. The company also issued convertible debentures amounting $720,000 in the year ended December 31, 2001, due in August 2003 and issued convertible promissory notes of $100,000 due on April 1, 2004. The Company also disposed off three of its non-profitable subsidiaries, Mardock, Inc., OpiTV, Inc. and Flexxtech Capital Partners, during the year 2001. The Company also settled debts amounting $254,070 by issuing 1,216,284 shares of common stock valued at $426,514.


5. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2002, the Company incurred net operating losses for tax purposes of approximately $11,900,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2002 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2001 was approximately $4,720,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                          June 30,      June 30,
                                                           2002           2001
                                                          -------       -------
Tax expense (credit) at statutory rate-federal               (34)%         (34)%
State tax expense net of federal tax                          (6)           (6)
Permanent differences                                          1             1
Changes in valuation allowance                               (39)          (39)
                                                          -------       -------
Tax expense at actual rate                                    --            --
                                                          =======       =======

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

COMMON STOCK:

During the three month period ended March 31, 2002, the Company sold 2,135,749 shares for cash in the amount of $343,358. Through June 30, 2002, the Company has received subscription of $14,750 for 31,000 shares of common stock to be issued. The Company issued 226,670 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 210,000 shares of common stock for compensation amounting $92,400.

During the three month period ended March 31, 2002, the Company issued 850,000 shares of common stock to a related party, related by common major shareholders, as a collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

During the second quarter ended June 30, 2002, the Company sold 3,675,215 shares for cash in the amount of $480,833. The Company issued 2,082,654 shares of common stock for consulting services amounting $$482,019. The Company also settled debts amounting $254,070 by issuing 1,216,284 shares of common stock valued at $426,514, thereby recording an extraordinary loss on settlement of $172,444. Included in debt settled was an amount due to a related party of $200,000. The Company issued 1,000,000 shares of common stock to the related party in exchange of debt. The shares were valued at the market rate prevailing at the time of issuance of shares for $380,900.

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

CONVERTIBLE PROMISSORY NOTES PAYABLE

In the year ended December 31, 2001, the Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The note of $59,200 was settled by issuance of 216,284 shares of common stock. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The note is secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal.

STOCK OPTION PLAN

The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through June 30, 2002.


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

In June 2002, a suit was brought against the Company for alleged breach of contract. The suit was brought by a Note Holder for the return of principal and interest of $100,000 plus 10% interest. The loan was made on April 11, 2001. The Company has not responded to the suit and is in negotiation with the Note Holder. The Company believe it is a frivolous suit and settlement will not have a material impact on the Company's financial statements.


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

The Company paid income taxes of $-0- and interest of $26,500 during the six month period ended June 30, 2002. The Company paid income taxes of $-0- and interest of $74,088 during the six month period ended June 30, 2001.

The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 6) for consulting services and compensation.


10. NOTES PAYABLE

In June 2002, the Company signed an agreement with a non-related party to borrow money on various promissory notes, payable in sixty days after the signing of the notes and bearing an interest rate of 7% per annum. The Notes are secured by the properties of North Texas Circuit Boards in Texas, a 100% owned subsidiary of Primavera Corporation, which is owned by the Company. Total outstanding amount on such promissory notes amounted to $576,000 at June 30, 2002.



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

         The discussion and financial statements contained herein are for the three months ended June 30, 2002 and June 30, 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview:

         Flexxtech changed its business focus in 2001. Flexxtech's focus was previously based on operating its three wholly or partially owned subsidiaries through May of 2001. In June 2001, management decided to concentrate management efforts and Flexxtech's resources on Flexxtech's wholly-owned subsidiary, North Texas Circuit Board, Co. ("NTCB"). Management further decided to divest itself from its two other operating companies, Mardock, Inc. and OpiTV.com, that in management's view, were not performing. As a result, in July 2001, Flexxtech sold both Mardock, Inc. and OpiTV.com.

         We continue to raise money for our operations and those of NTCB. Funds are being raised on private placements pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended. During the three month period ended June 30, 2002, the Company sold 3,523,563 shares for cash in the amount of $469,988.61. Through June 30, 2002, the Company has received subscription of 132,700 shares of common stock, which was issued but has not yet received the cash of $14,400. The Company issued 800,200 shares of common stock for consulting services amounting $326,582 to related parties. The Company issued 82,500 shares of common stock for as part of settlement payment for litigation suit previously mentioned. The Company issued 189,474 shares of common stock to National Financial Communications Corp for outstanding invoices totaling $72,000, and 1,010,480 shares of common stock to Pollet, Richardson & Patel for outstanding invoices for legal services totaling $50,244. In the three months ending June 30, 2002, the Company issued 1,000,000 shares to Western Cottonwood Corporation in lieu of interest payments of $200,000 for Notes.

During the three month period ended June 30, 2002, the Company converted a note for $50,000 previously held by an investor. Stock was converted at 25 cents per share and with an interest rate of 10%. Investor received a total of 216,284 shares amounting to $54,071.00.

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

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
2001

Results of Operations
---------------------

         We have generated consolidated revenues of $771,618 for the three months ended June 30, 2002 as compared to $1,633,947 for the three months ended June 30, 2001. We have generated consolidated revenues of $1,698,298 for the six months ended June 30, 2002 as compared to $3,612,414 for the six months ended June 30, 2001. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of our subsidiary, and for future acquisitions. All of our revenues are attributed from the Company's subsidiary, North Texas Circuit Board Company (NTCB). If we are unable to continue to raise additional funds in the immediate future to fund North Texas Circuit Board, it is unlikely that NTCB will remain as a going concern.


Net Revenues
------------

         We had net revenues of $771,618 for the quarter ended June 30, 2002 as compared to $1,633,947 for the quarter ended June 30, 2001.Are net revenues for six months ended June 30, 2002 were $1,698,298 as compared to $3,612,414 for the six months ended June 30, 2001.

Cost of Revenue
---------------

         We incurred Cost of Revenue of $966,424 for the quarter ended June 30, 2002 as compared to $1,415,2398 for the quarter ended June 30, 2001. We incurred Cost of Revenue of $2,016,578 for the six months ended June 30, 2002 as compared to $ 3,122,658 for the six months ended June 30, 2001.

General, Administrative and Selling Expenses
--------------------------------------------

         We incurred costs of $976,132 for the quarter ended June 30, 2002 as compared to $788,055 for the quarter ended June 30, 2001. We incurred costs of $1,919,457 for the six months ended June 30, 2002 as compared to $1,227,247 for the six months ended June 30, 2001.

Net loss before income taxes and loss on discontinued segments
--------------------------------------------------------------

         We had a loss before taxes and discontinued segments of $1,170,938 for the quarter ended June 30, 2002 as compared to a loss of $569,346 for the quarter ended June 30, 2001. We had a loss before taxes and discontinued segments of $2,237,737 for the six months ended June 30, 2002 as compared to a loss of $737,491 for the six months ended June 30, 2001. Much of the loss came from the issuance of common stock for services.

Net loss
--------

         We had a net loss of $1,509,497 for the quarter ended June 30, 2002 as compared to a net loss of $611,897 for the quarter ended June 30, 2001. We had a loss before taxes and discontinued segments of $2,634,077 for the six months ended June 30, 2002 as compared to a loss of $915,462 for the six months ended June 30, 2001.

Comprehensive Loss.
-------------------

         We had a Comprehensive Loss of $1,509,497 for the quarter-end June 30, 2002 as compared to a Comprehensive Loss of $644,767 for the quarter-end June 30, 2001. We had a Comprehensive Loss of $2,634,077 for the six months ended June 30, 2002 as compared to a Comprehensive Loss of $1,063,462 for the six months ended June 30, 2001.

Basic and diluted loss per share
--------------------------------

         Our basic and diluted loss per share for the three month period ended June 30, 2002 was $.06 as compared to $.06 for the three month period ended June 30, 2001. Our basic and diluted loss per share for the six month period ended June 30, 2002 was $.11 as compared to $.10 for the three month period ended June 30, 2001.

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

In June 2002, a suit was brought against the Company for alleged breach of contract. The suit was brought by a Note Holder for the return of principal and interest of $100,000 plus 10% interest. The loan was made on April 11, 2001. The Company has not responded to the suit and is in negotiation with the Note Holder. The Company believes it is a frivolous suit and settlement will not have a material impact on the Company's financial statements.

         During day-to-day operations, the Company may be involved in litigation matters that are immaterial from time to time.


Change in Securities
--------------------

         We have sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the three months ended June 30, 2002, pursuant to Regulation D, we sold 21,167 shares at $0.15 per share for proceeds of $3,175. We sold 20,000 shares at $0.20 for a net amount of $4,000. We also issued 132,700 shares at $0.11 for a total of $14,400 for which we have yet to collect such money. We issued 667 shares at $0.75 for shares paid for prior to December 31, 2001. We also issued 18,825 shares at $0.65 for shares paid for in the 1st Qtr. 2002.

Pursuant to Regulation D, in exchange for Public Relations and consulting services, the Company issued 250,000 shares at $0.44, 100 shares at $0.41, and 450,000 shares at $0.39. No actual cash was received for these shares. 1,199,954 shares were issued in the three months ending June 30, 2002 in exchange for $322,244 of outstanding invoices of which 189,474 shares were issued to National Financial Communications for invoices amounting to $72,000 for Public Relations, and 1,010,480 shares were issued to Pollet, Richardson & Patel for invoices amounting to $50,244 for legal services. 1,000,000 shares were issued in lieu of Interest Payments on Notes of $200,000, and 82,500 shares were issued to satisfy the settlement agreement of the litigation mentioned above. During the 3 months ending June 30, 2002, a previously held $50,000 Note was converted into 216,284 shares, pursuant to Regulation D.

In the three months ended June 30, 2002, pursuant to Regulation S, we sold 1,149,062 shares at 0.0982 cents per share for proceeds of $112,813.61 and 2,333,334 shares at $0.15 for proceeds of $350,000. In exchange for Public Relations and consulting services, the Company issued 100,100 shares at $0.41, No actual cash was received for these shares.

         In the three months ended June 30, 2002, we sold a total of 41,167 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $7,175. In the three months ended June 30, 2002, we sold a total of 3,482,396 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $462,813.61. $14,400 has yet to be received for 132,700 shares already issued during the three months ended June 30, 2002.

We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately $70,498.29 or %15 of the gross Offering proceeds. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

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


Liquidity and Capital Resources
-------------------------------

         The Company must continue to raise capital to fulfill its plan of acquiring companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of June 30, 2002, the Company had total Current Assets of $1,540,718 and Current Liabilities of $5,191,705 Cash and cash equivalents were $72,444. Stockholder's Deficit was $3,112,376. In its acquisition of North Texas Circuit Board, Management continues to make necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround. The Company will continue to raise capital for North Texas Circuit Board and its acquisitions. Should the company be unable to raise immediate funding for North Texas Circuit Board it is unlikely the company will continue as a going concern.

Subsidiaries
------------

         Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. At June, 2002, the only major holding for Flexxtech was Primavera Corporation, the parent company of North Texas circuit Board.

         Listed below are the subsidiaries of Flexxtech Holdings, Inc. Various smaller investments are not listed because they represent in total less than five percent (5%) of the total portfolio assets and management may change them from time to time.

PRIMAVERA CORPORATION
---------------------

         On August 15, 2000 we, through our wholly-owned subsidiary Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, the parent company of North Texas Circuit Board Company. Flexxtech Holdings was issued 203 newly issued shares of Primavera Corporation in consideration of $1,575,000. On October 31, 2000, the ownership was increased to 80% of Primavera Corporation. The consideration was payable in cash in the amount of $1,250,000 by installments through January 15, 2001 and in the form of 130,000 shares of our common stock valued for purposes of the transaction at $2.50 per share. As of December 31, 2001, the 130,000 shares were issued to Primavera shareholders. We have delivered $1,250,000 to Primavera and North Texas Circuit Board for working capital. All terms of the Primavera acquisition have been satisfied.

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

Plans to Raise Capital
----------------------

         We currently need to raise additional capital to stay in business. Proceeds from any such capital raising transactions for general corporate purposes, including working capital. Should we not raise capital, most likely our subsidiary, North Texas Circuit Board Co. will go out of business or will have to be sold.

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


Item 3. Subsequent Events

         On May 21, 2002 the Company entered into a Stock Purchase Agreement with Sonic Jet Performance, Inc. whereas the Company would purchase 5,000,000 shares of common stock of Sonic Jet for $600,000 on a Convertible Promissory Note and a warrant to purchase 5,000,000 shares of Sonic Jet at $.125 per share. On August 15, 2002 the Company and Sonic Jet agreed to rescind the transaction because it was determined that it is unlikely that the parties will be able to fulfill their respective commitments pursuant to the terms and conditions of the Agreement. No shares of Sonic Jet were issued to the Company and the Convertible Note was returned.

Item 4. Defaults Upon Senior Securities

        Not Applicable.


Item 5. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 6. Other Information.

        Not Applicable.

Item 7. Exhibits and Reports on Form 8-K.

        (a) Exhibits filed with this Report

            None

        (b) Reports on Form 8-K

            Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FLEXXTECH CORPORATION
                                                (Registrant)

Date:  August 19, 2002                             By:  /s/ Greg Mardock
                                                     --------------------
                                                     Greg Mardock
                                                     President