Form 10QSB
period 2002-09-30
FLEXXTECH CORP
filed 2002-11-20
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2002
                        Commission file number 000-25499


                              Flexxtech Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                      Nevada                              88-0390360
         ------------------------------         ----------------------------
         State or other jurisdiction of         (IRS Employer Identification
         incorporation or organization                    Number)


         20902 Bake Parkway, Suite 112
               Lake Forest, CA                             92630
         ------------------------------         ----------------------------
     (Address of principal executive offices)           (Zip Code)


                                 (949) 460-7744
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


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

As of September 30, 2002, the issuer had outstanding 41,035,754 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     (A) BALANCE SHEET

     (B) STATEMENT OF OPERATIONS

     (C) STATEMENT OF CASH FLOWS


                              FLEXXTECH CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS
Current Asset:
               Cash and cash equivalents                           $      6,275
               Accounts receivable                                          300
               Marketable securities - available for sale                88,923
               Deposits & other current assets                            1,576
                                                                   -------------
       Total Current Asset                                               97,074
                                                                   -------------

Property & equipment, net                                                 4,323

                                                                   -------------
TOTAL ASSETS                                                       $    101,397
                                                                   =============


                        LIABILITIES STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accrued expenses                                    $    174,773
               Loans payable - Current                                   76,284
               Loans payable- Related parties                         2,037,798
                                                                   -------------
       Total Current Liabilities                                      2,288,855

Long-term Liabilities:
               Convertible debt                                         679,473

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 41,035,754 shares            39,543
         Additional paid in capital                                  14,013,934
         Shares to be issued                                             14,750
         Accumulated deficit                                        (16,935,158)
                                                                   -------------
             Total Stockholders' Deficit                             (2,866,931)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    101,397
                                                                   =============

                                                        FLEXXTECH CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2002              2001               2002             2001
                                                                                    (RESTATED)                         (RESTATED)
                                                                -------------     -------------     -------------     -------------
Net revenue                                                     $         --      $         --      $         --      $         --
Cost of revenue                                                           --                --                --                --
                                                                -------------     -------------     -------------     -------------
            GROSS PROFIT/(LOSS)                                           --                --                --                --

General and Administrative expenses                                  253,164         6,516,486         1,110,984         6,964,800

                                                                -------------     -------------     -------------     -------------
            LOSS FROM OPERATIONS                                    (253,164)       (6,516,486)       (1,110,984)       (6,964,800)

Other income (expenses)
    Realized loss on sale of marketable securities                        --           (23,750)               --           (75,708)
    Litigation settlement                                                 --                --           (41,743)               --
    Gain on settlement of note receivable                            192,314                --           192,314                --
    Other income                                                          --               612                --             9,551
    Interest expense                                                 (86,525)          (80,017)         (240,533)         (102,152)
                                                                -------------     -------------     -------------     -------------
          Total other income (expenses)                              105,789          (103,155)          (89,962)         (168,309)

                                                                -------------     -------------     -------------     -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES & EXTRAORDINARY ITEM                                 (147,375)       (6,619,641)       (1,200,946)       (7,133,109)

Provision of Income tax                                                   --               800             1,600             4,800

                                                                -------------     -------------     -------------     -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM                                              (147,375)       (6,620,441)       (1,202,546)       (7,137,909)

DISCONTINUED OPERATIONS:
  Loss from operations of  discontinued subsidiary
    (Less applicable income taxes of $800)                           (95,711)         (754,848)       (1,502,172)       (1,122,157)
  Gain (loss) from disposal of subsidiary                            327,012        (1,318,071)          327,012        (1,318,071)
                                                                -------------     -------------     -------------     -------------
                                                                     231,301        (2,072,919)       (1,175,160)        (2,440,228)

NET LOSS BEFORE EXTRAORDINARY ITEM                                    83,926        (8,693,360)       (2,377,706)       (9,578,137)

EXTRAORDINARY ITEM - LOSS ON SETTLEMENT
    OF DEBTS                                                        (150,000)         (820,000)         (322,443)         (820,000)
                                                                -------------     -------------     -------------     -------------

NET LOSS                                                             (66,074)       (9,513,360)       (2,700,149)      (10,398,137)

OTHER COMPREHENSIVE LOSS:
    Unrealized loss on investments available for sale                     --           (21,130)               --          (169,130)
                                                                -------------     -------------     -------------     -------------

COMPREHENSIVE LOSS                                              $    (66,074)     $ (9,534,490)     $ (2,700,149)     $(10,567,267)
                                                                =============     =============     =============     =============


Basic and diluted loss per share from continuing operations     $      (0.00)     $      (0.49)     $      (0.05)     $      (0.60)
                                                                -------------     -------------     -------------     -------------

Basic and diluted loss per share from discontinued operations           0.01             (0.16)            (0.04)            (0.21)
                                                                -------------     -------------     -------------     -------------

Basic and diluted loss per share from extraordinary items              (0.01)            (0.06)            (0.01)            (0.07)
                                                                -------------     -------------     -------------     -------------

                                                                -------------     -------------     -------------     -------------
Basic and diluted loss per share                                       (0.00)            (0.71)            (0.10)            (0.88)
                                                                =============     =============     =============     =============


                                                                -------------     -------------     -------------     -------------
Basic and diluted weighted average shares outstanding              3,327,646        13,320,116        26,632,300        11,872,125
                                                                =============     =============     =============     =============

                                                                 3

                                       FLEXXTECH CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (UNAUDITED)

                                                                         2002              2001
                                                                                        (RESTATED)
                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $ (2,700,149)     $(10,398,137)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                      154,979           265,437
      Amortization of goodwill                                                --            71,989
      Issuance of stocks for consulting services & compensation          826,591         6,438,855
      Issuance of marketable securities for consulting services           15,000                --
      Loss on sale of marketable securities                                   --            75,708
      Loss on settlement of debt                                         322,443           820,000
      Gain on settlement of note receivable                             (192,314)               --
      Disposal of subsidiaries                                          (327,012)        1,318,071
      (Increase) / decrease in current assets
           Accounts receivable                                          (120,233)          445,173
           Insurance receivable                                               --           247,490
           Inventory                                                    (173,818)          103,726
           Prepaid expense                                               (17,871)         (130,838)
           Deposits & other current assets                                     6            10,544
      Increase /(decrease) in current liabilities
           Accounts payable                                             (748,008)          136,460
           Accrued expenses                                               12,151           225,892
           Customers' deposit and other current liabilities                   --            12,865
                                                                    -------------     -------------
           NET CASH USED IN OPERATING ACTIVITIES                      (2,948,235)         (356,765)
                                                                    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of marketable securities                                      --            98,443
           Cash balance with disposed subsidiary                         (26,335)               --
           Acquisition of property & equipment                                --           (78,278)
                                                                    -------------     -------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                     (26,335)           20,165
                                                                    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                            825,879           170,136
          Proceeds from shares to be issued                                   --            42,700
         (Payments) repayment of notes receivable                       (110,300)           13,880
          Proceeds from borrowings                                     2,671,564         1,168,168
          Payments of loans                                             (777,082)       (1,404,457)
                                                                    -------------     -------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,610,061            (9,573)
                                                                    -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (364,509)         (346,173)

CASH AND CASH EQUIVALENTS -BEGINNING                                     370,784           519,865
                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS -ENDING                                   $      6,275      $    173,692
                                                                    =============     =============

                                                 4

                              FLEXXTECH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         1.       BASIS OF PREPARATION:

         The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on April 16, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

         2.     RECENT PRONOUCEMENTS

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

         The Company does not anticipate that adoption of above pronouncements will have a material effect on our earnings or financial position.

         3.     PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiary, Flexxtech Holdings, Inc., collectively referred to as the "Company". Flexxtech Holdings, Inc.'s has a 100% owned subsidiary, Primavera Corporation, a Texas Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

         4.      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $16,935,158 including a net loss of $2,700,149 for the period ended September 30, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2002, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods. In that regard, during the nine-month period ended September 30, 2002, the Company disposed off a subsidiary in Texas, which was incurring losses to the Company.

         5.      INCOME TAXES

         No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through September 30, 2002, the Company incurred net operating losses for tax purposes of approximately $16,400,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

         Temporary differences which give rise to deferred tax assets and liabilities at September 30, 2002 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of September 30, 2002 was approximately $6,560,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                       September 30,   September 30,
                                                           2002            2001
                                                       -------------   -------------
         Tax expense (credit) at statutory rate-federal     (34)%          (34)%
         State tax expense net of federal tax                (6)            (6)
         Permanent differences                                1              1
         Changes in valuation allowance                     (39)           (39)
                                                           ------         ------
         Tax expense at actual rate                          --             --
                                                           ======         ======

         6.      STOCKHOLDERS' EQUITY

         During the nine month periods ended September 30, 2002 and 2001, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

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

         COMMON STOCK:

         On July 9, 2001, the Company reacquired 750,000 shares of common stock issued to a related party, related through common shareholder, in exchange of various notes receivable. The notes were receivable from a Corporation totaling $1,250,000. The notes, carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party.

         The Company exchanged a note receivable from a related party for 450,000 shares of the Company's common stock valued at $80,000, resulting in an extraordinary loss of $820,000.

         During six-month period ending June 30, 2001, the Company issued 135,907 shares of common stock for cash amounting $132,716, 156,820 shares for services amounting $ 153,683 and 20,000 shares for compensation amounting $ 19,600.

         During the quarter ended September 30, 2001, the Company issued 40,996 shares of common stock for cash amounting $37,420, 455,574 shares for services amounting $ 414,572 and 6,429,333 shares for consulting services to a related party for $ 5,851,000.

         During the period ended September 30, 2001, the Company cancelled 1,535,000 shares of common stock it has in its treasury.

         During the first quarter ended March 31, 2002, the Company sold 2,135,749 shares for cash in the amount of $343,358. Through September 30, 2002, the Company has received subscription of $14,750 for 31,000 shares of common stock to be issued. The Company issued 226,670 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 210,000 shares of common stock for compensation amounting $92,400.The Company issued 850,000 shares of common stock to a related party, related by common major shareholders, as a collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

         During the second quarter ended June 30, 2002, the Company sold 3,675,215 shares for cash in the amount of $480,833. The Company issued 2,082,654 shares of common stock for consulting services amounting $479,644. The Company also settled debts amounting $259,200 by issuing 1,216,284 shares of common stock valued at $431,644, thereby recording an extraordinary loss on settlement of $172,443. Included in debt settled was an amount due to a related party of $200,000. Included in the settled debt were convertible debt amounting 59,200.

         During the quarter ended September 30, 2002, the Company issued 1,875,000 shares for finders fee related to sale of common stock. The shares issued for finders' fees were valued at $93,750. The finders' fees were adjusted from the cash value of shares issued in the equity section in the financial statements. Included in those shares were 1,500,000 shares valued at $75,000 to a Company owned by a major shareholder of the Company. The Company issued 2,000,000 shares valued at $100,000 to an investor for price difference adjustment. Price difference adjustment is excess amount received from investor on sale of common stock over the market price. The Company issued 35,000 shares for consulting services amounting $$3,233. The Company issued 1,500,000 shares to the president of the Company for as compensation amounting $138,596. The Company issued 2,015,200 shares of common stock valued on conversion of debentures amounting $140,527. There was no gain or loss on conversion since the Company had booked the difference on conversion feature at the time of issuance of debentures. The Company also settled a debt of $100,000 payable to a Company owned by the majority shareholder of the Company, by issuing 5,000,000 shares valued at $250,000 resulting in an extraordinary loss of $150,000 on settlement of the debt. During the three month period ended September 30, 2002, the Company sold 344,120 shares of common stock for cash in the amount of $17,088. The Company issued marketable securities, 1,500,000 shares of a publicly traded Company valued at $225,000 in price settlement to an investor (note 10). The price settlement amount has been adjusted from the additional paid in capital.

         CONVERTIBLE DEBENTURES:

         In the year ended December 31, 2001, the company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. During the three month period ended September 30, 2002, the Company issued 2,015,200 shares of common stock in conversion of debentures amounting $140,527.

         The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $55,000 in the period ended September 30, 2001, reflected in the interest expense in the financial statement. The Company recorded, a beneficial conversion feature on the issuance of the convertible debentures amounting $125,000 in the three-month period ended December 31, 2001. The beneficial conversion feature represents the difference between the fair value of the shares and the discounted conversion price multiplied by the number of shares.

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

         STOCK OPTION PLAN

         The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through September 30, 2002.

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

         In June 2002, a suit was brought against the Company for alleged breach of contract. The suit was brought by a Note Holder for the return of principal and interest of $100,000 plus 10% interest. The loan was made on April 11, 2001. The Company has not responded to the suit and is in negotiation with the Note Holder. The Company believes it is a frivolous suit. However, should a settlement not be reached, and the plaintiff is awarded a judgment, the judgment may have an adverse material impact on the Company and its financial statements.

         During day-to-day operations, the Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

         8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         The Company paid income taxes of $-0- and interest of $26,500 during the nine month period ended September 30, 2002. The Company paid income taxes of $-0- and interest of $74,088 during the nine month period ended September 30, 2001.

         The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 6) for consulting services and compensation.

         The statement of cash flows does not include effect of disposal of subsidiary (note 11).

         9.       DISPOSAL OF SUBSIDIARY

         DISPOSAL IN THE PERIOD ENDED SEPTEMBER 30, 2002:

         On August 20, 2002, the Company sold North Texas Circuit Board. North Texas Circuit Board (NTCB), a Texas Company which was 100% owned by Primavera, a 100% owned subsidiary of Flexxtech Holdings, Inc. The Company owns 100% ownership of Flexxtech Holdings, Inc. NTCB manufactures printed circuit boards. Per the Share-purchase agreement between the Company and the purchaser (P), the following facts are related to the transaction:

         NTCB executed certain promissory notes payable to a bank in Texas. The notes were secured by the assets and 100% of the outstanding shares of NTCB. In June 2002, the Company signed an agreement with a non-related party to borrow money on various promissory notes, payable in sixty days after the signing of the notes and bearing an interest rate of 7% per annum. The Notes were secured by the properties of NTCB. Total outstanding amount on such promissory notes amounted to $576,000 at June 30, 2002. Subsequent to June 30, 2002, NTCB borrowed additional amount on promissory notes amounting $1,122,188. In July 2002, "P" purchased all the right, title and interest of bank in the bank notes amounting $557,672. "P" also acquired security interest held by bank as collateral. At the date of the agreement, total sum of $2,255,860 was owed to "P" by NTCB. Since NTCB was in default in the payments of its obligations, "P" exercised its option under the notes and the security agreements. At the Closing of the transaction, Primavera sold all of the duly issued fully paid capital stock of NTCB in consideration of the amount equal to outstanding debt to "P". It was also, agreed between the parties that "P" will pay 10% of the after tax profit of NTCB to the Company for a period of five years subsequent to the consummation of the transaction. As further consideration to "P", the Company and its subsidiaries released "P" from all debts and obligations otherwise owed by NTCB to the Company. The disposal of NTCB resulted in a net gain of $327,012 to the Company as follows:


             Value of the NTCB at disposal:                   (in 000)
                                                              --------
             Assets                                            $2,806
             Liabilities                                        3,133
             Consideration received                                --
                                                               -------
             Gain on disposal                                  $  327
                                                               =======

         Following is the results of the NTCB operations included in the loss from discontinued operations for all periods presented:

                                                       PERID ENDED
                                                      SEPTEMBER 30,
                                                    2002         2001
                                                  --------     --------
                                                  (Dollars in thousands)

         Revenue                                  $ 2,358      $ 4,814
         Expenses:
           Costs of revenue                         2,652        4,674
           Operating expenses                       1,208        1,242
                                                  --------     --------
         Total expenses                             3,860        5,916
                                                  --------     --------
         Loss from discontinued operations        $(1,502)     $(1,102)
                                                  ========     ========

         DISPOSAL IN THE PERIOD ENDED SEPTEMBER 30, 2001:

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

         The Company also, disposed off its subsidiary, Flexx Capital Partners
         (FCP). FCP, a Nevada Corporation, was formed on December 1, 2000. FCP did not have any operations during the years ended December 31, 2001 and 2000. The subsidiary was acquired for $5,000 and disposed off for zero amounts. The disposal of subsidiaries resulted in net loss of $1,318,071. Following is the summary of the transactions ((Dollars in thousands):

                                               Mardock     OpiTV       Total
                                               --------   --------   --------
         Investment                            $   600    $   850    $ 1,450
         Value of the Companies at disposal:
         Assets                                    196          2        198
         Liabilities                              (250)       (23)      (273)
         Consideration received                    (40)       (22)       (62)
                                               --------   --------   --------
         Loss on disposal                      $   506    $   807      1,313
                                               ========   ========   ========

         Loss on disposal of Flexx Capital
           Partners                                                        5
                                                                     --------
         Total loss on disposal of
           subsidiaries                                              $ 1,318
                                                                     ========

         Following is the results of the Mardock operations included in the loss from discontinued operations for all periods presented:

                                                              PERIOD ENDED
                                                           SEPTEMBER 30, 2001
                                                         (Dollars in thousands)
                                                         ----------------------
         Revenue                                                 $ 274
         Expenses:
            Costs of revenue                                       138
            Operating expenses                                     150
         Total expenses                                            288
                                                                 ------
         Loss from discontinued operations                       $ (14)
                                                                 ======

         Following is the results of the OpiTV included in the loss from discontinued operations for all periods presented:

                                                              PERIOD ENDED
                                                           SEPTEMBER 30, 2001
                                                         (Dollars in thousands)
                                                         ----------------------
         Revenue                                                   $--
         Expenses:
            Costs of revenue                                        --
            Operating expenses                                       6
         Total expenses                                              6
                                                                   ----
         Loss from discontinued operations                         $(6)
                                                                   ====

         Flexx Capital Partners did not have any operation since its inception.

         10.    PRIOR PERIOD ADJUSTMENTS

         ADJUSTMENTS AT SEPTEMBER 30, 2001:
         ----------------------------------

         Subsequent to the issuance of the Company's consolidated financial statements for the nine-month period ended September 30, 2001, the Company determined that certain transactions and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company's 2001 financial statements have been restated to correct errors as follows:

                  (1) The failure to record the debenture conversion provision of $55,000 in the three-month period ended September 30, 2001.

                  (2) Incorrect recording of stock issued for consulting services. The Company had issued certain shares during nine-month period ending September 30, 2001 and recorded at an anticipated fair value. The Company is now adjusting to record such shares at the average cash price of shares issued in the period ended September 30, 2001.

         During the nine-month period September 30, 2001, the Company issued 7,061,727 shares of common stock for services amounting $ 6,438,855. Included in the shares issued for services were 6,429,333 shares issued to a related party for services $ 5,851,000.

         The effect of the correction of these errors is as follows:

                                               Year ended September 30, 2001
                                               AS PREVIOUSLY        AS
                                                  REPORTED       RESTATED
                                               -------------   -------------
         STATEMENT OF OPERATIONS:

            Interest expense                   $    261,966    $    316,966
            Consulting expense                 $  2,126,286    $  6,328,718
            Net loss                           $ (6,140,705)   $(10,398,137)
            Basic and diluted loss per share   $      (0.52)   $      (0.88)

         ADJUSTMENTS AT DECEMBER 31, 2001:

         The Company also recorded the debenture conversion provision of $125,000 in the three month period ended December 31, 2001.

         The Company had recorded the decline in market value as a temporary loss in the statements of Operations for the year ended December 31, 2001. The Company now believes the decline in market value was other than temporary. Accordingly, a loss of $575,500 has been recognized as the realized loss in the statement of Operations for the year ended December 31, 2001. In deciding the whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements:

         The effect of the correction of errors is as follows:

                                                   Year ended December 31, 2001
                                                   AS PREVIOUSLY        AS
                                                     REPORTED        RESTATED
                                                   -------------   -------------
         STATEMENT OF SHAREHOLDERS' DEFICIT

           Accumulated deficit:                    $ (9,277,077)   $(14,235,009)
           Additional paid-in capital              $  7,388,776    $ 11,771,208


         STATEMENT OF OPERATIONS:
           Interest expense                        $    261,966    $    441,966
           Consulting expense                      $  2,126,286    $  6,328,718
           Realized loss on marketable securities  $         --    $    575,500
           Net loss                                $ (7,434,926)   $(12,392,858)
           Basic and diluted loss per share        $      (0.56)   $      (0.93)

         10. MARKETABLE SECURITES - AVAILABLE FOR SALE AND GAIN ON SETTLEMENT OF NOTE RECEIVABLE

         In August 2002, the Company settled a note receivable of $129,300 in exchange of 1,461,880 common stock of Sonic Jet Performance Inc (Sonic), a publicly traded company, 730,940 Class A and B warrants exercisable at $.01 per common share of Sonic. The shares and warrants of Sonic were valued $328,923 based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. The transaction resulted in a gain to the Company of $192,314, recorded as gain on settlement of note receivable in the financial statements. The Company exercised 730,940 Class A warrants on the same day and transferred 1,500,000 shares of Sonic valued at $225,000 to an investor for price difference adjustment. The Company also issued 100,000 shares of sonic valued at $15,000 to a consultant for consulting services rendered during the period ended September 30, 2002. As of September 30, 2002, the Company owns 592,820 shares of Sonic valued at $88,923. There was no significant change in fair value of the shares on September 30, 2002. Following is a summary of investment securities classified as available for sale as on September 30, 2002:

                                                                          Unrealized gain/
                                                Cost Basis    Fair Value      (loss)
                                                ----------    ----------  ----------------
         Marketable equity securities-Common
           stock Acquired in 2002                $ 88,923      $ 88,923      $    --

11.      SUBSEQUENT EVENTS

         a) On October 7, 2002, 10,272,144 shares of common stock were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, the president of the Company, in exchange for a Promissory Note of $45,500 principal amount and interest of $5,860.72.

         b) On October 8, 2002, Edward R. Fearon, former President of Primavera and Escamilla Capital Corporation, a related entity, received 1,250,000 and 1,750,000 shares respectively. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting $76,595.

         c) On October 31, 2002, $2,000,000 in debt owed by the Company to Western Cottonwood Corporation, a related entity, was agreed to be converted to 200 shares of Series A Preferred Stock of the Company.

         d) On November 5, 2002 Western Cottonwood Corp was issued 15,000,000 shares of common stock in exchange for $75,000 in Promissory Notes.

         e) On October 29, 2001, the Company acquired 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. In exchange, the Company agreed as soon as practical to issue 142.5 shares of a new Series A Convertible Preferred Stock of Flexxtech Corporation (hereinafter the "Series A Preferred"), to the exchanging shareholders of Paradigm.

         Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes.

         The Series A Preferred is to be convertible, in whole or in part at the option of the holder, into shares of the Common Stock of the Company. Each one share of Series A Preferred is to be convertible into the number of shares of the Company's Common Stock obtained by dividing $10,000 by 85% of the average of the lowest three intra day bids for the Company's Common Stock on the primary exchange or public market in what the Company's Common Stock is listed, over the ten trading days immediately preceding the conversion date, and multiplying the result by 120%. Fractional common shares on conversion are rounded to the nearest whole share. The Series A Preferred is to have a liquidation preference equal to $15,000 per Series A share, after which each share will share on a pro rata basis with the Common Stock, based upon the number of shares into which the Series A Preferred would have been convertible on the date of liquidation, distribution of assets, dissolution or winding up. The Series A Preferred is to also have various other anti-dilution protections.

         The Company at its sole discretion, has the option to redeem all or part of the Series A Preferred at a redemption price equal to the greater of $12,000 per share, or the market value of the Common Stock into which the Series A Preferred is convertible on the date of redemption.

         Because the Company's Articles of Incorporation do not provide for Preferred Stock, before the Series A Preferred can be authorized and issued, the shareholders of the Company, by majority in capital interest, must adopt amendments to the company's Articles of Incorporation. In the event the Company has not obtained the necessary shareholder approvals amending its Articles to create the class of Series A Preferred Stock, and is unable to issue the required Series A Preferred shares and deliver the certificates evidencing said shares to the Paradigm exchanging shareholders by the close of business at 5 p.m. Pacific Standard Time, on January 31, 2003, then in such event the Paradigm exchanging shareholders' entitlement to Series A Preferred Shares converts automatically and without further action on their part, into a right to immediately receive in lieu of said Series A Preferred Stock, that number of shares of the Company's Common Stock to which the Paradigm exchanging shareholders would have been entitled had they been previously issued the Series A Preferred Stock, and then elected on January 31, 2003 to have all of their Series A Preferred Stock converted into the Company's Common Stock in accord with the above described Series A Preferred conversion provisions.

         As part of the transaction, the Company agreed to use its best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital.

         In connection with the acquisition of Paradigm, one of the four existing vacancies on the Board of Directors of the Company was filled by the appointment on September 16, 2002, of the President of Paradigm to the Board of Directors of the Company to fill one of the existing Board vacancies.

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

The discussion and financial statements contained herein are for the three months ended September 30, 2002 and September 30, 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview:

Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. At September 30, 2002, the major holding for Flexxtech was Primavera Corporation, the parent company of North Texas Circuit Board (NTCB). On August 20, 2002 NTCB was sold to BC Electonics for the sum of $2,255,859.99, which was the amount due and owing to BC Electronics by NTCB, such sum being the balance due under the Notes("Purchaser's Debt"). In addition, Purchaser, as consideration for the Stock of NTCB, shall pay ten percent (10%) of the after tax profit of NTCB to Flexxtech, as the designee of Primavera, for a period of five (5) years. The direct settlement cost and related expenses I settlement of all liabilities of NTCB existing prior to June 19, 2002 will be treated as a reduction in amounts due under said Payments and will be deducted from payments. The five year payment period shall begin January 1, 2003 and shall continue through December 31, 2007. Additional Nature, Amount and Payment of Consideration can be viewed in the Share Purchase Agreement, filed on Form 8-K on September 19, 2002 and amended and filed on Form 8K-A on October 28, 2002.

Subsequent to September 30, 2002, we acquired 80% of W3M, Inc. (dba Paradigm Cabling Systems), the sole business of the Company as of November 1, 2002, became the business carried on by its 80%-owned subsidiary, Paradigm.

Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. It is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. During the 9-1/2 months through October 14, 2002, Paradigm booked in excess of $1,000,000 in sales of products and services.

We continue to raise money for our operations and those of Paradigm. Funds are being raised on private placements pursuant to Regulation D, Rule 506, as amended and Regulation S, as amended.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Results of Operations
---------------------

We have generated consolidated revenues of $0 for the three months ended September 30, 2002 as compared to $0 for the three months ended September 30, 2001. We have generated consolidated revenues of $0 for the nine months ended September 30, 2002 as compared to $0 for the nine months ended September 30, 2001. The revenue was netted out when we disposed of our subsidiary, North Texas Circuit Board Co., on August 20, 2002, the only revenue generating business of the Company. Currently, our cash needs include, but are at no means limited to, rent, salaries and wages, cash raising expenses and to fund operation of our subsidiary and subsequent acquisition, Paradigm Cabling Systems. All of our revenues moving forward will be attributed from the our newly acquired subsidiary, Paradigm Cabling Systems, Inc. If we are unable to continue to raise additional funds in the immediate future to fund Paradigm Cabling Systems, Inc., it will have an adverse effect on our sales and earnings.

Net Revenues
------------

We had net revenues of $0 for the quarter ended September 30, 2002 as compared to $0 for the quarter ended September 30, 2001.Are net revenues for nine months ended September 30, 2002 were $0 as compared to $0 for the nine months ended September 30, 2001. Our revenues were netted out to $0 based on our sale and disposal of our subsidiary North Texas Circuit Board Co. during the quarter.

Cost of Revenue
---------------

We incurred Cost of Revenue of $0 for the quarter ended September 30, 2002 as compared to $0 for the quarter ended September 30, 2001. We incurred Cost of Revenue of $0 for the nine months ended September 30, 2002 as compared to $ 0 for the nine months ended September 30, 2001. Our Cost of Revenue were a result of our sale and disposal of North Texas Circuit Boards Co. during the quarter.

General, Administrative and Selling Expenses
--------------------------------------------

         We incurred costs of $253,164 for the quarter ended September 30, 2002 as compared to $6,516,486 for the quarter ended September 30, 2001. We incurred costs of $1,110,984 for the nine months ended September 30, 2002 as compared to $6,964,800 for the nine months ended September 30, 2001. Our costs decreased substantially as a result of the sale of North Texas Circuit Board during the quarter and the restated adjustments from the prior periods.

Net loss before income taxes and loss on discontinued segments
--------------------------------------------------------------

We had a loss before taxes and discontinued segments of $147,375 for the quarter ended September 30, 2002 as compared to a loss of $6,619,641 for the quarter ended September 30, 2001. We had a loss before taxes and discontinued segments of $1,200,946 for the nine months ended September 30, 2002 as compared to a loss of $7,133,109 for the nine months ended September 30, 2001. Much of the loss came from the issuance of common stock for services, the sale of North Texas Circuit Board Co. and the adjustments made in the financial statement for prior periods.

Net loss
--------

We had a net loss of $66,074 for the quarter ended September 30, 2002 as compared to a net loss of $9,513,360 for the quarter ended September 30, 2001. We had a net loss of $2,700,149 for the nine months ended September 30, 2002 as compared to a loss of $10,398,137 for the nine months ended September 30, 2001. As a result of our sale of North Texas Circuit Board Co. our Net Loss for the quarter and nine months was considerably lower.

Comprehensive Loss
------------------

We had a Comprehensive Loss of $66,074 for the quarter-end September 30, 2002 as compared to a Comprehensive Loss of $9,534,490 for the quarter-end September 30, 2001. We had a Comprehensive Loss of $2,700,149 for the nine months ended September 30, 2002 as compared to a Comprehensive Loss of $10,567,267 for the nine months ended September 30, 2001.

Basic and diluted loss per share
--------------------------------

Our basic and diluted loss per share for the three month period ended September 30, 2002 was $0.00 as compared to $.71 for the three month period ended September 30, 2001. Our basic and diluted loss per share for the nine month period ended September 30, 2002 was $.10 as compared to $.88 for the nine month period ended September 30, 2001. Our Basis and diluted loss per share was significantly lower for the quarter and nine months based on the sale of North Texas Circuit Board Co. and the increase in shares outstanding.

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

In June 2002, a suit was brought against the Company for alleged breach of contract. The suit was brought by a Note Holder for the return of principal and interest of $100,000 plus 10% interest. The loan was made on April 11, 2001. The Company has not responded to the suit and is in negotiation with the Note Holder. The Company believes it is a frivolous suit. However, should a settlement not be reached, and the plaintiff is awarded a judgment, the judgment may have an adverse material impact on the Company and its financial statements.

During day-to-day operations, the Company may be involved in litigation, negotiation and settlement matters that may occur in the day to day operations of the Company and its subsidiary.

Convertible Debenture
---------------------

During the negotiation and sale of North Texas Circuit Board Co., BC Electronics, purchased for $102,000 the Giga 8800 Automatic CNC Drilling Machine that was originally funded by a $240,000 Convertible Debenture The secured parties Dutchess Private Equities Fund, L.P. received $25,500 and David Wykoff received $76,500. This totals a payment of $102,000 on a $240,000 Debenture. $138,000 remains as principle plus interest and liquidated damage.

Conversion of Note Receivable
-----------------------------

On September 4, 2002, pursuant to an Agreement to Convert Promissory Notes dated July 3, 2002, the Company converted $146,188 of principal and interest into 29,238 Units at $5.00 per Unit in Sonic Jet Performance. The Company received 1,461,880 shares of common stock, 730,940 Class A Warrants, and 730,940 Class B Warrants. The Class B Warrants were exercised at $.01 per shares, with a note due to Sonic Jet of $7,309.40 on December 31, 2002. The Class A Warrants are exercisable at $.20 per share and were received on November 14, 2002. The Total Sonic Jet shares received were 2,192,820 and were distributed as follows:
1,500,000 to Temple Securities to readjust and settle a purchase of Flexxtech Common stock from the 2nd quarter of 2002 and as a Settlement and Release. 100,000 shares to Corporate Developers, Inc. for consulting services and 592,820 to Flexxtech Corporation.

Change in Securities
--------------------

We have sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the three months ended September 30, 2002, pursuant to Regulation D, we sold 100,000 shares at $.025 per share for proceeds of $2,500. We sold 50,000 shares at $0.02 for a net amount of $1,000.

Pursuant to Regulation D, in exchange for Public Relations, compensation and consulting services, the Company issued 250,000 shares at $0.14, 135,000 shares at $0.12, and 3,000,000 shares at $0.09. No cash was received for these shares. 2,015,209 shares were issued for conversion of notes held by various 6% Convertible Debenture holders whereas May Davis was the selling agent, totaling a sum of $127,600. 5,000,000 shares were issued to Western Cottonwood Corporation as payment for a Demand Note for $100,000.

In the three months ended September 30, 2002, pursuant to Regulation S, we sold 194,120 shares at 0.07 cents per share for proceeds of $13,879.24. Pursuant to Regulation S, we issued 2,000,000 shares to Temple Securities, to readjust and settle the purchase price for shares purchased in the second quarter of 2002. In addition, Temple Securities received 1,500,000 shares of Common Stock of Sonic Jet Performance as part of a Settlement and Release Agreement

In the three months ended September 30, 2002, we sold a total of 150,000 shares pursuant to the exemptions afforded by Regulation D resulting in gross proceeds of $3,500. In the three months ended September 30, 2002, we sold a total of 194,120 shares pursuant to the provisions of Regulation S resulting in gross proceeds of $13,879.24.

We utilized the services of finders in placing the Offering. We did not utilize the services of brokers or underwriters. The Offering was self-underwritten. The Offering expenses were approximately $2,606.89 or 15%of the gross Offering proceeds. The balance of the Offering expenses were related to general sales expenses, including, but not limited to, due diligence, accounting and legal expenses.

SHARES ISSUED FOR FEES/COMPENSATION
-----------------------------------
REGULATION D
Max Capital Holdings, Inc.          250,000  Fees
Elfranco Hoogenhout                  10,000  Goodwill
Max Capital Holdings, Inc.          125,000  Fees
Atlantis Partners, Inc.           1,500,000  Fees
Greg Mardock                      1,500,000  Compensation

SHARES ISSUED AS PAYMENT ON A DEMAND NOTE
-----------------------------------------
Western Cottonwood Corporation    5,000,000  Payment on Demand note of $100,000


SHARES ISSUED FOR THE CONVERSION OF DEBT OF $127,600 PURSUANT TO 6% CONVERTIBLE
-------------------------------------------------------------------------------
DEBENTURE OFFERING.
-------------------
REGULATION D
Robert Duch                            165,625    $10,600.00
Andrew Geiss                           165,625    $10,600.00
Neil Jones                             165,625    $10,600.00
Bonney Goldstein Revocable Trust       165,625    $10,600.00
Frank Demato                           176,666    $10,600.00
John & Diana McNeish                   165,625    $10,600.00
Terry & Carol Connor                   281,250    $18,000.00
Daniel Grillo                          281,250    $18,000.00
Howard & Elaine Bull                   281,250    $18,000.00
John R. Williams                        41,667    $ 2,500.00
Koenraad Trust                          41,667    $ 2,500.00
Steven R. LeMott                        41,667    $ 2,500.00
Carl B. Ziegler                         41,667    $ 2,500.00

SHARES ISSUED AS ADJUSTMENT AND SETTLEMENT TO 2ND QUARTER PURCHASE.
-------------------------------------------------------------------
REGULATION S
Temple Securities             2,000,000    Cash purchase

Shares were issued by Pacific Stock Transfer as a readjustment to reflect the stock split.

REGULATION D
Azad Capital                     25,000    Adjustment from Stock Transfer Agent

We continue to offer the Shares to persons who are "accredited investors," as defined under Rule 506 of Regulation D of the Securities Act of 1933 as amended (the "Act"). An additional thirty-five (35) non-accredited investors may participate in the Offering. Accredited investors must have a net worth or joint net worth with their spouse of $1,000,000.00 or more, or have individual income in excess of $200,000.00 (or $300,000.00 joint income with a spouse) in each of the two most recent years and who reasonably expects an income of $200,000.00 (or $300,000.00 joint income with a spouse) in the current year.

The Offering is being conducted by us as a self underwriting. Shares in the Offering are available only through us. We have the option to extend the Offering indefinitely. We are making the Offering on a best efforts basis. This means that we have not established any minimum amount of proceeds that must be generated in the Offering. Accordingly, investors who subscribe for Shares in the earlier stages of the Offering will assume a substantially greater risk than investors who subscribe for Shares later in the Offering.

Even if we sell a substantial amount of the Shares covered by the Offering and raise maximum proceeds, such proceeds may be insufficient to implement our business plan. There is no guarantee that the funds generated by the Offering will be sufficient to cover the financial requirements for our growth.

We have arbitrarily set the price of the Shares in the Offering at a discount to the current trading market. The price of the Shares is based upon the amount of capital that we desire to raise and the percentage of our outstanding capital stock that we are willing to sell at this point in our development. We have established the price of the Shares and the value of our company without an independent appraisal. The price has no relationship to book value per share, current earnings or other generally accepted measurements of value. The Offering may involve immediate and substantial dilution.

Liquidity and Capital Resources
-------------------------------

The Company must continue to raise capital to fulfill its plan. If the Company is unable to raise any additional capital its operations will be curtailed and it may have to liquidate its current investments for operating capital. As of September 30, 2002, the Company had total Current Assets of $97,074 and Current Liabilities of $2,288,855. Cash and cash equivalents were $6,275. Stockholder's Deficit was $2,866,931. Subsequent to September 30, 2002, we acquired Paradigm Cabling Systems, Inc, Management continues to make necessary cost cutting efforts to reduce the debt and increase productivity of the Company. In its turn-around effort, management feels additional capital will be needed to complete a full turnaround. The Company will continue to raise capital for Paradigm Cabling Systems.

As a result of the sale of North Texas Circuit Board Company, the Company has reduced its debt substantially. Management continues to negotiate down its existing debt and converting such debt to equity.

Subsidiaries
------------

Flexxtech Holdings, Inc. is a wholly-owned subsidiary of our Company. At September 30, 2002, the major holding for Flexxtech was Primavera Corporation, the parent company of North Texas Circuit Board (NTCB). On August 20, 2002 NTCB was sold to BC Electonics for the sum of $2,255,859.99, which was the amount due and owing to BC Electronics by NTCB, such sum being the balance due under the Notes("Purchaser's Debt"). In addition, Purchaser, as consideration for the Stock of NTCB, shall pay ten percent (10%) of the after tax profit of NTCB to Flexxtech, as the designee of Primavera, for a period of five (5) years. The direct settlement cost and related expenses I settlement of all liabilities of

NTCB existing prior to June 19, 2002 will be treated as a reduction in amounts due under said Payments and will be deducted from payments. The five year payment period shall begin January 1, 2003 and shall continue through December 31, 2007. Additional Nature, Amount and Payment of Consideration can be viewed in the Share Purchase Agreement, filed on Form 8-K on September 19, 2002 and amended and filed on Form 8K-A on October 28, 2002.

Listed below are the subsidiaries of the Company. Various smaller investments are not listed because they represent in total less than five percent (5%) of the total portfolio assets and management may change them from time to time.

PRIMAVERA CORPORATION
---------------------

Our wholly-owned subsidiary, Primavera Corporation, sold 100% of the shares of its wholly-owned subsidiary, North Texas Circuit Board Company (NTCB) of Grand Prairie, Texas, to BC Electronics, Incorporated. All closing documents were completed and the transaction was consummated on September 13, 2002. Details on the transaction, including agreements, and reasons for sale of NTCB, were filed on Form 8-K on September 19, 2002 and amended and filed on Form 8-K/A on October 28, 2002.

PARADIGM CABLING SYSTEMS, INC.
------------------------------

Subsequent to September 30, 2002, we acquired 80% of the outstanding Common shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. Additional information on this purchase and on information on Paradigm Cabling Systems may be viewed on our Form 8-K filed on September 20, 2002 and Amended 8K-A filed on November 7, 2002.

Substantial Indebtedness
------------------------

We have a substantial amount of indebtedness. As a result of our level of debt and the terms of our debt instruments:

         - our vulnerability to adverse general economic conditions is heightened;
         - we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
         - we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;
         - our flexibility in planning for, or reacting to, changes in its business and industry will be limited; o we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

         - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

Item 3. Subsequent Events

On October 1, 2002, Flexxtech Corporation acquired 80% of the outstanding Common shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. Additional information on this purchase and on information on Paradigm Cabling Systems may be viewed on our 8K-A filed on November 7, 2002.

On October 7, 2002, 10,272,144 shares common shares were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock in exchange for a Promissory Note of $45,500 principal amount and interest of $5,860.72 at which Greg Mardock is a Note Holder.

On October 8, 2002, Edward R. Fearon and Escamilla Capital Corporation received 1,250,000 and 1,750,000 shares respectively. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1. The exchange amount for the notes as of September 30, 2002 are $76,595.00. Edward R. Fearon also received 3,000,000 shares for consulting services relating to the NTCB sale to BC Electronics.

On October 31, 2002, $2,000,000 in debt owed by Flexxtech to Western Cottonwood Corporation was agreed to be converted to 200 shares of Series A Preferred Stock of Flexxtech Corporation. Additional terms of the exchange can be viewed in The Exchange Of Debt For Agreement To Issue Stock, filed as an Exhibit on Form 8-K on November 7, 2002.

On November 5, 2002, Western Cottonwood Corporation was issued 15, 000,000 shares of common stock in exchange for $75,000 in Promissory Notes.

On November 15, 2002 we filed an Information Statement on Form 14C for the following reasons: To Change the Name of the Company from Flexxtech Corporation to Paradigm Holdings, Inc.; to approve and authorize a series of new Preferred Stock and to approve of and authorize a 1 for 200 reverse stock split. We are not soliciting proxies, and shareholders are asked not to send a proxy. We have our 50% written consent from seven shareholders.

Item 4.  Defaults Upon Senior Securities

         Not Applicable.

Item 5.  Submission of Matters to a Vote of Security Holders

         On November 15, 2002 we filed an Information Statement on Form 14C.

Item 6.  Other Information.

         Not Applicable.

Item 7.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits filed with this Report

         99.1 Certification of Greg Mardock pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  (1) On November 7, 2002 the registrant filed an 8-K/A pursuant to the acquisition of W3M, Inc. (dba Paradigm Cabling Systems)

                  (2) On October 28, 2002 the registrant filed an 8-K/A pursuant to the sale of North Texas Circuit Board Company, a subsidiary of Primavera Corporation, which is a subsidiary of Flexxtech Holdings, Inc., a subsidiary of Flexxtech Corporation.

                  (3) On September 20, 2002 the registrant filed an 8-K pursuant to the acquisition of W3M, Inc.

                  (4) On September 19, 2002 the registrant filed an 8-K pursuant to the sale of North Texas Circuit Board Company, and the resignation of certain directors and the appointment of Michael Cummings as a new director.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FLEXXTECH CORPORATION
                                           (Registrant)

Date:  November 19, 2002                   By:  /s/ Greg Mardock
                                                --------------------
                                                Greg Mardock
                                                President

--------------------------------------------------------------------------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Greg Mardock, President, Chief Executive Officer and Chief Financial Officer (principal executive officer) of Flexxtech Corporation (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Flexxtech
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers, which at this time there are none, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ GREG MARDOCK
-----------------------
GREG MARDOCK
DATE: NOVEMBER 19, 2002

--------------------------------------------------------------------------------