Form 10KSB/A
period 2001-12-31
FLEXXTECH CORP
filed 2003-01-02
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                       ----------------------------------

                                  FORM 10KSB/A2
                       ----------------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-25499

                              FLEXXTECH CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                  88-0390360
-------------------------------                          ----------------------
(State or Other Jurisdiction of                              I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                             1501 W. Shady Grove Rd.
                           Grand Prairie, Texas 75050
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

     The revenue of Flexxtech Corporation for the fiscal year ended December 31, 2001, was $0, as amended, and restated disclosing the loss from the operations of North Texas Circuit Board Co., disposed of in August 2002.

As of December 31, 2001, Flexxtech Corporation had a limited public trading market for its common stock. The aggregate market value of the common equity held by non-affiliates of Flexxtech Corporation on December 31, 2001, was $6,760,397. Directors, Officers, and ten percent or greater stockholders were assumed to be affiliates for purposes of this calculation.

The number of shares outstanding of Flexxtech Corporation's Common Stock as of December 31, 2001, was 17,869,853, and as of July 31, 2002, were 28,676,425.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [x]


                                TABLE OF CONTENTS

                                                                            Page


PART I
     Item 1   Business........................................................ 3
     Item 2   Description of Property.........................................10
     Item 3   Legal Proceedings...............................................10
     Item 4   Submission of Matters to Vote of Security Holders...............10

PART II
     Item 5   Market For Common Equity and Related Stockholder Matters........11
     Item 6   Management's Discussion and Analysis or Plan of Operation ......13
     Item 7   Financial Statements............................................18
          Independent Auditors' Report........................................18
          Balance Sheets......................................................19
          Statements of Operations............................................20
          Statement of Changes in Stockholders' Equity........................21
          Statements of Cash Flows............................................22
          Notes to Financial Statements.......................................23
     Item 8   Changes and Disagreements with Accountants......................37
     Item 9   Directors, Executive Officers, Promoters and Control Persons....37

PART III
     Item 10  Executive Compensation..........................................40
     Item 11  Security Ownership of Certain Beneficial Owners and
          Management..........................................................42
     Item 12  Certain Relationships and Related Transactions..................43
     Item 13  Exhibits and Reports on 8-K.....................................43

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-KSB may contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant, and statements preceded by, followed by or that include the words "believes," could," "expects," "anticipates," or similar expressions. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements. These include materially adverse changes in economic conditions in the markets served by the companies; competition from others in the same markets and other industry segments; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

         A. FLEXXTECH CORPORATION
         ------------------------

         1. History
         ----------

         Flexxtech Corporation (hereinafter "Flexxtech" or the "Company" or "Registrant") was originally incorporated in the State of Nevada under the name, "Color Strategies" on March 24, 1998. The Company changed its name to "Infinite Technology Corporation" on December 23, 1999. On May 4, 2000, the Company changed its name to "Flexxtech Corporation".

         From March 1998 through December 1999, the Company operated under the name "Color Strategies", and conducted a business of creating and presenting self-improvement and motivational seminars which utilized the concept of image and style enhancements.

         New management took over responsibilities in April of 2000, changed the corporate name to Flexxtech Corporation, and changed the business focus toward the acquisition of one or more operating technology companies.

         In May of 2000, Flexxtech acquired Mardock, Inc. ("Mardock"), a designer, manufacturer and distributor of apparel and promotional products to the corporate community.

         In August of 2000, Flexxtech acquired a majority interest in North Texas Circuit Board Co. (hereafter "NTCB", or "Circuit Board"). NTCB manufactures high quality, quick turn printed circuit boards. Flexxtech made this acquisition through the acquisition of 67% of the common stock of Primavera Corporation, a parent company which owned 100% of the stock of NTCB, in exchange for 195,000 shares of Flexxtech stock, valued at $325,000, plus a contribution of $1,250,000 in cash to NTCB as additional working capital.

         In September of 2000, Flexxtech acquired 80% of the outstanding stock of OpiTV.com. OpiTV.com is an I-commerce technology company in the development stage and without operations, with a business plan to market and distribute a Set-Top-Box (STB) TV device.

         In November of 2000, Flexxtech acquired an additional 13% of Primavera Corporation, the parent company of NTCB. This increase in equity brought Flexxtech's indirect ownership of NTCB from 67% to 80%.

         In late 2000, management determined that the Company's capital and management resources were spread too thin to properly address the capital needs and the management needs of its three subsidiaries. As a result, management determined to sell or close down both Mardock, Inc. and OpiTV.com, and concentrate their efforts developing the business of NTCB.

         In July of 2001, the Company sold all of its common stock ownership in Mardock, Inc.

         In July of 2001, the Company also sold all of its common stock ownership in OpiTV.com.

         At the beginning of April, 2000, the Company forward split its Common Stock on a 2 for 1 basis, increasing Common Stock outstanding from 2,668,417 shares to 5,336,834 shares.

         New management of Flexxtech which came in at the end of April, 2000, reversed this split and further reduced shares outstanding by effecting a reverse stock split on a 1 for 3 basis at the end of April 2000, thereby reducing common stock outstanding from 5,336,834 shares to 1,778,978 shares.

         In March of 2001, Flexxtech accomplished a 3 for 2 forward stock split, increasing outstanding common stock of Flexxtech from 7,338,901 shares to 11,008,367 shares outstanding.

         In each case, management was advised by legal counsel that these stock splits could be accomplished by action of the Board of Directors and without a shareholders' vote under Nevada law, and in each case no shareholder vote or consent was solicited or obtained, and the action was accomplished solely by action of the Board of Directors, and corporate filings to split the stock filed with the Nevada Secretary of State.

         In July 2001, Flexxtech acquired the additional 20% of Primavera's Common Stock and thereby an additional 20% interest in NTCB, in consideration for the issuance of 100,000 options to purchase common stock, issued to the four minority shareholders who held 20% of Primavera Corp. The options are exercisable $2.50 per share and expire on June 17, 2004.

         At December 31, 2001, the Company's only operating subsidiary was NTCB. As a result at December 31, 2001, Flexxtech operated as a holding Company, owning 100% of the outstanding capital stock of NTCB, through its ownership of 100% of Primavera Corporation, NTCB's 100% owner parent. Flexxtech had no other operations outside the activities of NTCB.

         (B) North Texas Circuit Board Company
         -------------------------------------

         Our wholly-owned subsidiary, Primavera Corporation, sold 100% of the shares of its wholly-owned subsidiary, North Texas Circuit Board Company (NTCB) of Grand Prairie, Texas, to BC Electronics, Incorporated. All closing documents were completed and the transaction was consummated on September 13, 2002.

         NTCB was the only operating business of our Company. NTCB.

         North Texas Circuit Board Company ("Circuit Board" or "NTCB") was originally incorporated in Texas in March of 1979 and from inception has been in the business of the manufacture of electronic circuit boards to spec for military, government and commercial applications. Primavera acquired 100% of NTCB from family interests in May of 2000. Flexxtech acquired 67% of Primavera in August of 2000, 13% in November of 2000, and 20% in July of 2001, bringing its total ownership to 100% of Primavera in July of 2001.

         After our acquisition of NTCB, it continued to operate at a substantial loss, despite reductions in employees and other cost cuts.

         NTCB exhausted a $500,000 bank line and was forced to borrow in excess of $1,700,000 in short term money from a private lender on terms which granted a security interest in all of its assets to the private lender. The private lender was BC Electronics, Incorporated.

         By August 20, 2002, NTCB was in default on aggregate secured debt in excess of $2,250,000, debt and BJ Electronics, Incorporated was threatening to foreclose on all NTCB assets. Flexxtech management determined it could no longer support this continuing loss, that Flexxtech and its subsidiaries did not have the capital resources to forestall a foreclosure of NTCB assets, and that the resources of Flexxtech were better expended in areas with better prospects for business profit.

         As a result, Flexxtech management entered into arms' length negotiations with BC Electronics, Incorporated which resulted in the sale of all of the NTCB stock to the creditor, in exchange for cancellation of the NTCB debt.

         As part of this negotiation, we were able to retain a 10% prospective interest in future NTCB after tax profits over the next five years, if the purchaser is able to successfully turn the NTCB business around and NTCB realizes net after tax profits. However, any such distribution is to be reduced by the costs of settlement of all accrued NTCB liabilities existing at June 19, 2002, which are incurred by the purchaser. We are uncertain as to whether this continuing interest will have any significant value in the future.

         The private lender turned purchaser, BC Electronics Incorporated, is a Texas corporation which has no relationship to NTCB, Primavera Corporation, Flexxtech or its or their officers, directors or principal shareholders.

ACQUISITION OF W3M, INC. (dba "Paradigm Cabling Systems")
---------------------------------------------------------

         On October 1, 2001, the Company acquired 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. In exchange, the Company agreed as soon as practical to issue shares of a new Series A Convertible Preferred Stock of Flexxtech Corporation (hereinafter the "Series A Preferred"), to the exchanging shareholders of Paradigm as follows:

         Name                    No. Of Shares of Series A Convertible Preferred
         -----------------------------------------------------------------------

         Michael Cummings                       71.25 shares
         Ashford Capital                        71.25 shares
                                             ---------------

                                  Total        142.50 shares

         The Series A Preferred is to be convertible, in whole or in part at the option of the holder, into shares of the Common Stock of Flexxtech. Each one share of Series A Preferred is to be convertible into the number of shares of Flexxtech Common Stock obtained by dividing $10,000 by 85% of the average of the lowest three intra day bids for Flexxtech's Common Stock on the primary exchange or public market in what Flexxtech's Common Stock is listed, over the ten trading days immediately preceding the conversion date, and multiplying the result by 120%. Fractional common shares on conversion are rounded to the nearest whole share.

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

         Because Flexxtech's Articles of Incorporation do not provide for Preferred Stock, before the Series A Preferred can be authorized and issued, the shareholders of Flexxtech, by majority in capital interest, must adopt amendments to the company's Articles of Incorporation. In the event Flexxtech has not obtained the necessary shareholder approvals amending its Articles to create the class of Series A Preferred Stock, and is unable to issue the required Series A Preferred shares and deliver the certificates evidencing said shares to the Paradigm exchanging shareholders by the close of business at 5 p.m. Pacific Standard Time, on January 31, 2003, then in such event the Paradigm exchanging shareholders' entitlement to Series A Preferred Shares converts automatically and without further action on their part, into a right to immediately receive in lieu of said Series A Preferred Stock, that number of shares of Flexxtech Common Stock to which the Paradigm exchanging shareholders would have been entitled had they been previously issued the Series A Preferred Stock, and then elected on January 31, 2003 to have all of their Series A Preferred Stock converted into Flexxtech's Common Stock in accord with the above described Series A Preferred conversion provisions.

         As part of the transaction, the Company agreed to use its best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital.

         On September 16, 2002, Michael Cummings, the President and CEO of Paradigm, and one of the two Paradigm shareholders exchanging shares, was elected to fill one of the existing vacancies on the Board of Directors of Flexxtech.

         As a result of this transaction, Flexxtech acquired Paradigm as an 80%-owned subsidiary. The remaining 20% of Paradigm's outstanding stock continues to be held Greg Wilber, Mondo Marshall and Sandra Stewart, the original Paradigm shareholders.

II. BUSINESS OF PARADIGM
------------------------

         As a result of its acquisition of 80% of Paradigm, and its previous sale on September 13, 2002 of its former wholly-owned subsidiary, North Texas Circuit Board Corp., the sole business of the Company as of November 1, 2001, became the business carried on by its 80%-owned subsidiary, Paradigm.

         PRIOR HISTORY OF PARADIGM. Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc., to establish a business of providing equipment, contract installation and technical consulting in connection with the establishment of cable systems for larger industrial and educational complexes.

         CURRENT BUSINESS. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. During the 9-1/2 months through October 14, 2002, Paradigm booked in excess of $1,000,000 in sales of products and services.

         A. PRODUCTS. The Company designs and installs voice, video/audio, and data networks utilizing copper and fiber optic products for its customers. The Company's services include:

          Project management
          Data communications services
          Structured cabling design
          Planning Installation and support services
          Hardware maintenance/installation
          Equipment installation and relocation services
          Training
          Electrical installations
          Conduit design and installation

         B. SERVICES. Paradigm's engineers design, install and service Communication Infrastructure for Voice and Data; including Copper, Fiber and Wireless Systems. The Company's staff has an aggregate of over 235 years of telecommunications experience, and management prides itself on providing a turn-key solution to meet the customer's technology needs.

         Paradigm Cabling Systems' professional infrastructure services include:

         Category 3, 5, 5e and 6 twisted pair cable installation
         Single-mode/Multi-mode fiber optics installation RG6, 8, 58, 59, and 62 coaxial cable, and .500 series broadband coax installation
         Networking equipment sales, service, and installation
         Phone switch sales, service, and programming, and installation
         Wireless LAN/WAN installation
         Electrical installations
         OSP trenching/backfill and conduit installations
         Full service 24-hour Service Department
         Technicians Certified for work with Asbestos and Lead, Firestop
           Certified, Fiber Certified, Copper Solution certified.

         C. ORGANIZATION - PARADIGM'S THREE DIVISIONS

         Paradigm's services and products have been sub-divided into three divisions:

                  Electrical Division:
                  --------------------

                  In-House Wiring
                  Main & Sub Panel Addition/Replacement
                  Additional Power Circuits (IG & Isolated)
                  Un-interruptable Power Systems (UPS)
                  Re-locatable Building Power Hookup

                  Construction Division:
                  ----------------------

                  Conduit Distribution Systems Design & Installation (EMT, IMC,
                     RIGID, PVC)
                  Concrete Cutting, Coring & Replacement
                  Asphalt Cutting & Replacement

                  Voice Division:
                  ---------------
                  Installation and Maintenance of Telephone Switching Equipment Certified Technicians from Nortel Meridian, Lucent, Telrad,
                     Panasonic, Com-Dial, Mytel
                  Complete design and relocation service
                  Structured Cabling Design, Planning, Installation and
                     Maintenance Services
                  Network Analysis, Design, Troubleshooting, and Support Project Management
                  System Integration & Hardware Maintenance
                  Equipment Installation and Relocation Services
                  Site Surveys and Construction Planning
                  Documentation/Auto CAD
                  Underground & Aerial Cable Installation
                  24 Hour/7Day-A-Week Support

         D. CUSTOMERS. Paradigm's customers range from small organizations to very large corporations, and are in a diversity of industries, from manufacturing, retail and financial to education and government.

         Complexes undertaken by Paradigm over the past four years have included the following projects:

1. WARNER BROTHERS - Installation of 51 Category 6 stationers and (2) 6-strand multimode fiber optic cables to the 3rd and 4th floor IDF's.
         (2002)

2.       VERIZON - Authorized Structured Cabling Partner. (1999)

3. UPS - Installation of OSP fiber and Copper throughout campus. Installation of 150 locations (600 Cables) in a 150,000 square foot student recreation center. Work also includes installation of fiber background to (7) IDF closets. (2001)

4. NEXTEL - Installation of 1,000 voice and data stations (4,000 Cables) in two 40,000 square foot office buildings. Work included high count OSP Fiber and copper cables. (2001)

5. UCLA - Designated Installation Contractor for UCLA Medical Center Voice and Data Communications infrastructure. (2002)

6. UNIVERSITY OF CALIFORNIA, IRVINE - Installation of OSP fiber and Copper throughout campus. Installation of 150 locations (600 Cables) in a 150,000 square foot student recreation center. Work also includes installation of fiber and copper backbone able. (2000)

7. LUCENT TECHNOLOGIES - Installation of 1,000 voice and data stations (4000 Cables) in an 180,000 square foot laser manufacturing facility. Design and install MDF, splicing 1200 pair cable, and conduit horizontal pathways. (2000)

8. PACIFIC SUNWEAR - Installation of (750) duplex category 6 voice and Data Work Area Outlets, Optical Fiber riser and paging system in two buildings totaling 320,000 square feet of clothing distribution and office space. Build-out Pacific Sunwear Corporate Data Center.

         Other customers over the past four years have included the following companies:

            Loma Linda University                       Intel
            K-Love                                      SBC
            Kaiser Permanente                           Union Bank of California
            Veterinary Pet Insurance                    Pacsun.com
            City of Hope                                Wells Fargo Bank

         As a total telecommunications services provider, Paradigm has network systems integration and installation experience with Bay Networks, 3Com, and Cisco Systems.

         E. WARRANTIES. Paradigm typically guarantees its materials and workmanship for 15 years. The Company also registers its installed systems with the manufacturer and will extend the manufacturers' warranty for the customers where applicable.

         Paradigm is an authorized Commscope, Panduit, Leviton, Ortronics, Nordx, General/Brand-Rex BICC Company, Siemon and Tyco/Amp Certified Installations Company. This enables the Company to maintain manufacturers extended performance and product warranties for its registered projects.

         F. VENDORS. Paradigm utilizes a network of manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Paradigm believes that the loss of any single source of supply would not adversely affect its business.

         G. COMPETITION. Paradigm competes with other technical service companies, many of whom have more experience and are better capitalized. Management believes it compares favorably to competitors because of Paradigm's broad suite of high quality technical services, product quality and selection, and its superior customer service.

         H. EMPLOYEES. As of November 1, 2002, the Company had 18 full time employees and no part time employees. None of the Company's employees belong to a union.

         I. PATENTS, COPYRIGHTS AND TRADEMARKS. Paradigm holds no copyrights, patents or trademarks.

         J. CAPITAL. Paradigm's capital is currently sufficient to maintain, but not to expand its business. Flexxtech, as part of the transaction whereby it acquired 80% of the outstanding stock of Paradigm, has committed to raise a total of $250,000 in additional capital for Paradigm, through the private sale of debt or equity, or perhaps a combination thereof. Whether Flexxtech will be successful in raising this capital, or over what period and at what cost, is uncertain at this time. As a result, the sources, availability and terms for additional capital to expand Paradigm's business are unknown at this date, and there is no assurance the Company will be able to obtain sufficient capital to expand its business and further implement its business plan.

         K. CAUTION REGARDING FORWARD-LOOKING STATEMENTS. Certain of the statements contained in this Form 8-K Report are not historical facts, but are "forward-looking statements". They can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking information involves important risks and uncertainties that could significantly affect otherwise expected results in the future.

         The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Persons reading this Form 8-K Report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider all the various factors which could cause actual events or results or differ materially from those anticipated by such forward-looking statements.

         (c) OTHER PORTFOLIO INVESTMENTS
         -------------------------------

         Flexxtech Holdings also owns various smaller investments which have not been listed because they represent in total less than five percent (5%) of Flexxtech Holdings' total portfolio assets.

         2 PRIMAVERA CORPORATION
         -----------------------

         On August 15, 2000 Flexxtech Holdings, Inc. acquired 67% of Primavera Corporation, a Texas corporation, and the parent company and 100% owner of the outstanding capital stock of North Texas Circuit Board Company.

         Primavera Corporation was formed in Texas on April 26, 2000. The company is currently a holding company, which operates solely through its wholly-owned subsidiary, North Texas Circuit Board Company. Primavera was organized to acquire NTCB, and did acquire 100% of NTCB in May of 2000 in consideration for a loan of $250,000 to NTCB.

         Flexxtech Holdings acquired 67% of Primavera Corporation in consideration for $1,575,000, of which $325,000 was paid in the form of 195,000 shares of Flexxtech Common Stock which was issued to the shareholders of Primavera, and $1,250,000 which was contributed in cash as additional working capital to NTCB.

         On October 31, 2000, Flexxtech's ownership was increased by 13% to 80% of Primavera Corporation, as a result of renegotiation of the original purchase agreement. No additional consideration was paid by Flexxtech for this increased interest.

         In July of 2001, the Company acquired the remaining twenty percent of Primavera's Common Stock in exchange for execution of a release in favor of the selling shareholders, thereby giving Flexxtech a 100% ownership in both Primavera and its wholly-owned subsidiary, NTCB.


ITEM 2.  DESCRIPTION OF PROPERTY

         In January 2002, Flexxtech moved its headquarters to its subsidiary's facility (NTCB) at 1501 W. Shady Grove Rd., Grand Prairie, Texas 75050. Flexxtech also leases office space at 5777 W. Century Blvd., Suite 767, Los Angeles, California 90045, under an office lease. Our monthly rent is $845 per month. Other office facilities of similar type and terms are readily available in Los Angeles.

         NTCB leases approximately 25,000 square feet of office and factory space in Grand Prairie, Texas, under a long term lease ending in April of 2001, at a rental of $10,000 per month. In July of 2002, NTCB entered into a new lease at a rent of $12,500 per month, extending through June of 2004. Facilities of similar type and terms are readily available.


ITEM 3.  LEGAL PROCEEDINGS

         On April 26, 2001 a suit filed in Los Angeles Superior Court was brought against the Company and certain officers and directors by Robert Eubanks, Larry Donizette and Luminary Ventures, Inc. The complaint was for breach of contract among other actions. Management rigorously defended itself, and believed that a settlement would be reached. Management felt that the action against the Company was not material to the business of the Company. On April 4th, 2002, a settlement was reached wherein the Company paid $8,000 in cash and issued them 90,000 warrants to acquire 90,000 shares of Flexxtech Common Stock at an exercise price of $1.60 per share exercisable through August of 2004.

         At December 31, 2001, the Company did not have, nor was it involved in any other litigation. NTCB, from time to time is involved in litigation in the ordinary course of its business. All of such litigation has been immaterial to date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Flexxtech's Common Stock is quoted on the Over-The-Counter Bulletin Board (OTCBB). There are no outstanding options or warrants to purchase, or securities convertible into our common equity other than , and . On June 12, 2001, we began trading on the OTCBB, under the symbol "FLXC". Prior to quotation on the OTCBB , we traded on the Pink Sheets OTC Electronic Quotation Service.

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


HOLDERS

         As of December 31, 2001 Flexxtech had in the aggregate 932 shareholders directly of record or in street name.


DIVIDENDS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
None.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the past two years, the Company has sold the following securities in transactions exempt from registration under the Securities Act of 1933.

                  Title &                        Nature &      Underwriting    Exemption
                  Amount of    Principal        Amount of      Discounts &      Relied
Date              Securities  Underwriters    Consideration    Commissions       Upon
-------------------------------------------------------------------------------------

06/2000            13,600         None             5%              10%          Reg. D
06/2000            22,400         None             5%              10%          Reg. D
06/2000             2,000         None             5%              10%          Reg. S

07/09/2000        253,852         None             5%              10%          Reg. D
07-09/2000         61,480         None             5%              10%          Reg. S

10-12/2000        639,119         None             5%              10%          Reg. D
10-12/2000        141,412         None             5%              10%          Reg. S

01-03/2001         38,400         None             5%              10%          Reg.D
01-03/2001         17,567         None             5%              10%          Reg. S

04-06/2001         83,833         None             5%              10%          Reg. D
04-06/2001         10,250         None             5%              10%          Reg. S

07-09/2001         31,996         None             5%              10%          Reg. D
07-09/2001          6,676         None             5%              10%          Reg. D


In the 12 months ended December 31, 2001 and pursuant to Bregulation D or Regulation S we sold:

             Amount of Securities      Price             Gross Proceeds

                  318,164              $ .21             $ 66,814
                  152,901              $ .20             $ 30,580
                    7,333              $ .30             $  2,200
                  130,000              $ .35             $ 45,500
                    3,667              $ .55             $  2,017
                   42,306              $ .65             $ 27,499
                    8,670              $ .75             $  6,502
                  105,820              $1.00             $105,820
                   15,180              $1.67             $ 25,350
                    3,000              $1.75             $  5,250
                   10,333              $3.00             $ 31,000
                ---------             ------            ---------

Total             691,554                                $312,282
                =========                               =========


We also received $30,150 in subscription for 69,689 shares of common stock yet to be issued.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion and financial statements contained herein are for the months and year ended December 31, 2001 and December 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

1.       OVERVIEW

         (a) Flexxtech changed its business focus in 2001. Flexxtech's focus was previously based on operating its three wholly or partially owned subsidiaries through May of 2001. In June 2001, management decided to concentrate management efforts and Flexxtech's resources on Flexxtech's wholly-owned subsidiary, North Texas Circuit Board, Co. ("NTCB"). Management further decided to divest itself from its two other operating companies, Mardock, Inc. and OpiTV.com, that in management's view, were not performing. As a result, in July 2001, Flexxtech sold both Mardock, Inc. and OpiTV.com. As a subsequent event, on August 20, 2002, we sold North Texas Circuit Board. We have restated our Statement of Operations by disclosing the loss from the operations of NTCB, as a separate line item in the Statement of Operations.

Summary of Disposal of NTCB
---------------------------

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


             Value of the NTCB at disposal:                (in 000)

             Assets                                         $2,806

             Liabilities                                     3,133

             Consideration received                             --
                                                           --------
             Gain on disposal                              $   327
                                                           ========

         Following is the results of the NTCB operations included in the loss from discontinued operations for all periods presented:

                                                         YEAR ENDED DECEMBER 31,
                                                           2001         2000
                                                         (Dollars in thousands)

         Revenue                                       $   5,716      $   4,071
         Expenses:
            Costs of revenue                               4,954          3,750
            Operating expenses                             2,521          1,124
                                                       ----------     ----------
         Total expenses                                    7,475          4,874
                                                       ----------     ----------
         Loss from operations of discontinued
             operations                                $  (1,759)     $    (803)
                                                       ==========     ==========

         (b) At the beginning of April, 2000, the Company forward split its Common Stock on a 2 for 1 basis, increasing Common Stock outstanding from 2,668,417 shares to 5,336,834 shares.

                  New management of Flexxtech effected a reverse stock split on a 1 for 3 basis at the end of April 2000, thereby reducing common stock outstanding from 5,336,834 shares to 1,778,978 shares.

                  In March of 2001, Flexxtech accomplished a further 3 for 2 forward stock split, increasing outstanding common stock of Flexxtech from 7,338,901 shares to 11,008,367 shares outstanding.

                  In each case, management was advised by legal counsel that these stock splits could be accomplished by action of the Board of Directors and without a shareholders' vote under Nevada law, and in each case no shareholder vote or consent was solicited or obtained, and the action was accomplished solely by action of the Board of Directors and corporate filings to split the stock filed with the Nevada Secretary of State.

      (c) ADDITIONAL CAPITAL RAISED. In the 12 months ended December 31, 2001 the Company raised a total of debt capital and convertible debt capital of $2,258,236 comprised of certain shareholders and non-shareholders loaning the Company $1,388,236 and convertible debt of $150,000 and $720,000.

                  The notes of $1,388,236 are due on demand and bear interest of 10% per annum. The $150,000 of convertible debt is payable $50,000 in August 2004 and $100,000 in April of 2004, and
                  bears interest at 10% per annum.

                  The $720,000 received are convertible debentures received from a private offering the Company commenced in August 2001. The debentures carry an interest rate of 6% per annum and are due in August 2003.

                  The holders of the $150,000 in convertible debt and the $720,000 in convertible debt are entitled to, at any time or from time to time, convert into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the closing bid price per share (as reported by Bloomberg, LP) on the closing date, or (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion.

2. YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000, AS AMENDED

         (a) Results of Operations

         The Company had loss from operation of $9,281,124 in 2001 as compared to $901,067 in 2000. This loss included general and administration costs of $7,093,656 and $822,222 for the years ended December 31, 2001 and 2000, respectively. The increase is due to issuance of 7,005,321 shares for consulting services and compensation valued at $6,318,168. The Company incurred a net loss of $12,392,858 for the year ended December 31, 2001 as compared to a net loss of $1,814,953 for the year ended December 31, 2000. $ 3,111,734 of the loss came from came from discontinued operations in 2001 as compared to $901,067 in 2000..

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

         During the nine-month period September 30, 2001, the Company issued 7,005,321 shares of common stock for consulting services and compensation amounting $6,318,168. Included in the shares issued for services were 6,429,333 shares issued to a related party for consulting services of $ 5,851,000.

         ADJUSTMENTS AT DECEMBER 31, 2001
         --------------------------------

         The Company also recorded the debenture conversion provision of $125,000 in the three month period ended December 31, 2001.

         The Company had recorded the decline in market value as a temporary loss in the statements of Operations for the year ended December 31, 2001. The Company now believes the decline in market value was other than temporary. Accordingly, a loss of $575,500 has been recognized as the realized loss in the Statements of Operations for the year ended December 31, 2001. In deciding the whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements:

         The Company failed to record general and administrative expenses of $10,550.

         The Company has restated its Statements of Operations by disclosing the loss from the operations of NTCB, disposed in 2002, as a separate line item in the Statement of Operations.

         The effect of the correction of all the errors is as follows:

                                                          Year ended
                                                       December 31, 2001
                                                       -----------------
                                                        AS PREVIOUSLY AS
                                                     REPORTED       RESTATED
                                                     --------       --------

         STATEMENT OF SHAREHOLDERS' DEFICIT
               Accumulated deficit:               $  (9,277,077)  $ (14,235,009)
               Additional paid-in capital         $   7,388,776   $  11,771,208

         STATEMENT OF OPERATIONS (excluding NTCB operations):
               Miscellaneous general and
                    administrative expenses       $          --   $      10,550
               Interest expense                   $     123,447   $     303,447
               Consulting expense                 $   2,126,286   $   6,318,168
               Realized loss on marketable
                    securities                    $          --   $     575,500
               Net loss                           $  (7,434,926)  $ (12,392,858)
               Basic and diluted loss per share   $       (0.56)  $       (0.93)

         The net loss also includes interest expense of $303,447 for the year ended December 31, 2001 verses $50,197 for 2000. Total Other Income (expenses) were $(2,185,868) and $(77,245) (including write off of goodwill of $420,188 for 2001) for the years ended December 31, 2001 and 2000, respectively. The other loss included a loss of $820,000 on settlement of note receivable in 2001. The note was exchanged for 450,000 shares of the company's common stock. Although the common stock was trading at levels of $2 per share on the date of the tranaction, the value of the block trade given the liquidity of the stock for the company was valued at $80,000,

         The Company incurred general, administrative and selling expenses of $7,093,656 for the year ended December 31, 2001 as compared to $822,222 for the year ended December 31, 2000. General, Administrative and Selling Expenses had a one time significant increase of $6,318,168 for consulting services paid in shares of common stock.

         We had a Comprehensive Loss of $12,392,858 for the year-end December 31, 2001 as compared to a Comprehensive Loss of $2,181,323 for the year-end December 31, 2000. The Comprehensive Loss includes the Discontinued Operations loss of $3,111,734.

         We have restated our Statement of Operations by disclosing the loss from the operations of NTCB, disposed in August 2002, separately. Therefore total revenues for the year ended December 31, 2001 and 2000 were $0.

         Total cost of goods sold for the year December 31, 2001 and 2000 were $ 0.

         (b) Liquidity and Capital Resources
         -----------------------------------

         As of December 31, 2001, the Company had cash and cash equivalents of $370,784 as compared to cash and cash equivalents of $ 519,865 as of December 31, 2000. At December 31, 2000, the Company had a working capital of $691,261 as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($3,045,428) as of December 31, 2001. Net cash used in operating activities was $ 1,019,128 for year ended December 31, 2001 and $ 1,102,458 for the year ended December 31, 2000. Net cash from financing activities was $ 1,057,575 for year ended December 31, 2001, as compared to $ 1,991,768 for the year ended December 31, 2000.

         The principal use of cash for the year ended December 31, 2001 was to payment of loans of $1,510,012. The Company raised a total of $ 1,255,583 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the year ended December 31, 2001, and this was used to fund the net loss from operations.

         Net cash used in investing activities was $187,528, compared with net cash used in investing activities was $372,314 for the year ended December 31, 2001 and 2000, respectively.

         We have privately sold shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the twelve months ended December 31, 2001, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued. The Company issued 6,985,321 shares of common stock for consulting services, which included 6,880,583 shares of common stock for consulting services and promotional services, which resulted in no proceeds. Of the 6,880,583 shares, 5,909,333 were issued to VLK Capital Corp., already a large shareholder in the Company. VLK subsequently disposed on 783,333 shares to Greg Mardock, an officer and director of the Company and disposed of 2,646,000 to Edward Fearon and
500.000 to Raymond Craig. The Company recorded value of shares issued to related party based upon market value of such large chunk of stock at one time and its restriction clause. The Company issued 20,000 shares of common stock for compensation amounting $91,800. The Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

         The Company issued 600,000 shares of common stock to Sierra Nevada Advisors, as collateral against a loan of $195,573. The Company has not recorded any value of such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $14,235,009 including net losses of $12,392,858 and $1,814,953 for the years ended December 31, 2001 and 2000, respectively. The Company has a shareholders deficit of $2,416,423 on December 31, 2001. These factors as discussed in Note 4 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18, the 2001 financial statements have been restated.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 14, 2002 except for note 19, as to which the date is November 14, 2002.

                              FLEXXTECH CORPORATION
                  FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                COLOR STRATEGIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Restated)


                                     ASSETS
Current Asset:
               Cash and cash equivalents                           $    370,784
               Accounts receivable, net                                 581,377
               Inventory                                                524,882
               Prepaid expenses                                          13,280
               Notes receivable - related parties                        19,000
               Deposits & other current assets                            1,582
                                                                   -------------
       Total Current Asset                                            1,510,905
                                                                   -------------

Property & equipment, net                                             1,508,205

                                                                   -------------
TOTAL ASSETS                                                       $  3,019,110
                                                                   =============


                        LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
               Accounts payable                                    $  1,438,215
               Accrued expenses                                         236,446
               Loans payable - current                                1,123,548
               Loans payable related parties                          1,758,124
                                                                   -------------
       Total Current Liabilities                                      4,556,333

Long-term Liabilities:
               Convertible debt                                         879,200

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 17,869,853 shares            17,228
         Additional paid in capital                                  11,771,208
         Shares to be issued                                             30,150
         Accumulated deficit                                        (14,235,009)
                                                                   -------------
             Total Stockholders' Deficit                             (2,416,423)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  3,019,110
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


                                        FLEXXTECH CORPORATION
                             FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                           COLOR STRATEGIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000
                                              (Restated)

                                                                           2001            2000
                                                                       -------------   -------------

Sales                                                                  $         --    $         --
Cost of sales                                                                    --              --
                                                                       -------------   -------------
            Gross profit                                                         --              --

General and Administrative expenses                                       7,093,656         822,222
                                                                       -------------   -------------
            Loss from operations                                         (7,093,656)       (822,222)

Other income (expenses)
    Impairment of goodwill                                                 (420,188)             --
    Realized loss on sale of marketable securities                          (75,708)        (53,398)
    Permanent loss on decline of value of marketable securities            (575,500)             --
    Other income (expense)                                                    7,500              --
    Loss on settlement of note receivable                                  (820,000)             --
    Interest income                                                           1,475          26,350
    Interest expense                                                       (303,447)        (50,197)
                                                                       -------------   -------------
          Total other income (expenses)                                  (2,185,868)        (77,245)
                                                                       -------------   -------------
Loss from continuing operations before
  income taxes                                                           (9,279,524)       (899,467)

Provision of Income tax                                                       1,600           1,600
                                                                       -------------   -------------


Loss from continuing operations                                          (9,281,124)       (901,067)

Discontinued operations:
  Loss from operations of subsidiary disposed in 2001
    (Less applicable income taxes of $1600) (note 14)                       (34,492)       (111,166)
  Loss from operations of subsidiary disposed in 2002, net (note 19)     (1,759,171)       (802,720)
  Loss on disposal of subsidiary in 2001, net (note 14)                  (1,318,071)             --
                                                                       -------------   -------------
                                                                         (3,111,734)       (913,886)
                                                                       -------------   -------------

Net loss                                                              # (12,392,858)   # (1,814,953)

Other comprehensive loss:
    Unrealized loss on investments available for sale                            --        (366,370)
                                                                       -------------   -------------
Comprehensive Loss                                                     $(12,392,858    $ (2,181,323)
                                                                       =============   =============


Basic and diluted loss per share from continuing operations            $      (0.70)   $      (0.15)
                                                                       -------------   -------------

Basic and diluted loss per share from discontinued operations          $      (0.23)   $      (0.16)
                                                                       -------------   -------------

Basic and diluted loss per share                                       $      (0.93)   $      (0.31)
                                                                       =============   =============

                                                                       -------------   -------------
Basic and diluted weighted average shares outstanding                  * 13,388,738       5,814,635
                                                                       =============   =============


* The basic and diluted net loss per share has been restated to retroactively effect a 2:1 forward stock split on April 14, 2000, a 1:3 reverse split on April 29, 2000 and a 3:2 forward stock split at March 26, 2001.

         Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.

       The accompanying notes are an integral part of these consolidated financial statements.


                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE YEAR ENDED DECEMBER 31, 2001 & 2000
                                                             (Restated)
                                             Common Stock
                                 ------------------------------------------
                                                               Additional      Shares                       Other          Total
                                  Number of                      paid-in        to be      Accumulated   Comprehensive Stockholders'
                                    Shares         Amount         capital       issued        Deficit    Income(loss)    Equity
                                 -------------  -------------  -------------  -----------  ------------- ------------- -------------
Balance, January 1, 2000            2,668,417          2,669   $     24,068   $       --   $    (27,198) $         --  $       (461)

Issuance of Common stock
 for consulting services              100,672            100        385,572           --             --            --       385,672

Issuance of Common stock
 for acquisition of subsidiaries    1,245,000          1,245      1,548,755           --             --            --     1,550,000

Issuance of Common stock
 against debt settlement               90,000             90         59,910           --             --            --        60,000

Issuance of Common stock for
 acquisition of marketable
 Securities                         4,950,000          4,950      1,420,050           --             --            --     1,425,000

Issuance of Common stock
 against a note receivable            750,000            750      1,249,250           --             --            --     1,250,000

Issuance of shares for cash         1,170,797          1,171      1,690,068           --             --            --     1,691,239

Unrealizable loss on
 marketable securities                     --             --             --           --             --      (366,370)     (366,370)

Net Loss for year ended
 December 31, 2000                         --             --             --           --     (1,814,953)           --    (1,814,953)
                                 -------------  -------------  -------------  -----------  ------------- ------------- -------------
Balance, December 31, 2000         10,974,885         10,975      6,377,673           --     (1,842,151)     (366,370)    4,180,127

Issuance of Common stock for
 consulting services                6,985,321          6,970      6,291,598           --             --            --     6,298,568

Issuance of Common stock
 against debt settlement               27,273             27         13,609           --             --            --        13,636

Issuance of Common stock to
 employees for compensation            20,000             20         19,580           --             --            --        19,600

Issuance of shares for cash           797,374            770        345,463           --             --            --       346,233

Cancellation of common stock
 acquired through disposal
 of subsidiaries and other
 assets (note 12)                  (1,535,000)        (1,535)    (1,456,715)          --             --            --    (1,458,250)

Issuance of shares as
 collateral for a loan                600,000             --             --           --             --            --            --

Subscription received for
 69,689 shares to be issued                --             --             --       30,150             --            --        30,150

Beneficial conversion
 feature of debentures                     --             --        180,000           --             --            --       180,000

Unrealizable loss on
 marketable securities                     --             --             --           --             --      (209,130)     (209,130)

Permanent loss on decline of
 value of marketable securities            --             --             --           --             --       575,500       575,500

Net Loss for year ended
 December 31, 2001                         --             --             --           --    (12,392,858)           --   (12,392,858)
                                 -------------  -------------  -------------  -----------  ------------- ------------- -------------
Balance, December 31, 2001         17,869,853         17,228   $ 11,771,208   $   30,150   $(14,235,009)           --  $ (2,416,423)
                                 =============  =============  =============  ===========  ============= ============= =============



                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 21


                                       FLEXXTECH CORPORATION
                           FORMERLY INFINITE TECHNOLOGY CORPORATION AND
                                         COLOR STRATEGIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000
                                            (Restated)

                                                                        2001            2000
                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $(12,392,858)   $ (1,814,953)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                      309,556         144,437
      Amortization of goodwill                                           119,357          56,745
      Impairment of goodwill                                             420,188              --
      Issuance of stocks for consulting services & compensation        6,318,168         385,672
      Loss on sale of marketable securities                               75,708          53,398
      Permanent loss on decline of value of marketable securities        575,500
      Beneficial conversion feature of debentures                        180,000
      Loss on settlement of note receivable                              820,000              --
      Discontinued operations in 2001                                  1,352,563              --
      (Increase) / decrease in current assets
           Accounts receivable                                           602,837         454,473
           Insurance receivable                                          247,490        (247,490)
           Inventory                                                     (72,340)        383,639
           Prepaid expense                                               (13,280)             --
           Deposits & other current assets                                20,545          (9,035)
      Increase /(decrease) in current liabilities
           Accounts payable                                              217,490        (260,853)
           Accrued expenses                                              187,083        (244,515)
           Deferred Income Tax                                            10,559              --
           Customers' deposit                                              2,306          (3,976)
                                                                    -------------   -------------
           NET CASH USED IN OPERATING ACTIVITIES FROM
                  CONTINUED OPERATIONS                                (1,019,128)     (1,102,458)
                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of marketable securities                                  --        (202,671)
           Sale of marketable securities                                 197,456          48,485
           Acquisition of property & equipment                          (384,984)       (218,128)
                                                                    -------------   -------------
           NET CASH USED IN INVESTING ACTIVITIES                        (187,528)       (372,314)
                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                            346,233       1,691,239
          Proceeds from shares to be issued                               30,150              --
          Proceeds from issuance of convertible debt                     879,200              --
          Payments on notes receivable                                        --        (152,524)
          Repayment of notes receivable                                    8,880              --
          Proceeds from borrowings                                     1,303,124         453,053
          Payments of loans                                           (1,510,012)             --
                                                                    -------------   -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,057,575       1,991,768
                                                                    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (149,081)        516,996

CASH AND CASH EQUIVALENTS -BEGINNING                                     519,865           2,869
                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS -ENDING                                   $    370,784    $    519,865
                                                                    =============   =============


      The accompanying notes are an integral part of these consolidated financial statements.

                                                22

1.       DESCRIPTION OF BUSINESS AND SEGMENTS

         The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000.

         Primavera Corporation (PC) was incorporated in the state of Texas on April 26, 2000. Pursuant to an acquisition agreement, dated May 11, 2000, PC acquired one hundred percent (100%) of the common shares outstanding of North Texas Circuit Board, Inc. (NTCB). NTCB was incorporated in 1978 in the state of Texas. NTCB manufactures printed circuit boards. The products are sold through its distribution center in Irving, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States. In September 2002, the Company sold North Texas Circuit Board.

         Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Primavera, the parent company of North Texas Circuit Board, Inc.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiary, Flexxtech Holdings, Inc., collectively referred to as the "Company". Flexxtech Holdings, Inc.'s has a 100% owned subsidiary, Primavera Corporation (a Texas corporation). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         INVENTORY

         Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory at December 31, 2001 consisted of:

            Raw materials                                   $     276,858
            Work-in-process                                       224,545
            Gold Tank                                              23,479
                                                            --------------
                                                            $     524,882
                                                            ==============

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

         Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2001, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2001. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded realized loss on marketable securities amounting $575,500. Total accumulated unrealized loss on marketable securities amounted to $366,370 at December 31, 2000.

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

         On December 31, 2001, the Company re-evaluated value of each acquisition based upon performance and future cash flow. The Company estimated the total value of goodwill at December 31, 2001 at zero since NTCB was having losses through December 31, 2001 and did not have goodwill value associated with it. The Company wrote off entire net goodwill of $420,188 on December 31, 2001. The write off of goodwill has been shown as a separate line item in the Statements of Operations.

         REVENUE RECOGNITION

         The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. All of the Company's revenue is from sale of Circuit Boards by NTCB. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company provides a provision for bad debts based on its evaluation of receivables.

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

         Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and does not expect these pronouncements will materially impact the Company's financial position or results of operations.

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

         The Company does not anticipate that adoption of SFAS No 145 and 146 will have a material effect on its earnings or financial position.

4.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $ 14,235,009 including net losses of $12,392,858 and $1,814,953 for the years ended December 31, 2001 and 2000, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2001, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods.

         In that regard, the Company sold 797,374 shares for cash in the amount of $346,233 and the Company received subscription of $30,150 for 69,689 shares of common stock to be issued during the year ended December 31, 2001. The company also issued convertible debentures amounting $720,000, due in August 2003 and issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004 (note 12). The Company also disposed off three of its non-profitable subsidiaries during the year 2001 (note 14) and another subsidiary in 2002 (note 19).

5.       NOTES RECEIVABLE - RELATED PARTY

         As of December 31, 2001, the Company has notes receivable from an officer of the Company, totaling $19,000. The notes bear interest rate of 10% per year, are unsecured and due on demand. Interest income from Note receivable from related parties, for the year ended December 31, 2001 and 2000, amounted to $1,000 and 26,350, respectively.

6.       INVESTMENTS IN STOCK AVAILABLE FOR SALE

         Following is a summary of investment securities classified as available for sale as on December 31, 2001:

                                        Cost Basis     Fair Value     Gross loss
                                        ----------     ----------     ----------
         Marketable equity
          securities-Common stock      $  575,500      $     --      $  575,500

         The Company has recorded the decline in market value as other than temporary. Accordingly, a loss of $575,500 has been recognized as the realized loss in the Statements of Operations for the year ended December 31, 2001. In deciding the whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements.

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
                                                      ------------
                                                      $ 1,508,205
                                                      ============

8.       LOANS PAYABLE

         The loans payable comprised of following as of December 31, 2001:

               Lender                        Terms                                       Amount
               ------                        -----                                       ------
           Note Payable         Due on demand unpaid  balance plus interest at         $ 316,130
           Comerica Bank        lower of Maximum rate defined as interest rate
                                is subject to changes under various conditions
                                maximum nonuserous rate of interest or prime
                                rate plus 2%. The note and other debtness to the
                                bank are secured by assets of NTCB.

           Revolving Line of    Receivable line of credit, payable on demand,            460,952
           credit Comerica      unpaid balance plus interest at lower of Maximum
           Bank                 rate defined as maximum nonuserous rate of
                                interest or prime rate plus 2%. The interest
                                rate is subject to changes under various
                                conditions. The note and other debtness to the
                                bank are secured by assets of the Company. The
                                note is personally guaranteed by the president
                                of NTCB.

           Note Payable         Note Payable to an affiliated company related            63,975
           BECO M-A, L.P        through common officers at Primavera. Due on
                                demand, unsecured and bears an interest rate of
                                9% per year. Total interest during the year
                                amounted to $5,400.




           Notes payable to     Due by July 2001, bear interest rates ranging           282,491
           Vendors at NTCB      from 8% to 12% and secured by the assets of
                                NTCB.

           Convertible          Due in 2003, secured by common stock of the             720,000
           debentures           Company and bear interest rates of 6% per annum
                                (see note 12)

           Convertible          Due in 2004, secured by common stock of the             159,200
           promissory notes     Company and bear interest rates of 10% per annum
                                (see note 12)

           Notes payable to     The notes are payable to related party through
           related parties      common major shareholders and officer of the
                                Company, due on demand, bear interest rate
                                ranging from 10% to 18% per year and secured by
                                the assets of the Company. Interest paid during
                                the year amounted to $88,344.                         1,758,124
                                                                                    ------------
           Total debt                                                                 3,760,872

           Less: total current                                                        2,881,672
                                                                                    ------------
           Total-long term                                                          $   879,200
                                                                                    ============

         The current portion of long-term debt has been reflected in the balance sheet on December 31, 2001, as follows:

               Loans payable - current                      $ 1,123,548
               Loans payable related parties - current        1,758,124
                                                            ------------
                                                            $ 2,881,672
                                                            ============


         The current maturity of notes payable, including capital lease obligations, is as follows:

                                                         Year Ended December 31.
                                                         -----------------------

         2001                                               $    2,881,672
         2002                                                           --
         2003                                                      720,000
         2004                                                      159,200
                                                            ---------------
         TOTAL                                              $    3,760,872
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

10.      INCOME TAXES

         No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2001, the Company incurred net operating losses for tax purposes of approximately $12,300,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

         Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2001 was approximately $ 4,920,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                  December 31,      December 31,
                                                     2001              2000
                                                  ------------      ------------

         Tax expense (credit) at statutory
            rate-federal                             (34)%             (34)%
         State tax expense net of federal tax         (6)               (6)
         Permanent differences                         1                 1
         Changes in valuation allowance              (39)              (39)
                                                  ------------      ------------
         Tax expense at actual rate                   --                --
                                                  ============      ============

11.      COMMITMENT

         Lease - NTCB leased its office and business facilities in Grand Prairie, Texas under a lease agreement for two years beginning May 2000 for $10,000 per month, with an option to renew the lease for three additional years at a rental rate of $12,500 per month. The Company had an option to purchase the property for $690,000 during the initial two-year rental term and for $750,000 during the 3-year renewal period. The Company disposed off NTCB in 2002 (note
19).

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

         COMMON STOCK:

         During the year ended December 31, 2001, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance:

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

         During the year, the Company disposed of two subsidiaries in exchange of 310,000 shares of common stock of the Company valued at $62,000. The Company exchanged a note receivable from a related party amounting $900,000 for 450,000 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000. The Company sold marketable securities to a related party for 25,000 shares of the Company's common stock valued at $66,250.

         During the year, the Company cancelled 1,535,000 shares of common stock it had in its treasury.

         During the year ended December 31, 2001, the Company exchanged 27,273 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

         During six-month period ending June 30, 2001, the Company issued 135,907 shares of common stock for cash amounting $132,716, 156,820 shares for services amounting $ 153,683 and 20,000 shares for compensation amounting $ 19,600. During the quarter ended September 30, 2001, the Company issued 40,996 shares of common stock for cash amounting $37,420 and 6,828,501 shares for services for $ 6,144,885 including 6,429,333 shares for consulting services to a related party for $ 5,851,000.

         During the three-month period ending December 31, 2001, the Company issued 620,471 shares of common stock for cash amounting $176,097. The Company issued 600,000 shares of common stock to a related party, related by common major shareholders, as a collateral against the loan of $195,573. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

         CONVERTIBLE DEBENTURES:

         The company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $180,000 reflected in the interest expense in the financial statement. The beneficial conversion feature represents the difference between the fair value of the shares and the discounted conversion price multiplied by the number of shares.

         CONVERTIBLE PROMISSORY NOTES PAYABLE

         The Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $59,200 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001 at any time, per share at a conversion price for each share of common stock equal $4.66 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every three dollars and twenty-five cents ($3.35) of the principal. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal.

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

         SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         The cash flow statements do not include following non-cash investing and financing activities:

         (1) During the year, the Company disposed of two subsidiaries in exchange of 310,000 shares of common stock of the Company, resulting in a loss of $1,318,071. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:


                      Current assets                        $      97,662
                      Non-current assets                    $     101,074
                      Current liabilities                   $     273,781

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

14.      DISPOSAL OF SUBSIDIARIES AND INVESTMENTS

         DISPOSAL IN THE PERIOD ENDED SEPTEMBER 30, 2001:

         On July 1st, 2001, the Company sold two of its subsidiaries to its previous owners. Mardock, Inc. in exchange for 200,000 shares of its common stock and OpiTV.com for 110,000 shares of its common stock (including return of 60,000 shares by an officer of OpiTV). Mardock, Inc. was established in 1986 and was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com was an I-Commerce technology company. Through June 30, 2001, OpiTV.com has not generated any revenue. The valuation of the 310,000 shares of common stock at $62,000 was based upon estimated fair value of the shares. The Company also, disposed off its subsidiary, Flexx Capital Partners (FCP). FCP, a Nevada Corporation, was formed on December 1, 2000. FCP did not have any operations during the years ended December 31, 2001 and 2000. The subsidiary was acquired for $5,000 and disposed off for zero amounts. The disposal of subsidiaries resulted in net loss of $1,318,071. Following is the summary of the transactions ((Dollars in thousands):

                                    Mardock            OpiTV          Total
                                    -------            -----          -----
     Investment                       $600             $850          $1,450

     Value of the Companies at disposal:
        Assets                         196                2             198
        Liabilities                   (250)             (23)           (273)
        Consideration received         (40)             (22)            (62)

        Loss on disposal             $(506)           $(807)         (1,313)
        Loss on disposal of Flexx
          Capital Partners                                               (5)
        Total loss on disposal of subsidiaries                      $(1,318)

         Following is the results of the Subsidiaries disposed off in 2001:

         MARDOCK:
                                       PERIOD ENDED            PERIOD ENDED
                                     DECEMBER 31, 2001      DECEMBER 31, 2000
                                  (Dollars in thousands)  (Dollars in thousands)
          Revenue                       $    285                $    455
          Expenses:
            Costs of revenue                 166                     309
            Operating expenses               146                     202
                                        ---------               ---------
               Total expenses                312                     511
                                        ---------               ---------
          Loss from discontinued
            operations                  $    (27)               $    (56)
                                        =========               =========

         OPITV:
                                       PERIOD ENDED            PERIOD ENDED
                                     DECEMBER 31, 2001      DECEMBER 31, 2000
                                  (Dollars in thousands)  (Dollars in thousands)

          Revenue                       $     --                $     --
          Expenses:
            Costs of revenue                  --                      --
            Operating expenses                 7                     (55)
                                        ---------               ---------
               Total expenses                  7                     (55)
                                        ---------               ---------
          Loss from discontinued
            operations                  $     (7)               $    (55)
                                        =========               =========

         TOTAL LOSS FROM OPERATIONS OF SUBSIDIARIES
              DISPOSED OFF IN 2001      $    (34)               $   (111)
                                        =========               =========

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

15.      SEGMENT INFORMATION

         The Company was a holding company (through a subsidiary) of two operating subsidiaries: North Texas Circuit Board, Inc. (a 100% subsidiary of Primavera, Inc.) and Mardock, Inc. North Texas Circuit Board, Inc. (NTCB) manufactures printed circuit boards. NTCB products are sold through its facility in Grand Prairie, Texas utilizing outside sales people. Deliveries are made primarily throughout the United States. Mardock was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations. The Company disposed off its subsidiary Mardock, Inc. in 2001 and NTCB in 2002. For the years ended December 31, 2001 and 2000, the Company only operated in one segment, therefore no segment information has been presented.

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

         During the nine-month period September 30, 2001, the Company issued 7,005,321 shares of common stock for consulting services and compensation amounting $6,318,168. Included in the shares issued for services were 6,429,333 shares issued to a related party for consulting services of $ 5,851,000.

         ADJUSTMENTS AT DECEMBER 31, 2001:
         ---------------------------------

         The Company also recorded the debenture conversion provision of $125,000 in the three month period ended December 31, 2001.

         The Company had recorded the decline in market value as a temporary loss in the statements of Operations for the year ended December 31, 2001. The Company now believes the decline in market value was other than temporary. Accordingly, a loss of $575,500 has been recognized as the realized loss in the Statements of Operations for the year ended December 31, 2001. In deciding the whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements:

         The Company failed to record general and administrative expenses of $10,550.

         The Company has restated its Statements of Operations by disclosing the loss from the operations of NTCB, disposed in 2002 (note 19), as a separate line item in the Statement of Operations.

         The effect of the correction of all the errors is as follows:

                                                       AS PREVIOUSLY AS
Year ended December 31, 2001                      REPORTED         RESTATED
                                                --------------    --------------
     STATEMENT OF SHAREHOLDERS' DEFICIT
          Accumulated deficit:                  $  (9,277,077)    $ (14,235,009)
          Additional paid-in capital            $   7,388,776     $  11,771,208

     STATEMENT OF OPERATIONS (excluding NTCB operations):
          Miscellaneous general and
            administrative expenses             $          --     $      10,550
          Interest expense                      $     123,447     $     303,447
          Consulting expense                    $   2,126,286     $   6,318,168
          Realized loss on marketable
            securities                          $          --     $     575,500
          Net loss                              $  (7,434,926)    $ (12,392,858)
          Basic and diluted loss per share      $       (0.56)    $       (0.93)

19.      SUBSEQUENT EVENT

         FILING AND WITHDRAWAL OF REGISTRATION STATEMENT:

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

         DISPOSAL OF A SEGMENT IN THE PERIOD ENDED SEPTEMBER 30, 2002:

         On September 2002, the Company sold North Texas Circuit Board. North Texas Circuit Board (NTCB), a Texas Company which was 100% owned by Primavera, a 100% owned subsidiary of Flexxtech Holdings, Inc. The Company owns 100% ownership of Flexxtech Holdings, Inc. NTCB manufactures printed circuit boards. Per the Share-purchase agreement between the Company and the purchaser (P), the following facts are related to the transaction:

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

         Value of the NTCB at disposal:                     (in 000)

         Assets                                              $2,806

         Liabilities                                          3,133

         Consideration received                                  --
                                                            --------

         Gain on disposal                                   $   327
                                                            ========

         Following is the results of the NTCB operations included in the loss from discontinued operations for all periods presented:

                                                       YEAR ENDED DECEMBER 31,
                                                           2001         2000
                                                        (Dollars in thousands)
                                                       -----------   -----------
          Revenue                                      $    5,716    $    4,071
          Expenses:
            Costs of revenue                                4,954         3,750
            Operating expenses                              2,521         1,124
                                                       -----------   -----------
            Total expenses                                  7,475         4,874
                                                       -----------   -----------
          Loss from operations of discontinued
            operations                                 $   (1,759)   $     (803)
                                                       ===========   ===========

         ISSUANCE OF STOCK:

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

         e) On October 1, 2002, the Company acquired 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. In exchange, the Company agreed as soon as practical to issue 142.5 shares of a new Series A Convertible Preferred Stock of Flexxtech Corporation (hereinafter the "Series A Preferred"), to the exchanging shareholders of Paradigm.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OFFICERS AND DIRECTORS

         The names and ages of all of our directors and executive officers at December 31, 2001, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                       Age              Position Held & Since (1)
----                       ---              -------------------------

Greg Mardock (1)            46         President, Chief Executive Officer and a
                                       Director.

Chris H. Beshlian           33         Secretary, Treasurer and Director.

Khanh Tran                  36         Director.

David Pimentel              31         Director

Edward Fearon               56         Chairman, CEO and Director of NTCB (2)
                                       CEO and Director of Primavera Corporation

Linette Malloy              36         President and Director of NTCB

Hector Escamilla Jr.        45         CFO and Director of NTCB and President
                                       and Director of Primavera Corporation (2)

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

(2) North Texas Circuit Board is a wholly-owned subsidiary of Primavera Corporation. Primavera Corporation is a wholly-owned subsidiary of Flexxtech Holdings, Inc., a wholly-owned subsidiary of the Company.


BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS

         GREG MARDOCK, age 46, currently serves as President and CEO and has served as a Director of our Company since April 2000. Mr. Mardock also serves as the President and CEO of Mardock, Inc., a subsidiary of Flexxtech Holdings, Inc. Mardock, Inc. designs, manufactures, and distributes corporate promotional products. Mardock is developing its e-commerce site to become the premier corporate promotional company on the Internet. Mr. Mardock is also a Partner in Oregon.com, a state-wide portal providing information on the State of Oregon, and in Oregon Interactive, an e-commerce site designer and developer. He further serves as the President of Sterling Golf, Inc., a golf equipment distributor. From 1976 to 1986, Mr. Mardock served as Founder and President of Sports Graphics, Inc. and has designed and produced products for Nike's Sports Apparel Program, Speedo Swimwear, Guess Athletic, K Swiss Footwear, and Panasonic, among others.

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

         KHANH TRAN, age 36, has served as a Director of our Company since April 2000. Since 1994, Mr. Tran has served as Chairman, President, CEO and founder of Chameleon Technology, Inc., a fiber channel design and development company, which was acquired by Applied Micro Circuits (NASDAQ: AMCC) in March 2000. Mr. Tran has lead design teams at Motorola, Boeing, Atmel, Applied Materials, Rockwell, LSI Logic and Western Digital. Mr. Tran has also served as VicePresident of Design Engineering with California ASIC Technical Services, Inc. from May 1992 to November 1994. From 1988 to 1992, Mr. Tran served as a Design Manager for Lasarray Corporation. Mr. Tran holds a BS degree in Electrical Engineering from the University of California, Irvine and an MBA from California State University, Fullerton.

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

         EDWARD FEARON, age 56 currently serves as the CEO and Director of the Company's subsidiary, Primavera Corporation and Chairman and CEO of North Texas Circuit Board Company. Mr. Fearon, a physicist, filed his first United States patent application in 1966 and for a period of more than thirty years has been engaged in the research, development and invention of devices in the Electronics Article Surveillance and other industries. He holds many United States and foreign patents. Mr. Fearon is regarded as one of the founders of the Electronic Article Surveillance field. His patents in the EAS field were licensed to 3M and Sensormatic and are for surveillance of books, audio and videotapes, clothing and other merchandise. In 1966, Mr. Fearon served with ElectroChemical Laboratories in Tulsa, Oklahoma where he was Vice President of R & D. Their principal business related to the Oil Industry and Defense. In 1969 Mr. Fearon joined Standard Engineering & Manufacturing Co. (SEMCO) as Vice President of R&D. Their principal business was Electronic Article Surveillance. In 1971, Mr. Fearon founded and served as President of SD&E, Inc. dba Systems Development & Engineering. The principal business of SD&E related to the Oil Industry, EAS and Defense. He managed SD&E until 1986. In 1973, he became the managing partner of Martin Wholesale, Inc. (MWI). MWI was a national distributor for Sony, Panasonic, Sharp, Hitachi and other commercial lines. In 1988 Mr. Fearon served as Chairman of the Board and Chief Executive Officer of EAS Technologies, Inc., a public company, and served as director of Canyon Creek National Bank (CCNB) and a member of the CCNB loan and discount committee. Mr. Fearon founded Computer Crossroads of America, Inc., (CCA) in 1979. He was President and majority shareholder from 1979-1995. CCA was a designer, integrator and manufacturer of defense related computer equipment. Mr. Fearon founded Critical Solutions International, Inc. (CSI) in 1999 and serves CSI as Chairman of the Board and Chief Executive Officer. CSI is a defense contractor with a concentration in countermine technologies.

         LINETTE MALLOY, age 36 serves as President and Director of NTCB. In June 2001 Ms. Malloy was appointed as President of NTCB. During the past two and half years with NTCB, Ms. Malloy at various stages served as Vice President / General Manager, Quality Manager, and Engineering Manager. From 1984 to 1998, Ms. Malloy served as General Manager of Mania Testerion Texas. Mania Testerion manufactures electrical test equipment and provides electrical test services for the printed circuit board manufacturing industry.

         HECTOR ESCAMILLA JR., age 45 is Chief Financial Officer and Director of North Texas Circuit Board Co., and President and Director of Primavera Corporation. Mr. Escamilla attended Southern Methodist University and graduated summa cum laude with a Bachelors of Business Administration degree in 1977. He became a Certified Public Accountant in 1980. Mr. Escamilla began his career in 1977 as a Staff Accountant in the Dallas office of Price Waterhouse & Co., a large international accounting firm, and was promoted to Senior Accountant in 1980. He left PW in January, 1981 to become Controller/Tax Manager for a company owned by the Lay family of Dallas and eventually became the Chief Financial Officer for various Lay family entities. His responsibilities included all aspects of financial management, tax planning and compliance, as well as negotiation of business and investment transactions in the U.S. and Mexico. In 1991, he formed Escamilla Capital Group to provide business, financial and tax consulting services to individuals, trusts and closely held companies doing business in the U.S. and Mexico. Mr. Escamilla is very active in civic affairs in Dallas. He currently serves on the Board of Directors of the Dallas Museum of Art (where he chairs the Budget and Finance Committee), Children's Health Services of Texas, and YMCA of Metropolitan Dallas. Texas Governor George W. Bush recently appointed Mr. Escamilla to serve on the Board of Directors of the Trinity River Authority of Texas. Mr. Escamilla served on the Board of Directors of the Greater Dallas Hispanic Chamber of Commerce from 1989 through 1996, and was elected Chairman of the Board for the 93/94 year. Mr. Escamilla is fluent in Spanish and English.

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

SUMMARY COMPENSATION TABLE

                                   Annual Compensation                          Long Term Compensation

                                                                            Awards                Payouts
                                                                     ---------------------  ----------------------
                                                                                Securities
Name and                                                 Annual      Restricted Underlying  LTIP         All
Principal                                              Compensation   Award(s)  Options/   Payouts   Compensation
Position                Year     Salary($)   Bonus($)      ($)          ($)      SARs(#)     ($)         ($)
--------                ----     ---------   --------      ---          ---      -------     ---         ---
Greg Mardock(1)         2001      12,000        -0-        -0-          -0-(1)     -0-       -0-         -0-
CEO, Director

Chris H. Beshlian       2001         -0-        -0-        -0-          -0-        -0-       -0-         -0-
Secretary, Treasurer
and a Director

Khan Tran               2001         -0-        -0-        -0-          -0-        -0-       -0-         -0-
Director

David Pimentel          2001         -0-        -0-        -0-          -0-        -0-       -0-         -0-
Director

Linette Malloy(2)       2001      85,000        -0-        -0-      -2,000-        -0-       -0-         -0-
President (NTCB)

Edward Fearon           2001      30,000        -0-        -0-          -0-(1)     -0-       -0-         -0-
CEO (NTCB)

Hector Escamilla, Jr.   2001         -0-        -0-        -0-          -0-        -0-       -0-         -0-
CEO (Primavera)
----------------------------------------------------------------------------------------------------------------

(1) Mr. Mardock received compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary, Flexxtech Holdings, Inc. VLK Capital Corp. was issued 5,909,333 shares of common stock for managerial services valued at $.902 per share, as amended for the 18 month period from January 2001 through June 2002. VLK subsequently issued 783,333 shares to Greg Mardock and 2,646,000 shares to Edward Fearon..

(2) Linette Malloy received compensation from North Texas Circuit Board Co., a wholly-owned subsidiary of Primavera Corp., a wholly-owned subsidiary of Flexxtech Holdings, Inc., a wholly-owned subsidiary of the Company. (3) Edward Fearon received compensation from North Texas Circuit Board Co of $30,000.

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

COMPENSATION OF DIRECTORS

         We pay no fees to members of our Board of Directors for the performance of their duties as directors. The Board of Directors also serves as an Audit Committee. We have not established other separate committees of the Board of Directors.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                   (1)                               (2)
                   Name and                          Amount and
                   Address of                        Nature of        (3)
Title of           Beneficial                        Beneficial       Percent of
Class              Owner                             Owner            Class
-----              -----                             -----            -----

Common         VLK Capital Corp. (1)                6,025,000             33.72%
               3620 NW Westside Road
               McMinnville, OR 97128

Common         Gregport Land and Investment (2)       650,000              3.64%
               3620 NW Westside Road
               McMinnville, OR 97128

Common         Greg Mardock (1) (2)                   783,333              4.38%
               3620 NW Westside Road
               McMinnville, OR 97128

Common         Edward Fearon                        2,729,250             15.27%
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

SECURITY OWNERSHIP OF MANAGEMENT

Title of       Name and                        Amount and            Percent of
Class          Address of                      Nature of             Class
               Beneficial                      Beneficial
               Owner                           Owner


Common         Edward Fearon                   2,729,250              15.27%
               14908 Havenshire Place
               Dallas, TX 75250

Common         Greg Mardock (1)                7,458,333              41.74%
               3620 NW Westside Road
               McMinnville, OR 97128

Common         Hector Escamilla Jr.               63,750                < 1%
               5956 Sherry Lane, Suite 1616
               Dallas, TX 75225

Common         Linette Malloy                     10,000                < 1%
               1501 W. Shady Grove
               Grand Prairie, TX 75050

--------------------------------------------------------------------------------
Officers & Directors as a group               10,261,333 shares       57.42%
--------------------------------------------------------------------------------

         Greg Mardock is a shareholder, officer and director of Gregport Land and Investment and VLK Capital Corp. The shares are owned by Gregport Land and Investment and VLK Capital Corp.

CHANGES IN CONTROL

         We have no arrangements at this time, which might result in a change in control of our Company. However future acquisitions may result in the issuance of additional shares of our stock, which may result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) On July 9, 2001, the Company canceled and returned a promissory note receivable it was holding for $900,000 payable by VLK Capital, a major shareholder of the Company, in exchange for VLK Capital's return to the Company and its cancellation and return to treasury of 450,000 shares of the Company's common stock. At the time of the transaction the common stock was trading near $2 per share with an illiquid market. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

(b) On July 1, 2001 the Company sold 100,000 shares of Easyriders, Inc. to Sierra Nevada Advisers, Inc., a shareholder of Flexxtech, in consideration for the return to the Company and its cancellation and return to treasury of 25,000 shares of the common stock of Flexxtech.

(c) In July of 2001 Flexxtech Holdings, Inc., sold Mardock, Inc. back to its original owner Greg Mardock, the CEO and a Director of Flexxtech, in exchange for his agreement to assume the liabilities of Mardock Inc. and the transfer by Greg Mardock to Flexxtech of 200,000 shares of Flexxtech Common Stock, which was valued at $3.00 per share and retired as treasury stock. Mardock, Inc. subsequently ceased operations and went out of business.

(d) In July of 2001, Flexxtech Holdings, Inc., sold its 82% ownership interest in OpiTV.com. to Mardock, Flexxtech's CEO and a Director, in exchange for Greg Mardock's agreement to assume the liabilities of OpiTV and the transfer by Greg Mardock to Flexxtech of 110,000 shares of Flexxtech's Common Stock, which was retired as treasury stock. OpiTV.com was a start-up company with no sales or operations. OpiTV.com had a negative net worth.


ITEM 13. EXHIBITS AND REPORTS ON 8-K

         (a) Exhibits

         None will be filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Registrant:
                                                 FLEXXTECH CORPORATION

                                                 By: /s/ Greg Mardock
                                                     --------------------------
                                                     Greg Mardock
                                                     President and Chairman of
                                                     the Board of Directors

                                                 Date: December 30, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Capacity in Which Signed                Date
---------                     ------------------------                ----

/s/ Greg Mardock         President and Chief Executive         December 30, 2002
--------------------     Officer and a Director
Greg Mardock