Form 10KSB
period 2002-12-31
FLEXXTECH CORP
filed 2003-04-15
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                       ----------------------------------

                                  FORM 10K-SB
                       ----------------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002.

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

                         18 Technology Drive, Suite 140A
                                Irvine, CA 92618
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 753-7551
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The net losses of Flexxtech Corporation for the fiscal year ended December 31, 2002, was $3,349,572, disclosing the loss from the operations of North Texas Circuit Board Co., disposed of in August 2002 and the complete rescission of the W3M, Inc. (dba Paradigm Cabling Systems) on April 8, 2003.

As of December 31, 2002, Flexxtech Corporation had a limited public trading market for its common stock.

The number of shares outstanding of Flexxtech Corporation's Common Stock as of December 31, 2002, was 85,595,243.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [x]

                                TABLE OF CONTENTS

                                                                               Page
PART I
     Item 1   Business....................................................       3
     Item 2   Description of Property.....................................       6
     Item 3   Legal Proceedings...........................................       6
     Item 4   Submission of Matters to Vote of Security Holders...........       6

PART II
     Item 5   Market For Common Equity and Related Stockholder Matters....       7
     Item 6   Management's Discussion and Analysis or Plan of Operation ..      10
     Item 7   Financial Statements........................................      13
              Independent Auditors' Report................................      14
              Balance Sheets..............................................      15
              Statements of Operations....................................      16
              Statement of Changes in Stockholders' Equity................      17
              Statements of Cash Flows....................................      18
              Notes to Financial Statements...............................      19
     Item 8   Changes and Disagreements with Accountants..................      39
     Item 9   Directors, Executive Officers, Promoters and
              Control Persons.............................................      39

PART III
     Item 10  Executive Compensation......................................      40
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management..................................................      41
     Item 12  Certain Relationships and Related Transactions..............      43
     Item 13  Exhibits and Reports on 8-K.................................      43

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB may contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant, and statements preceded by, followed by or that include the words "believes," could," "expects," "anticipates," or similar expressions. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements. These include materially adverse changes in economic conditions in the markets served by the companies; competition from others the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

         A. FLEXXTECH CORPORATION

         1. History

(A) Flexxtech Corporation (hereinafter "Flexxtech" or the "Company" or "Registrant") was originally incorporated in the State of Nevada under the name, "Color Strategies" on March 24, 1998. The Company changed its name to "Infinite Technology Corporation" on December 23, 1999. On May 4, 2000, the Company changed its name to "Flexxtech Corporation".

         From March 1998 through December 1999, the Company operated under the name "Color Strategies", and conducted a business of creating and presenting self-improvement and motivational seminars, which utilized the concept of image and style enhancements.

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

         At the beginning of April 2000, the Company forward split its Common Stock on a 2 for 1 basis, increasing Common Stock outstanding from 2,668,417 shares to 5,336,834 shares.

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

         In each case, management was advised by legal counsel that these stock splits could be accomplished by action of the Board of Directors and without a shareholders' vote under Nevada law, and in each case no shareholder vote or consent was solicited or obtained, and the action was accomplished solely by action of the Board of Directors, and corporate filings to split the stock were filed and accepted by the Nevada Secretary of State.

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

         In August 2002, the Company settled a note receivable of $136,609 in exchange of 1,461,880 common stock of Sonic Jet Performance Inc (Sonic), a publicly traded company and 730,940 Class A and B warrants of Sonic's common stock, exercisable at $.01 per share. The shares and warrants of Sonic were valued $328,923 based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. The transaction resulted in a gain to the Company of $192,314, recorded as gain on settlement of note receivable in the financial statements. The Company exercised 730,940 Class A warrants on the same day and delivered 1,500,000 shares of Sonic valued at $225,000 to an investor in the Company's stock, for price difference adjustment. The Company also delivered 100,000 shares of sonic valued at $15,000 to a consultant for consulting services rendered during the period ended September 30, 2002. During the quarter ended December 31, 2002, the Company delivered 200,000 shares of Sonic valued at $30,000 to a consultant for consulting services rendered during the period ended December 31, 2002. During the quarter ended December 31, 2002, the Company delivered 392,820 shares of Sonic in exchange of a note payable to a related party, related through common major shareholder. The note payable settled amounted to $39,282, resulting in a loss of $19,641 on settlement of the debt. As a result of above transactions, the Company did not have any investment in marketable securities as of December 31, 2002.

         On August 20, 2002, the Company sold North Texas Circuit Board.

         NTCB executed to a third party in exchange for cancellation of debt of approximately $2,255,860 and retension by the Company of a 10% interest in the after tax profit of NTCB to the Company for a period of five years subsequent to the consummation of the transaction. As further consideration to "P", the Company and its subsidiaries released "P" from all debts and obligations otherwise owed by NTCB to the Company. The disposal of NTCB resulted in a one time, non cash extraordinary net gain of $327,012 to the Company as follows:

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
                                                               =======

         On October 31, 2002, 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems") (W3M) were acquired by the Company. The Company was required pursuant to the Acquisition Agreement to issue 142.5 shares of a new Series A Convertible Preferred Stock of the Company to the shareholder's of W3M, Inc. Subsequent to the year ended December 31, 2002, W3M ceased its operating activities, and is no longer earning any revenue and is in a dormant state. On April 8, 2003, the Company and previous owners of W3M agreed that the transaction is void ab initio (that is, at its inception), with the effect that W3M remains the owner of all of its assets and the shares of the Company's preferred stock are restored to the status of authorized but un-issued shares. The Company has recorded $140,000 as loss on investment in the financial statements.

            On November 15, 2002 the Company filed a Schedule 14C Information Statement, and on or about December 6, 2002 the Company received Written Consent from seven of the shareholders of the Company who in the aggregate hold more than fifty percent of the Company's outstanding common stock, to amend the Company's Articles of Incorporation in certain respects. As a result of this authorization on December 6, the Company accomplished

         (a) To provide for one hundred thousand (100,000) shares of Preferred Stock, to be issued in series with such rights and preferences as may be set from time to time by the Board of Directors, and;

         (b) A 1 for 200 reverse split of the Company's outstanding common stock on a one new common share for each 200 old common share basis. All fractional shares resulting from such reverse stock split would be rounded up to the next whole share.

         On December 27, 2002 the Company disposed of 100% of Flexxtech Holdings, Inc. Flexxtech Holdings was the parent corporation of Primavera Corporation, who in turn was the parent corporation of North Texas Circuit Board
(NTCB). After the sale of NTCB, Flexxtech Holdings has no significant assets and in order to eliminate additional legal, accounting and expenses the subsidiary was disposed of to Western Cottonwood Corp., an affiliate, for normal consideration..

II  Business of North Texas Circuit Board Company

         Our wholly-owned subsidiary, Primavera Corporation, sold 100% of the shares of its wholly-owned subsidiary, North Texas Circuit Board Company
(NTCB)of Grand Prairie, Texas, to BC Electronics, Incorporated. All closing documents were completed and the transaction was consummated on September 13, 2002.

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

         NTCB exhausted a $500,000 bank line and was forced to borrow in excess of $1,700,000 in short term money from a private lender on terms, which granted a security interest in all of its assets to the private lender. The private lender was BC Electronics, Incorporated.

         By August 20, 2002, NTCB was in default on aggregate secured debt in excess of $2,250,000, debt and BJ Electronics; Incorporated was threatening to foreclose on all NTCB assets. Flexxtech management determined it could no longer support this continuing loss, that Flexxtech and its subsidiaries did not have the capital resources to forestall a foreclosure of NTCB assets, and that the resources of Flexxtech were better expended in areas with better prospects for business profit.

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

         The private lender turned purchaser, BC Electronics Incorporated, is a Texas corporation, which has no relationship to NTCB, Primavera Corporation, Flexxtech or its or their officers, directors or principal shareholders.

III BUSINESS OF FLEXXTECH

        As a result of its rescission of the acquisition transaction with W3M, Inc. on April 8, 2003 and its previous sale on September 13, 2002 of its former wholly-owned subsidiary, North Texas Circuit Board Corp., the Company does not have an operating business. It is the intent of new management to continue as a public company and seek out business opportunities that will add value to the Company. Greg Mardock, an officer and director of the Company will be resigning in all capacity as an employee and director of the Company immediately following the filing of the Form 10-KSB. Michael Cummings, a Director resigned on April 8, 2003. On April 9, 2003 the Board of Directors of the Company filled three of the four vacant seats with the following new directors: Michael A. Novielli, Douglas H. Leighton, and Theodore Smith.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company operates from an office suite located at 18 Technology Drive, Suite 140A, Irvine, California 92618.

ITEM 3.  LEGAL PROCEEDINGS

            In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements. Subsequent to the year ended December 31, 2001, the Company settled the litigation by agreeing to pay the plaintiffs a sum of $8,000 and 412 shares of restricted common stock and 450 options to purchase common stock of the Company at $1.66 per share, with an expiration date of January 1, 2004.

            In the year ended December 31, 2002, a suit was brought against the Company alleging the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the Plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery of recovery against the Company and several other defendents and alleging fraud, breach of contract, misrepresentation, convesion and securities fraud against the Company. Presently, the complaint and cross-complaint have been answered by the Company and discovery has commenced. The plaintiff has filed a motion to compel further discovery and for sanctions. Management of the Company is opposing the claims and alleges that it delivered a properly issued convertible note to the plaintiff. In the opinion of the Company's counsel, the Company's exposure in the case is $100,000 for the investment plus interest. However, if the claims against the Company are successful, the punitive damages could triple the damages. The Company has accrued $300,000 in the accompanying financial statements against any possible outcome.

            The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

            Subsequent to December 31, 2002, Cohen Mohr LLP, prior legal counsel for the company was award a default judgment relating to legal services provided in 2001 and 2002, cost of suit and interest of $8,900.

            The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AMENDMENT OF CHARTER, BYLAWS OR OTHER DOCUMENTS

            On November 15, 2002 the Company filed Schedule 14C Information. On or about December 6, 2002 the Company received Written Consent from seven of the shareholders of the Company who in the aggregate hold more than fifty percent of the Company's outstanding common stock, to amend the Company's Articles of Incorporation as follows:

         (a) To change the name of the Company to Paradigm Holdings, Inc. at a time to be determined by the Board of Directors.

         (c) To provide for one hundred thousand (100,000) shares of Preferred Stock, to be issued in series with such rights and preferences as may be set from time to time by the Board of Directors, and;

         (d) To conduct a 1 for 200 reverse split of the Company's outstanding common stock on a one new common share for each 200 old common share basis. All fractional shares resulting from such reverse stock split would be rounded up to the next whole share.

            The Company's management believed the Company has too many shares of Common Stock outstanding, which impacts negatively in management's view on the trading range in public markets for the Company's Common Stock.

            The Company had initially, pursuant to the terms of the acquisition agreement between W3M, Inc., which has been rescinded, require the Company to amend its Articles to create a class of Preferred Stock. At the same time, management believed there will be opportunities for the Company to acquire additional business in the future, with the issuance of additional series of Preferred Stock in the future. As a result, management has determined that the Company should amend its Articles of Incorporation to provide for the issuance of up 100,000 shares of Preferred Stock, in series and with such terms as may be set from time to time by the Board of Directors.

            The Company's management believed at the time of the W3M, Inc. acquisition a name change was necessary to portray the new change of business. The Board of Directors were given the authority to change the name of the Company to Paradigm Holdings, Inc. at their discretion.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Flexxtech's Common Stock is quoted on the Over-The-Counter Bulletin Board (OTCBB). There are no outstanding options or warrants to purchase, or securities convertible into our common equity. On June 12, 2001, we began trading on the OTCBB, under the symbol "FLXC". Prior to quotation on the OTCBB, we traded on the Pink Sheets OTC Electronic Quotation Service.

         The table below sets forth the high and low bid prices for our Common Stock for each quarter within the last three fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                  Common Stock Bid
                  -----------  ------------   ---------  ---------
                                                High       Low
                  -----------  ------------   ---------  ---------
                  Fiscal 2000:
                  -----------  ------------   ---------  ---------
                               1st Quarter     $0.00       $0.00
                  -----------  ------------   ---------  ---------
                               2nd Quarter     $3.67       $3.67
                  -----------  ------------   ---------  ---------
                               3rd Quarter     $4.83       $3.33
                  -----------  ------------   ---------  ---------
                               4th Quarter     $7.33       $3.67
                  -----------  ------------   ---------  ---------


                  Fiscal 2001:
                  -----------  ------------   ---------  ---------
                               1st Quarter     $8.00       $6.00
                  -----------  ------------   ---------  ---------
                               2nd Quarter     $8.00       $2.00
                  -----------  ------------   ---------  ---------
                               3rd Quarter     $4.50       $0.80
                  -----------  ------------   ---------  ---------
                               4th Quarter     $1.25       $0.66
                  -----------  ------------   ---------  ---------

                  Fiscal 2002:
                  -----------  ------------   ---------  ---------
                               1st Quarter     $0.86       $0.22
                  -----------  ------------   ---------  ---------
                               2nd Quarter     $0.51       $0.15
                  -----------  ------------   ---------  ---------
                               3rd Quarter     $0.20       $0.02
                  -----------  ------------   ---------  ---------
                               4th Quarter     $0.03       $0.004
                  -----------  ------------   ---------  ---------

HOLDERS

         As of December 31, 2002 Flexxtech had in the aggregate 987 shareholders directly of record or in street name.


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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
None.


     RECENT SALES OF SECURITIES

In the 12 months ended December 31, 2002 and pursuant to regulation D or Regulation S we issued a total of 67,725,390 shares of which 11,317,851 shares were sold for Cash. The Breakdown of shares sold for cash for the 12 months ended December 31, 2002 are as follows:

        Quarter            Amount of Securities                Regulation                Gross Proceeds
            1st                   1,900,634                         S                     $284,378.12
            1st                     232,000                         D                     $ 58,000.00
            2nd                   3,482,396                         S                     $462,813.61
            2nd                      59,452                         D                     $ 19,060.00
            3rd                     194,120                         S                     $ 13,879.24
            3rd                     150,000                         D                     $  3,500.00
            4th                   5,299,249                         S                     $ 23,591.57
            4th                           0                         D                     $      0.00
                                 ----------                                               -----------
            Total                11,317,851                                               $865,222.54
                                 ==========                                               ===========

(SHARE AMTS. ARE PRE-ONE-FOR-TWO HUNDRED REVERSE STOCK SPLIT IN JANUARY 2003)

In addition to 11,317,851 shares issued in 2002, we issued 3,786 shares for cash received in 2001.

The following is a breakdown of common shares issued for Flexxtech Corporation in the year 2002: (SHARE AMOUNTS ARE REPORTED USING POST ONE-FOR-TWO HUNDRED REVERSE STOCK SPLIT IN JAN. 2003)

During the first quarter ended March 31, 2002, the Company sold 10,679 shares for cash in the amount of $343,358. The Company issued 1,133 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 1,050 shares of common stock for compensation amounting $92,400. The Company issued 4,250 shares of common stock to a related party, related by common major shareholders, as collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

During the second quarter ended June 30, 2002, the Company sold 18,376 shares for cash in the amount of $480,833. The Company issued 10,413 shares of common stock for consulting services valued at $479,644. The Company also settled debts amounting to $259,200 by issuing 6,081 shares of common stock valued at $431,644, thereby recording a loss on settlement of $172,443. Included in debt settled was an amount due to a related party of $200,000. Included in the settled debt was convertible debt of $59,200.

During the quarter ended September 30, 2002, the Company issued 9,375 shares for finders fee related to sale of common stock. The shares issued for finders' fees were valued at $93,750. Included in those shares were 7,500 shares valued at $75,000 to a Company owned by a major shareholder of the Company. The Company issued 10,000 shares issued at $100,000 to an investor for price difference adjustment. Price difference adjustment is excess amount received from investor on sale of common stock over the market price. The Company issued 175 shares for consulting services valued at $3,233. The Company issued 7,500 shares to the president of the Company as compensation, and valued at $138,596. The Company issued 10,076 shares of common stock valued on conversion of debentures at $140,527. There was no gain or loss on conversion since the Company had booked the difference on conversion feature at the time of issuance of debentures. The Company also settled a debt of $100,000 payable to a Company owned by the majority shareholder of the Company, by issuing 25000 shares valued at $250,000 resulting in a loss of $150,000 on settlement of the debt. During the three month period ended September 30, 2002, the Company sold 1,721 shares of common stock for cash in the amount of $17,088. The Company issued marketable securities, 7,500 shares of a publicly traded Company valued at $225,000 in price settlement to an investor. The price settlement amount has been adjusted from the additional paid in capital.

During the three month ended December 31, 2002, the Company issued Common stock to various parties as per follows:

         a) On October 7, 2002, 51,361 shares of common stock valued at $70,449 were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, the president of the Company, in exchange for Promissory Notes of $64,588 principal amount and interest of $5,861.

         b) On October 8, 2002, Edward R. Fearon, the former President of Primavera and Escamilla Capital Corporation, a related entity, received 6,250 and 8,750 shares respectively, valued at a total of $60,000. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting $76,595, resulting in a gain of $16,595 on settlement of debt.

         c) On October 8, 2002, Edward R. Fearon, the former President of Primavera was issued 15,000 shares of common stock valued at $60,000 for consulting services performed during the year ended December 31, 2002.

         d) On November 5, 2002 Western Cottonwood Corp was issued 75,000 shares of common stock valued at $300,000 in exchange for a debt of $300,000.

         e) During the three month ended December 31, 2002, the Company settled debentures amounting $50,800 by issuing 34,940 shares of common stock valued at $50,800.

         f) The Company issued 5,000 shares to a consultant valued at $20,000 for same amount of services performed during the year ended December 31, 2002.

                  All of above non-cash share issuance have been valued at the prevailing market price of the stock traded on the Over-The-Counter Bulletin Board at the time of consummation of the transaction.

         g) During the three months ended December 31, 2002, the Company issued 26,496 shares of common stock for cash amounting $23,882.

                  CONVERTIBLE DEBENTURES:

                  The company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $180,000 reflected in the interest expense in the financial statement. The beneficial conversion feature represents the difference between the fair value of the shares and the discounted conversion price multiplied by the number of shares. During the three month period ended December 31, 2002, the Company had issued debentures amounting $134,000.

                  During the year ended December 31, 2002, the Company issued 45,016 shares of common stock in conversion of debentures amounting $191,327.

                  In April 2003, in connection with the rescision agreement (note 14), the Company issued convertible debentures of $140,000 to various parties. The Company has accrued such amount in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

         CONVERTIBLE PROMISSORY NOTES PAYABLE

         The Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $59,200 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001 at any time, per share at a conversion price for each share of common stock equal $4.66 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every three dollars and twenty-five cents ($3.35) of the principal. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal. The holder of $100,000 promissory note has sued the Company for recovery and other allegations (note 9)

         STOCK OPTION PLAN

         The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 5,000 shares of common stock under the plan. No option has been granted under the plan through December 31, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

            This Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

         The discussion and financial statements contained herein are for the months and year ended December 31, 2002 and December 31, 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

1.       OVERVIEW

          (a) Flexxtech changed its business focus in 2002. Flexxtech's focus was previously based on operating its wholly owned subsidiary North Texas Circuit Board, Co. ("NTCB"). On August 20, 2002, we sold North Texas Circuit Board. We have restated our Statement of Operations by disclosing the loss from the operations of NTCB, as a separate line item in the Statement of Operations. On October 31, 2002, the Company acquired 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. In exchange, the Company agreed as soon as practical to issue 142.5 shares of a new Series A Convertible Preferred Stock of Flexxtech Corporation (hereinafter the "Series A Preferred"), to the exchanging shareholders of Paradigm. The sole business of the Company as of November 1, 2002, became the business carried on by its 80%-owned subsidiary, Paradigm. On April 8, 2003 we executed a Rescission Agreement rescinding the W3M, Inc. acquisition transaction at it's inception. W3M, Inc. had ceased operations subsequent to December 31, 2002 due to the inability to collect on receivables in a timely fashion creating the inability to pay it's obligations. W3M was also in need of additional capital to continue in business. The Company currently does not have an operating business.

2.       YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001.

Results of Operations

The Company had loss from operation of $1,685,298 in 2002 as compared to $6,994,925 in 2001. This loss included general and administration costs of $1,685,298 and $6,994,925 for the years ended December 31, 2002 and 2001, respectively. The Company incurred a net loss of $3,349,572 for the year ended December 31, 2002 as compared to a net loss of $12,392,858 for the year ended December 31, 2001.

Revenues

         We had revenues of $0 for the year ended December 31, 2002 as compared to $0 for the year ended December 31, 2001.

Cost of Sales

         We incurred Cost of Sales of $0 for the year ended December 31, 2002 as compared to $0 for the year ended December 31, 2001.

Net loss before income taxes

         We had a loss before taxes of $2,286,581 for the year ended December 31, 2002 as compared to a loss of $9,133,110 for the year ended December 31, 2001.

Loss From Discontinued Operations

         We had a loss of operations from subsidiaries disposed of $1,061,391 for the year ended December 31, 2002 as compared to a loss of $3,258,148 for the year ended December 31, 2001

Liquidity and Capital Resources

         As of December 31, 2002, the Company had cash and cash equivalents of $3,906 as compared to cash and cash equivalents of $ 370,784 as of December 31, 2001. At December 31, 2001, the Company had a working capital deficiency (total current liabilities in excess of current assets) of ($3,045,428) as compared to $2,794,624 of December 31, 2002. Net cash used in operating activities was $2,404,079 for year ended December 31, 2002 and $2,555,115 for the year ended December 31, 2001. Net cash from financing activities was $2,037,201 for year ended December 31, 2002, as compared to $2,208,578 for the year ended December 31, 2001.

         The Company raised a total of $835,011 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the year ended December 31, 2002. The Company had proceeds from borrowings of $1,181,659. All of this was used to fund the net loss from operations.

         Net cash used in investing activities was $0 for the year ended December 31, 2002, compared with net cash used in investing activities of $197,456 in 2001

         We have privately issued shares of common stock of the Company periodically pursuant to Regulation D, Rule 506, as amended, and Regulation S, as amended. In the twelve months ended December 31, 2002, the Company issued a total of 67,725,390 shares. The breakdown is as follows:

         COMMON STOCK:

         During the first quarter ended March 31, 2002, the Company sold 10,679 shares for cash in the amount of $343,358. The Company issued 1,133 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 1,050 shares of common stock for compensation amounting $92,400. The Company issued 4,250 shares of common stock to a related party, related by common major shareholders, as collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

         During the second quarter ended June 30, 2002, the Company sold 18,376 shares for cash in the amount of $480,833. The Company issued 10,413 shares of common stock for consulting services amounting $479,644. The Company also settled debts amounting $259,200 by issuing 6,081 shares of common stock valued at $431,644, thereby recording a loss on settlement of $172,443. Included in debt settled was an amount due to a related party of $200,000. Included in the settled debt were convertible debt amounting $59,200.

         During the quarter ended September 30, 2002, the Company issued 9,375 shares for finders fee related to sale of common stock. The shares issued for finders' fees were valued at $93,750. Included in those shares were 7,500 shares valued at $75,000 to a Company owned by a major shareholder of the Company. The Company issued 10,000 shares valued at $100,000 to an investor for price difference adjustment. Price difference adjustment is excess amount received from investor on sale of common stock over the market price. The Company issued 175 shares for consulting services amounting $3,233. The Company issued 7,500 shares to the president of the Company for as compensation amounting $138,596. The Company issued 10,076 shares of common stock valued on conversion of debentures amounting $140,527. There was no gain or loss on conversion since the Company had booked the difference on conversion feature at the time of issuance of debentures. The Company also settled a debt of $100,000 payable to a Company owned by the majority shareholder of the Company, by issuing 25000 shares valued at $250,000 resulting in a loss of $150,000 on settlement of the debt. During the three month period ended September 30, 2002, the Company sold 1,721 shares of common stock for cash in the amount of $17,088. The Company issued marketable securities, 7,500 shares of a publicly traded Company valued at $225,000 in price settlement to an investor. The price settlement amount has been adjusted from the additional paid in capital.

         During the three month ended December 31, 2002, the Company issued Common stock to various parties as per follows:

         a) On October 7, 2002, 51,361 shares of common stock valued at $70,449 were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, the president of the Company, in exchange for Promissory Notes of $64,588 principal amount and interest of $5,861.

         b) On October 8, 2002, Edward R. Fearon, the former President of Primavera and Escamilla Capital Corporation, a related entity, received 6,250 and 8,750 shares respectively, valued at a total of $60,000. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting $76,595, resulting in a gain of $16,595 on settlement of debt.

         h) On October 8, 2002, Edward R. Fearon, the former President of Primavera was issued 15,000 shares of common stock valued at $60,000 for consulting services performed during the year ended December 31, 2002.

         i) On November 5, 2002 Western Cottonwood Corp was issued 75,000 shares of common stock valued at $300,000 in exchange for a debt of $300,000.

         j) During the three month ended December 31, 2002, the Company settled debentures amounting $50,800 by issuing 34,940 shares of common stock valued at $50,800.

         k) The Company issued 5,000 shares to a consultant valued at $20,000 for same amount of services performed during the year ended December 31, 2002.

         All of above non-cash share issuance have been valued at the prevailing market price of the stock traded on the stock exchange at the time of consummation of the transaction.

         l) During the three months ended December 31, 2002, the Company issued 26,496 shares of common stock for cash amounting $23,882.


SUBSEQUENT EVENTS

Subsequent to the 12-month period ending December 31, 2002, the following transactions and events occurred:

JANUARY 17, 2003 - A one for two hundred reverse stock split authorized by written consent of shareholders in _2002, went into effect for the Company. Prior to the split, the Company had

85,595,243. After the split, Flexxtech's outstanding shares totaled 428,395. The stock split was approved by a majority of the voting shares.

JANUARY 22, 2003 - Flexxtech Corporation issued 75,000 new common shares, Regulation D to Atlantis Partners, Inc. pursuant to the Agreement made with that Company in December of 2002.

APRIL 8 , 2003 -- The Company executed an agreement pertaining to the rescission of the W3M, Inc. acquisition., The complete agreement is attached as an exhibit to this Form 10-KSB.

         EXHIBIT 1 - PARADIGM RESCISSION AGREEMENT - In order to acquire eighty percent (80%) of the outstanding common stock of Paradigm, the Company entered into a certain Acquisition Agreement dated October 31, 2002 ("Purchase Agreement"). Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to the Company on said date. In exchange, the Company agreed as soon as practical to issue shares of a new Series A Convertible Preferred Stock of Flexxtech Corporation to the exchanging shareholders of Paradigm as follows:

            Name                  No. Of Shares of Series A Convertible Preferred
            ----                  -----------------------------------------------
            Michael Cummings                   71.25 shares
            Ashford Capital                    71.25 shares

            Total                             142.50 shares

         The Company and Paradigm desire to void the Transaction ab initio (that is, at its inception), with the effect that Paradigm is the owner of its Assets and Liabilities and the shares of the Company's Preferred Stock issuable in the Transaction are restored to the status of authorized but unissued shares of the Company. The Company and Paradigm desire to exchange mutual general releases in order to restore the parties to their respective positions immediately prior to the execution and delivery of the Purchase Agreement. In connection with the transaction contemplated by this Agreement, the Company and Paradigm shall each bear responsibility for their respective costs associated with this Agreement at closing.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herewith: our audited financial statements for the year ended December 31, 2001, and our audited financial statements for the year ended December 31, 2002.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Flexxtech Corporation

We have audited the accompanying balance sheet of Flexxtech Corporation, a Nevada Corporation (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flexxtech Corporation and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $17,584,581 including net losses of $3,349,572 and $12,392,858 for the years ended December 31, 2002 and 2001, respectively. The Company has a shareholders deficit of $2,930,941 on December 31, 2002. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 3, 2003, except for note 19, as to which the date is April 8, 2003.

                              FLEXXTECH CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                         ASSETS

Current Asset:
               Cash and cash equivalents                           $      3,906
               Accounts receivable, net                                     300
               Notes receivable - related parties                         6,008
               Deposits & other current assets                            3,775
                                                                      ---------
       Total Current Asset                                               13,989
                                                                      ---------

Property & equipment, net                                                 3,683
                                                                      ---------
TOTAL ASSETS                                                       $     17,672
                                                                   ============


            LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
               Accrued expenses                                    $    336,503
               Loans payable                                             21,781
               Loans payable related parties                          1,687,568
               Convertible debt - current                               762,761
                                                                      ---------
       Total Current Liabilities                                      2,808,613


Long-term Liabilities:
               Convertible debt                                         140,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 427,976 shares                  428
         Additional paid in capital                                  14,638,462
         Shares to be issued                                             14,750
         Accumulated deficit                                        (17,584,581)
                                                                     ----------
             Total Stockholders' Deficit                             (2,930,941)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     17,672
                                                                   ============
                                                                              (0)

   The accompanying notes are an integral part of these financial statements

                              FLEXXTECH CORPORATION
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001

                                                                      2002           2001
                                                                                   (RESTATED)


Sales                                                             $      --      $       --
Cost of sales                                                            --              --
                                                                   ----------      ----------
            GROSS PROFIT                                                 --              --

General and Administrative expenses                                 1,685,298       6,994,925
                                                                   ----------      ----------
            LOSS FROM OPERATIONS                                   (1,685,298)     (6,994,925)


Other income (expenses)
    Impairment of goodwill                                               --          (420,188)
    Realized loss on sale of marketable securities                       --           (75,708)
    Permanent loss on decline of value of marketable securities          --          (575,500)
    Loss on investment                                               (140,000)           --
    Other income (expense)                                            (27,472)          7,500
    Loss on settlement of note receivable                                --          (820,000)
    Loss on settlement of debts                                      (133,178)           --
    Interest income                                                     2,200           1,475
    Interest expense                                                 (302,833)       (255,764)
                                                                   ----------      ----------
          Total other income (expenses)                              (601,283)     (2,138,185)
                                                                   ----------      ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                     (2,286,581)     (9,133,110)
Provision of Income tax                                                 1,600           1,600
                                                                   ----------      ----------
LOSS FROM CONTINUING OPERATIONS                                    (2,288,181)     (9,134,710)

DISCONTINUED OPERATIONS:
  Loss from operations of subsidiary disposed in 2001                    --           (34,492)
  Loss from operations of subsidiary disposed in 2002              (1,513,889)     (1,905,585)
  Gain (loss) on disposal of subsidiary, net                          452,498      (1,318,071)
                                                                   ----------      ----------
                                                                   (1,061,391)     (3,258,148)
                                                                   ----------      ----------
NET LOSS                                                          $(3,349,572)   $(12,392,858)
                                                                  ===========    ============
Basic and diluted loss per share from continuing operations       $    (11.85)   $    (136.46)
                                                                   ----------      ----------
Basic and diluted loss per share from discontinued operations     $     (5.49)   $     (48.67)
                                                                   ----------      ----------
Basic and diluted loss per share                                  $    (17.33)   $    (185.12)
                                                                   ==========      ==========
Basic and diluted weighted average shares outstanding             $   193,260          66,944
                                                                   ==========      ==========

* The basic and diluted net loss per share has been restated to retroactively effect a 2:3 forward stock split at March 26, 2001 and a 200:1 reverse stock split at January 23, 2003

      Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

   The accompanying notes are an integral part of these financial statements

                             FLEXXTECH CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEAR ENDED DECEMBER 31, 2002 & 2001 (RESTATED)


                                                                      COMMON STOCK
                                                                      ------------
                                                                NUMBER OF                   ADDITIONAL          SHARES
                                                                 SHARES        AMOUNT     PAID IN CAPITAL    TO BE ISSUED
                                                                 ------        ------     ---------------    ------------


BALANCE, JANUARY 1, 2001                                         54,874      $  10,975    $   6,377,673      $        -

Issuance of common stock for consulting services                 34,927          6,970        6,291,598               -

Issuance of common stock against debt settlement                    136             27           13,609               -

Issuance of common stock to employees for compensation              100             20           19,580               -

Issuance of common stock for cash                                 3,987            770          345,463               -

Cancellation of common stock acquired through disposal
       of subsidiaries and other assets (note 12)                (7,675)        (1,535)      (1,456,715)              -

Issuance of common stock as collateral for a loan                 3,000              -    #           -      #        -

Subscription received for 69,689 common stock to be issued            -              -    #           -          30,150
                                                                                          #
Beneficial conversion feature of debentures                           -              -          180,000               -

Unrealizable loss on marketable securities                            -              -    #           -               -

Permanent loss on decline of value of marketable securities           -              -                -               -
                                                                                          #
Net Loss for year ended December 31, 2001                             -              -    #           -               -
                                                                 ------         ------       ----------          ------
BALANCE, DECEMBER 31, 2001                                       89,349         17,228       11,771,208          30,150


Reverse stock split 200:1 on January 23, 2003                         -       (273,549)         273,549               -

Issuance of common stock for cash                                57,272         11,454          853,707         (30,150)

Subscription received for 9,869 common stock to be issued             -              -    #           -          14,750

Issuance of common stock for consulting services                 31,722          6,344          669,533               -

Issuance of common stock to employees for compensation            8,550          1,710          229,286               -

Issuance of common stock as collateral for a loan                 4,250              -    #           -      #        -

Issuance of common stock against debt settlement                172,442         34,488         1,077,605               -

Issuance of common stock for finders fees                         9,375         93,750          (93,750)              -

Issuance of common stock for price adjustment                    10,000        100,000         (100,000)              -

Price adjustment by issuance of marketable securities                 -              -         (225,000)              -

Issuance of common stock on conversion of debentures             45,016          9,003          182,324               -

Net loss for the year ended December 31, 2002                         -      #       -    #           -      #        -
                                                                 ------         ------       ----------          ------
BALANCE, DECEMBER 31, 2002                                      427,976      $     428    $  14,638,462      $   14,750
                                                                =======      =========    =============      ==========



                                                                                     OTHER                 TOTAL
                                                                    ACCUMULATED    COMPREHENSIVE         STOCKHOLDERS'
                                                                      DEFICIT      INCOME (LOSS)            EQUITY
                                                                      -------      -------------            ------


BALANCE, JANUARY 1, 2001                                           $ (1,842,151)   $(366,370)          $   4,180,127

Issuance of common stock for consulting services                              -            -               6,298,568

Issuance of common stock against debt settlement                              -            -                  13,636

Issuance of common stock to employees for compensation                        -            -                  19,600

Issuance of common stock for cash                                             -            -                 346,233

Cancellation of common stock acquired through disposal
       of subsidiaries and other assets (note 12)                             -            -              (1,458,250)

Issuance of common stock as collateral for a loan                             -            -                       -

Subscription received for 69,689 common stock to be issued                    -            -                  30,150

Beneficial conversion feature of debentures                                   -            -                 180,000

Unrealizable loss on marketable securities                                    -     (209,130)               (209,130)

Permanent loss on decline of value of marketable securities                   -      575,500                 575,500

Net Loss for year ended December 31, 2001                           (12,392,858)           -             (12,392,858)
                                                                   ------------    --------            -------------
BALANCE, DECEMBER 31, 2001                                          (14,235,009)           -              (2,416,423)

Reverse stock split 200:1 on January 23, 2003                                 -            -                       -

Issuance of common stock for cash                                             -            -                 835,011

Subscription received for 9,869 common stock to be issued                     -            -                  14,750

Issuance of common stock for consulting services                              -            -                 675,877

Issuance of common stock to employees for compensation                        -            -                 230,996

Issuance of common stock as collateral for a loan                             -            -                       -

Issuance of common stock against debt settlement                              -            -               1,112,093

Issuance of common stock for finders fees                                     -            -                       -

Issuance of common stock for price adjustment                                 -            -                       -

Price adjustment by issuance of marketable securities                         -            -                (225,000)

Issuance of common stock on conversion of debentures                          -            -                 191,327

Net loss for the year ended December 31, 2002                        (3,349,572)           -              (3,349,572)
                                                                   ------------    --------            -------------
BALANCE, DECEMBER 31, 2002                                         $(17,584,581)   $       -           $  (2,930,941)
                                                                   ============    ========            =============




   The accompanying notes are an integral part of these financial statements

                              FLEXXTECH CORPORATION
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001


                                                                       2002            2001
                                                                                    (RESTATED)
                                                                       ----         ----------


CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $(3,349,572)   $(12,392,858)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                       1,280           1,441
      Amortization of goodwill                                             --           119,357
      Impairment of goodwill                                               --           420,188
      Issuance of stocks for consulting services & compensation         906,873       6,318,168
      Loss on sale of marketable securities                                --            75,708
      Loss on investment                                                140,000            --
      Permanent loss on decline of value of marketable securities          --           575,500
      Beneficial conversion feature of debentures                          --           180,000
      Loss on settlement of debt/note receivable                        133,178         820,000
      Gain (loss) on discontinuation                                   (452,498)      1,318,071
      (Increase) / decrease in current assets
           Accounts receivable                                             (300)           --
           Deposits & other current assets                               (2,193)          9,310
      Increase /(decrease) in current liabilities
           Accrued expenses                                             219,153            --
                                                                     ----------    ------------
           NET CASH USED IN OPERATING ACTIVITIES FROM
                  CONTINUED OPERATIONS                               (2,404,079)     (2,555,115)
                                                                     ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of marketable securities                                   --           197,456
                                                                     ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock                           835,011         346,233
          Proceeds from shares to be issued                              14,750          30,150
          Net proceeds from issuance of convertible debt                134,000         879,200
          Payments on notes receivable                                                       --
          Repayment of notes receivable                                                   8,880
          Proceeds from borrowings                                    1,181,659       1,463,558
          Payments of loans                                            (128,219)       (519,443)
                                                                     ----------    ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,037,201       2,208,578
                                                                     ----------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (366,878)       (149,081)

CASH AND CASH EQUIVALENTS -BEGINNING                                    370,784         519,865
                                                                     ----------    ------------
CASH AND CASH EQUIVALENTS -ENDING                                    $    3,906    $    370,784
                                                                     ==========    ============


   The accompanying notes are an integral part of these financial statements

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SEGMENTS

The Company was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, the Company changed its name to Infinite Technology Corporation. The Company changed its name to Flexxtech Corporation in April 2000. The Company has disposed off all of its subsidiaries by December 31, 2002 and currently has no operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. There was no allowance for bad debts at December 31, 2002.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has no inventory as of December 31, 2002.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2001, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2001. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded realized loss on marketable securities amounting $575,500 in the year ended December 31, 2001.

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

On December 31, 2001, the Company re-evaluated value of each acquisition based upon performance and future cash flow. The Company estimated the total value of goodwill at December 31, 2001 at zero since NTCB (100% owned subsidiary of Primavera) was having losses through December 31, 2001 and did not have goodwill value associated with it. The Company wrote off entire net goodwill of $420,188 on December 31, 2001.

LOSS ON INVESTMENT

On October 1, 2002, 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems") (W3M) were acquired by the Company, by issuing 142.5 shares of a new Series A Convertible Preferred Stock of the Company. Subsequent to the year ended December 31, 2002, W3M ceased its operating activities, and is no longer earning any revenue and is in a dormant state. On April 8, 2003, the Company and previous owners of W3M agreed that the transaction is void ab initio (that is, at its inception), with the effect that W3M remains the owner of all of its assets and the shares of the Company's preferred stock are restored to the status of authorized but un-issued shares. Per the rescission agreement, in connection with funds invested as working capital into W3M during the period from October 1, 2002 until April 1, 2003, the Company shall issue to Ashford Capital LLC and eFund Capital/Barrett Evans (or its designee), 5 year convertible debentures in the amount of sixty five thousand dollars ($65,000) and seventy five thousand dollars ($75,000) respectively. The Company has recorded $140,000 as loss on investment in the financial statements. Because of the rescission of the Paradigm acquisition, this transaction has not been reflected in these financial statements except for the recognition of the liability of $140,000 discussed above.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company provides a provision for bad debts based on its evaluation of receivables. The Company had no revenue for the years ended December 31, 2002 and 2001.

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123.

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

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

RECLASSIFICATIONS

For comparative purposes, prior years' financial statements have been reclassified to conform with report classifications of the current year.

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

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

3.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $17,584,581 including net losses of $3,349,572 and $12,392,858 for the years ended December 31, 2002 and 2001, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2002, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses and disposal of some of the non-profitable subsidiaries including Flexxtech Holdings, Inc. and its subsidiary Primavera, Inc and its 100% owned subsidiary NTCB.

In that regard, the Company sold 57,272 shares for cash in the amount of $835,011 during the year ended December 31, 2002. The company also issued convertible debentures amounting $720,000, due in August 2003 and issued convertible promissory notes of $59,200 due on March 1, 2004, $100,000 due on April 1, 2004 and $140,000 due in 2005 (note 12). The Company also disposed off three of its non-profitable subsidiaries during the year 2001 and another subsidiary in 2002 (note 15).

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

4.    NOTES RECEIVABLE - RELATED

Through December 31, 2002, the Company had advanced $6,008 to an entity related through common director. The advance bears interest at 6% per year, due on demand and unsecured. Interest income for the year ended December 31, 2002 was $150.

5. MARKETABLE SECURITIES - AVAILABLE FOR SALE AND GAIN (LOSS) ON SETTLEMENT OF NOTE RECEIVABLE/PAYABLE

The Company had investment in marketable equity securities at December 31, 2001. The Cost of securities was $575,500. The Company recorded the decline in market value as other than temporary at December 31, 2001. Accordingly, a loss of $575,500 was recognized as the realized loss in the Statements of Operations for the year ended December 31, 2001. In deciding whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements.

In August 2002, the Company settled a note receivable of $136,609 in exchange of 1,461,880 common stock of Sonic Jet Performance Inc (Sonic), a publicly traded company and 730,940 Class A and B warrants of Sonic's common stock, exercisable at $.01 per share. The shares and warrants of Sonic were valued $328,923 based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. The transaction resulted in a gain to the Company of $192,314, recorded as gain on settlement of note receivable in the financial statements. The Company exercised 730,940 Class A warrants on the same day and delivered 1,500,000 shares of Sonic valued at $225,000 to an investor in the Company's stock, for price difference adjustment. The Company also delivered 100,000 shares of sonic valued at $15,000 to a consultant for consulting services rendered during the period ended September 30, 2002. During the quarter ended December 31, 2002, the Company delivered 200,000 shares of Sonic valued at $30,000 to a consultant for consulting services rendered during the period ended December 31, 2002. During the quarter ended December 31, 2002, the Company delivered 392,820 shares of Sonic in exchange of a note payable to a related party, related through common major shareholder. The note payable settled amounted to $39,282, resulting in a loss of $19,641 on settlement of the debt. As a result of above transactions, the Company did not have any investment in marketable securities as of December 31, 2002.

6.    PROPERTY AND EQUIPMENT

Property and equipment comprised of following on December 31, 2002:

Furniture & fixtures & office equipment     $ 6,404
Less Accumulated Depreciation                (2,721)
                                            -------
                                            $ 3,683

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of following on December 31, 2002:

Accrued expenses             $ 82,227
Interest payable               51,876
State income tax payable        2,400
Litigation                    200,000
                             --------
                             $336,503
                             ========

8.    LOANS PAYABLE

The loans payable comprised of following as of December 31, 2002:

         Lender                                            Terms                                 Amount
         ------                                            -----                                 ------
Convertible debentures         Due in 2003, secured by common stock of the Company               662,761
                               and bear interest rates of 6% per annum (see note
                               12)

Convertible promissory notes   Secured by common stock of the Company and bear                   100,000
                               interest rates of 10% per annum (see note 12). Due
                               to litigation with the note, has been classified as
                               current.

Convertible loans              Payable on rescission agreement to various parties,                140,000
                               interest at 6% per year, matures on April 8, 2008
                               (see note 12)
Notes payable to unrelated     Due on demand, bear interest rate of 6% per annum                  21,781
parties                        and unsecured.
Notes payable to               The notes are payable to related party through
related parties                common major shareholders and officer of the
                               Company, due on demand, bear interest rate ranging
                               from 10% to 18% per year and secured by the assets
                               of the Company. Interest paid during the year
                               amounted to $88,344.                                            1,687,568
                                                                                              ----------
Total debt                                                                                     2,612,110

Less: total current                                                                            2,472,110
                                                                                              ----------
Total-long term                                                                               $  140,000
                                                                                              ==========

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The current portion of long-term debt has been reflected in the balance sheet on December 31, 2001, as follows:

Loans payable - current                     $   21,781
Convertible debt                               762,761
Loans payable related parties - current      1,687,568
                                            ----------
                                            $2,472,110
                                            ==========

As a part of the rescission transaction, on April 8, 2003, the Company agreed to reimburse $140,000 to certain parties in form of convertible debentures (note
14). The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the Issuance Date at which time all Debentures outstanding will be automatically converted. The face amount of this Debenture may be converted, in whole or in part, any time following the Restricted Period of one year. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"). No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The maturity of long-term convertible debt of $140,000 is on April 8, 2008. The Company has accrued such payable as of December 31, 2002, in the accompanying financial statements.


9.    LITIGATION

In April 2001, a suit was brought against the Company and certain officers and directors for alleged breach of contract. The Company has denied all the claims and believes it is a frivolous suit. The management of the Company plans to rigorously defend the Company. Management does not believe implication of this litigation will have any material impact on the Company's financial statements. Subsequent to the year ended December 31, 2001, the Company settled the litigation by agreeing to pay the plaintiffs a sum of $8,000 and 412 shares of restricted common stock and 450 options to purchase common stock of the Company at $1.66 per share, with an expiration date of January 1, 2004.

In the year ended December 31, 2002, a suit was brought against the Company alleging the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the Plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. Presently, the complaint and cross-complaint have been answered by the Company and discovery has commenced. The plaintiff has filed a motion to compel further discovery and for sanctions. Management of the Company is opposing the claims and alleges that it delivered a properly issued convertible note to the plaintiff. In the opinion of the Company's counsel, the Company's exposure in the case is $100,000 for the investment plus interest. However, if the claims against the Company are successful, the punitive damages could triple the damages. The Company has accrued $300,000 in the accompanying financial statements against any possible outcome.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

10.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2001, the Company incurred net operating losses for tax purposes of approximately $17,000,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating losses for carryforward for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2002 comprised of net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2002 was

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


approximately $ 6,800,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of
Operations:

                                                December 31,      December 31,
                                                    2002             2001
                                                ------------      ------------
Tax expense (credit) at statutory rate-federal     (34)%             (34)%
State tax expense net of federal tax                (6)               (6)
Permanent differences                                1                 1
Changes in valuation allowance                     (39)              (39)
                                                   ---                ---
Tax expense at actual rate                          --                 --
                                                   ===                ===

11.   COMMITMENT

The Company is currently occupying office space in a facility leased by a related party, related through major shareholder. The Company is not paying any rental for such facility.

12.   STOCKHOLDERS' EQUITY

STOCK SPLIT

On December 29, 2000, the Board of Directors of the Company declared a
13.09322865 to 1 forward stock split of the Company's common stock. The stockholders approved an increase in the authorized number of shares of common stock from 26 million to 100 million. On April 14, 2000, the Company effected a 2-for-1 forward stock split of its common stock. On April 29, 2000, the Company effected a reverse stock split of 1:3 and on March 26, 2001, the Company effected a 3:2 forward stock split. On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

COMMON STOCK:

During the year ended December 31, 2001 and 2002, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance:

Effective March 30, 2001, the Board of directors approved to cancel 3,750 shares of common stock issued to a related party, related through common share holder, in exchange of various notes receivable. The notes were receivable from a Corporation totaling $1,250,000. The notes, carried interest ranging from 8% to 12% per year, were secured and due on demand. The company returned the notes to the related party. There was no gain or loss on the return of note as the Company received the whole consideration paid within short period of time.

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


During the year ended December 31, 2001, the Company disposed of two subsidiaries in exchange of 1,550 shares of common stock of the Company valued at $62,000. During the year ended December 31, 2001, the Company exchanged a note receivable from a related party amounting $900,000 for 2,250 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000. The Company sold marketable securities to a related party for 125 shares of the Company's common stock valued at $66,250.

During the year ended December 31, 2002, the Company cancelled 7,675 shares of common stock it had in its treasury.

During the year ended December 31, 2001, the Company exchanged 136 shares of common stock for debt amounting $13,636. The exchange resulted in no gain or loses to the Company.

During six-month period ending June 30, 2001, the Company issued 680 shares of common stock for cash amounting $132,716, 784 shares for services amounting $ 153,683 and 100 shares for compensation amounting $ 19,600. During the quarter ended September 30, 2001, the Company issued 205 shares of common stock for cash amounting $37,420 and 34,142 shares for services for $6,144,885 including 32,147 shares for consulting services to a related party for $5,851,000.

During the three-month period ending December 31, 2001, the Company issued 3102 shares of common stock for cash amounting $176,097.

The Company issued 3,000 shares of common stock to a related party, related by common major shareholders, as collateral against the loan of $195,573. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable once the loan amount is fully paid.

During the first quarter ended March 31, 2002, the Company sold 10,679 shares for cash in the amount of $343,358. The Company issued 1,133 shares of common stock for consulting services amounting $113,000 to related parties. The Company issued 1,050 shares of common stock for compensation amounting $92,400. The Company issued 4,250 shares of common stock to a related party, related by common major shareholders, as collateral against a debt of $283,700. The Company has not recorded any value for such shares since the shares are issued as collateral and are returnable.

During the second quarter ended June 30, 2002, the Company sold 18,376 shares for cash in the amount of $480,833. The Company issued 10,413 shares of common stock for consulting services amounting $479,644. The Company also settled debts amounting $259,200 by issuing 6,081 shares of common stock valued at $431,644, thereby recording a loss on settlement of $172,443. Included in debt settled was an amount due to a related party of $200,000. Included in the settled debt were convertible debt amounting $59,200.

During the quarter ended September 30, 2002, the Company issued 9,375 shares for finders fee related to sale of common stock. The shares issued for finders' fees were valued at $93,750. Included in those shares were 7,500 shares valued at $75,000 to a Company owned by a major shareholder of the Company. The Company issued 10,000 shares valued at $100,000 to an investor for price difference adjustment. Price difference adjustment is excess amount received from investor on sale of common stock over the market price. The Company issued 175 shares for consulting services amounting $3,233. The Company issued 7,500 shares to the president of the Company for as compensation amounting $138,596. The Company issued 10,076 shares of common stock valued on conversion of debentures amounting $140,527. There was no gain or loss on conversion since the Company had booked the difference on conversion feature at the time of issuance of debentures. The Company also settled a debt of $100,000 payable to a Company owned by the majority shareholder of the Company, by issuing 25000 shares valued at $250,000 resulting in a loss of $150,000 on settlement of the debt. During the three month period ended September 30, 2002, the Company sold 1,721 shares of common stock for cash in the amount of $17,088.

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The Company issued marketable securities, 7,500 shares of a publicly traded Company valued at $225,000 in price settlement to an investor. The price settlement amount has been adjusted from the additional paid in capital.

During the three month ended December 31, 2002, the Company issued Common stock to various parties as per follows:

a) On October 7, 2002, 51,361 shares of common stock valued at $70,449 were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, the president of the Company, in exchange for Promissory Notes of $64,588 principal amount and interest of $5,861.

b) On October 8, 2002, Edward R. Fearon, the former President of Primavera and Escamilla Capital Corporation, a related entity, received 6,250 and 8,750 shares respectively, valued at a total of $60,000. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting $76,595, resulting in a gain of $16,595 on settlement of debt.

c) On October 8, 2002, Edward R. Fearon, the former President of Primavera was issued 15,000 shares of common stock valued at $60,000 for consulting services performed during the year ended December 31, 2002.

d) On November 5, 2002 Western Cottonwood Corp was issued 75,000 shares of common stock valued at $300,000 in exchange for a debt of $300,000.

e) During the three month ended December 31, 2002, the Company settled debentures amounting $50,800 by issuing 34,940 shares of common stock valued at $50,800.

f) The Company issued 5,000 shares to a consultant valued at $20,000 for same amount of services performed during the year ended December 31, 2002.

All of above non-cash share issuance have been valued at the prevailing market price of the stock traded on the stock exchange at the time of consummation of the transaction.

g) During the three months ended December 31, 2002, the Company issued 26,496 shares of common stock for cash amounting $23,882.

CONVERTIBLE DEBENTURES:

The company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $180,000 reflected in the interest expense in the financial statement. The beneficial conversion feature represents the difference between the fair value of the shares and the discounted conversion price multiplied by the number of shares. During the three month period ended December 31, 2002, the Company had issued debentures amounting $134,000.

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


During the year ended December 31, 2002, the Company issued 45,016 shares of common stock in conversion of debentures amounting $191,327.

In April 2003, in connection with the rescission agreement (note 14), the Company issued convertible debentures of $140,000 to various parties. The Company has accrued such amount in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company issued convertible promissory notes of $59,200 due on March 1, 2004 and $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $59,200 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001 at any time, per share at a conversion price for each share of common stock equal $4.66 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every three dollars and twenty-five cents ($3.35) of the principal. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The notes are secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal. The holder of $100,000 promissory note has sued the Company for recovery and other allegations (note 9)

STOCK OPTION PLAN

The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 5,000 shares of common stock under the plan. No option has been granted under the plan through December 31, 2002.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $0 and interest of $249,000 during the year ended December 31, 2002. The Company paid income taxes of $932 and interest of $133,680 during the year ended December 31, 2001.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The cash flow statements do not include following non-cash investing and financing activities:

                             FLEXXTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


(1) During the year ended December 31, 2001, the Company disposed of two subsidiaries in exchange of 1,550 shares of common stock of the Company, resulting in a loss of $1,318,071. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:

Current assets          $ 97,662
Non-current assets      $101,074
Current liabilities     $273,781

During the year ended December 31, 2002, the Company disposed of one subsidiary for $10 resulting in a gain of $452,498. The cash flow statements do not include disposal of following assets and liabilities of the disposed companies:

Current assets          $    572
Current liabilities     $126,058

(2) The Company issued 40,272 and 35,027 shares of common stock for compensation and consulting services amounting $906,873 and $6,312,204 in the year ended December 31, 2002 and 2001, respectively.

(3) The Company exchanged a note receivable from a related party for 2,250 shares of the Company's common stock valued at $80,000, resulting in a loss of $820,000.

(4) On July 1st, 2001 the Company sold 100,000 shares of Easyriders, Inc. to a shareholder for 25,000 shares common stock of Flexxtech resulting in a realized loss of $23,750.

(5) The Company issued 217,458 and 136 shares of common stock valued at $1,303,420 and 13,636 against the debt settlement of $997,571 and $13,636.

14.   ACQUISITION AND RESCISSION AGREEMENT

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

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The Company at its sole discretion has the option to redeem all or part of the Series A Preferred at a redemption price equal to the greater of $12,000 per share, or the market value of the Common Stock into which the Series A Preferred is convertible on the date of redemption.

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

On April 8, 2003, the Company and Paradigm agreed that the transaction is void ab initio (that is, at its inception), with the effect that Paradigm remains the owner of all of its Assets and the shares of the Company's Preferred Stock are restored to the status of authorized but un-issued shares. The Purchase Agreement and all related documents and all documents delivered in connection therewith were thereby terminated ab initio and are of no force or effect whatsoever. In connection with funds invested as working capital into Paradigm during the period from October 1, 2002 until April 1, 2003, the Company shall issue to Ashford Capital LLC and e-fund Capital/Barrett Evans (or its designee), 5 year convertible debentures in the amount of sixty five thousand dollars ($65,000) and seventy five thousand dollars ($75,000) respectively, which shall be included in this Agreement as an attachment. The Company has recorded $140,000 as loss on acquisition and recession in the financial statements. Because the transaction was rescinded, it has not been reflected in the accompanying financial statements.

15.   DISPOSAL OF SUBSIDIARIES AND INVESTMENTS

Disposal in the three month period ended December 31, 2002:

On December 31, 2002, the Company sold 100% of the stock of its subsidiary Flexxtech Holdings, Inc and its 100% owned subsidiary, Primavera, Inc. to Western Cottonwood Corp., a company related through common majority stockholder for $10.

Flexxtech Holdings, Inc., a Nevada Corporation, was formed on October 1, 1999. Flexxtech Holdings, Inc. owns majority shares ownership of Primavera. Primavera Corporation (PC) was

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


incorporated in the state of Texas on April 26, 2000. Primavera, before disposing its own subsidiary, was 100% owner of NTCB. NTCB was incorporated in 1978 in the state of Texas. NTCB manufactured printed circuit boards.

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

NTCB executed certain promissory notes payable to a bank in Texas. The notes were secured by the assets and 100% of the outstanding shares of NTCB. In June 2002, the Company signed an agreement with a non-related party to borrow money on various promissory notes, payable in sixty days after the signing of the notes and bearing an interest rate of 7% per annum. The Notes were secured by the properties of NTCB. Total outstanding amount on such promissory notes amounted to $576,000 at June 30, 2002. Subsequent to June 30, 2002, NTCB borrowed additional amount on promissory notes amounting $1,122,188. In July 2002, "P" purchased all the right, title and interest of bank in the bank notes amounting $557,672. "P" also acquired security interest held by bank as collateral. At the date of the agreement, total sum of $2,255,860 was owed to "P" by NTCB. Since NTCB was in default in the payments of its obligations, "P" exercised its option under the notes and the security agreements. At the Closing of the transaction, Primavera sold all of the duly issued fully paid capital stock of NTCB in consideration of the amount equal to outstanding debt to "P". It was also, agreed between the parties that "P" will pay 10% of the after tax profit of NTCB to the Company for a period of five years subsequent to the consummation of the transaction. As further consideration to "P", the Company and its subsidiaries released "P" from all debts and obligations otherwise owed by NTCB to the Company. The disposal of NTCB resulted in a net gain of $327,015. The gain on disposal of Primavera resulted in $81,528 and gain on disposal of Flexxtech Holdings resulted in $43,955. The disposal of Primavera resulted in net gain of $81,528 and Flexxtech Holdings resulted in net gain of $43,955. Following is the summary of the transactions for the year ended December 31, 2002 (Dollars in thousands):

Following is the summary of the transactions for the year ended December 31, 2002 (Dollars in thousands) :


                                       Flexxtech    Primavera
                                        Holdings     & NTCB        Total
                                       ---------    ---------     -------
Value of the Companies at disposal:
Assets                                  $    --      $ 2,807      $ 2,807
Liabilities                                 (44)      (3,216)      (3,260)
Consideration received                       --           --           --
                                        -------      -------      -------
Gain on disposal                        $    44      $   409      $   453
                                        =======      =======      =======

                             FLEXXTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Following is the results of the subsidiaries disposed in 2002 for all periods presented:

                                                                     PERIOD ENDED DECEMBER 31,
                                                                        2002         2001
                                                                       -------      -------
                                                                      (Dollars in thousands)
NTCB:
Revenue                                                                $ 2,358      $ 5,716
Expenses:
   Costs of revenue                                                      2,652        4,953
   Operating expenses                                                    1,208        2,522
                                                                       -------      -------
Total expenses                                                           3,860        7,475
                                                                       -------      -------
Loss from discontinued operations                                       (1,502)      (1,759)
OTHERS:
Losses by non-operating entities, Flexxtech Holdings and primavera         (12)        (147)
                                                                       -------      -------
Total Loss from operations of subsidiary disposed in 2002              $(1,514)     $(1,906)
                                                                       =======      =======


Loss from of subsidiary in 2001:

On July 1st, 2001, the Company sold two of its subsidiaries to its previous owners. Mardock, Inc. in exchange for 200 shares of its common stock and OpiTV.com for 550 shares of its common stock (including return of 300 shares by an officer of OpiTV). Mardock, Inc. was established in 1986 and was a designer, manufacturer, and distributor of apparel and promotional products to the corporate community. OpiTV.com, a Nevada Corporation, was formed on October 12, 1999. OpiTV.com was an I-Commerce technology company. Through June 30, 2001, OpiTV.com has not generated any revenue. The valuation of the 1,550 shares of common stock at $62,000 was based upon estimated fair value of the shares. The Company also, disposed off its subsidiary, Flexx Capital Partners (FCP). FCP, a Nevada Corporation, was formed on December 1, 2000. FCP did not have any operations during the years ended December 31, 2001 and 2000. The subsidiary was acquired for $5,000 and disposed off for zero amounts. The disposal of subsidiaries resulted in net loss of $1,318,071. Following is the summary of the transactions ((Dollars in thousands) :

                                               Mardock       OpiTV        Total
                                               -------      -------      -------
Investment                                     $   600      $   850      $ 1,450
Value of the Companies at disposal:
Assets                                             196            2          198
Liabilities                                       (250)         (23)        (273)
Consideration received                             (40)         (22)         (62)
                                               -------      -------      -------
Loss on disposal                               $  (506)     $  (807)      (1,313)
                                               =======      =======
Loss on disposal of Flexx Capital Partners                                    (5)
                                                                         -------
Total loss on disposal of subsidiaries                                   $(1,318)
                                                                         =======

Following is the results of the Subsidiaries disposed off in 2001:

                             FLEXXTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


MARDOCK:

                                         PERIOD ENDED
                                      DECEMBER 31, 2001
                                   (Dollars in thousands)
                                   ----------------------
Revenue                                    $ 285
Expenses:
   Costs of revenue                          166
   Operating expenses                        146
                                           -----
Total expenses                               312
                                           -----
Loss from discontinued operations          $ (27)
                                           =====

OPITV:

                                                  PERIOD ENDED
                                               DECEMBER 31, 2001
                                            (Dollars in thousands)
                                            ----------------------
Revenue                                            $ --
Expenses:
   Costs of revenue                                  --
   Operating expenses                                 7
                                                   ----
Total expenses                                        7
                                                   ----
Loss from discontinued operations $                  (7)

TOTAL LOSS FROM OPERATIONS OF SUBSIDIARIES
     DISPOSED OFF IN 2001                          $(34)
                                                    ====

Flexx Capital Partners did not have any operation since its inception.

On July 1st, 2001, the Company exchanged a promissory note receivable it was holding for $900,000 from the major shareholder of the Company, for 2,250 shares of the Company's common stock. The valuation of shares at $80,000 was based on estimated fair value. The Company recorded the shares at its fair value. The exchange resulted in a loss to the Company of $820,000, which has been reflected as an extraordinary loss in the financial statements.

16.   SEGMENT INFORMATION

For the years ended December 31, 2002 and 2001, the Company only operated in one segment as it has disposed of all of its operating subsidiaries by December 31, 2002, therefore no segment information has been presented.

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

                             FLEXXTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


18.   PRIOR PERIOD ADJUSTMENTS

Adjustments at September 30, 2001:

Subsequent to the issuance of the Company's financial statements for the nine-month period ended September 30, 2001, the Company determined that certain transactions and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company's 2001 financial statements have been restated to correct errors as follows:

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

During the nine-month period September 30, 2001, the Company issued 35,027 shares of common stock for consulting services and compensation amounting $6,318,168. Included in the shares issued for services were 32,147 shares issued to a related party for consulting services of $ 5,851,000.

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

The effect of the correction of all the errors is as follows:

                                       AS PREVIOUSLY          AS
Year ended December 31, 2001             REPORTED          RESTATED
                                       -------------     ------------
STATEMENT OF SHAREHOLDERS' DEFICIT
  Accumulated deficit:                 $ (9,277,077)     $(14,235,009)
  Additional paid-in capital           $  7,388,776      $ 11,771,208

                              FLEXXTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


STATEMENT OF OPERATIONS (excluding Flexxtech Holdings, Primavera and NTCB operations):

Miscellaneous general and administrative expenses     $         --      $     10,550
Interest expense                                      $     75,764      $    255,764
Consulting expense                                    $  2,126,286      $  6,318,168
Realized loss on marketable securities                $         --      $    575,500
Net loss                                              $ (7,434,926)     $(12,392,858)
Basic and diluted loss per share                      $    (111.06)     $    (185.12)


19.    SUBSEQUENT EVENT

On April 8, 2003, in connection with the rescission agreement (note 14), the Company issued convertible debentures of $140,000 to various parties. The Company has accrued such amount in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

                  FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001


         The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with our independent accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OFFICERS AND DIRECTORS

         The names and ages of all of our directors and executive officers at December 31, 2002, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                       Age              Position Held & Since (1)
----                       ---              -------------------------
Greg Mardock               46               President, Chief Executive Officer and a
                                            Director.

Michael Cummings           39               Director


BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS

         GREG MARDOCK, age 46, currently serves as President and CEO and has served as a Director of our Company since April 2000. Mr. Mardock is a Partner in Oregon.com, a state-wide portal providing information on the State of Oregon, and in Oregon Interactive, an e-commerce site designer and developer. He further serves as the President of Sterling Golf, Inc., a golf equipment distributor. From 1976 to 1986, Mr. Mardock served as Founder and President of Sports Graphics, Inc. and has designed and produced products for Nike's Sports Apparel Program, Speedo Swimwear, Guess Athletic, K Swiss Footwear, and Panasonic, among others.

         MICHAEL CUMMINGS, age 39, has served as a director of the company since September 2002. Mr. Cummings began serving as President of Paradigm in 2002. He has previously served as the President of Network Installation Corp from 1996 to 2001. During his tenure, Network Installation Corp, increased its sales from $400,000 per year to over $7 million per year. Prior to that, he was the Vice President of Sales for LAN-LAB Communications. During his tenure there, LAN-LAB Communications increased sales from $1.0 million to $6.0 million. Mr. Cummings holds the following degrees and licenses: C-7 Low Voltage License

         Our Company does not presently maintain key man life insurance coverage with respect to any of its officers, directors, or key employees; however, we intend to investigate the addition of key man life insurance in the future. There is no assurance we will be able to obtain it.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTS

         Based solely on the review of Form 3's furnished to us, to the best knowledge of our management, each of our officers/directors and 10% shareholders has filed their Initial Statement of Beneficial Ownership on Form 3, although the same were filed on a delinquent basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information as to compensation received by our Chief Executive Officer who is also a director of our Company and our President and Secretary, as of December 31, 2002.

                           Annual Compensation                                Long Term Compensation

                                                                        Awards                    Payouts
                                                                 ---------------------      ----------------------
                                                                                                             Securities

Name and                Annual        Restricted     Underlying    LTIP         All
Principal            Compensation      Award(s)       Options/    Payouts   Compensation
Position                 Year          Salary($)      Bonus($)      ($)         ($)         SARs(#)     ($)     ($)
--------                 ----          ---------      --------      ---         ---         -------     ---     ---
Greg Mardock(1)          2002            12,000         -0-         -0-          -0-(1)       -0-       -0-     -0-
CEO, Director
Michael Cummings         2002               -0-         -0-         -0-          -0-          -0-       -0-     -0-
Director

         (1) Mr. Mardock received compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary, Flexxtech Holdings, Inc. VLK Capital Corp. was issued 5,909,333 shares of common stock for managerial services valued at $.902 per share, as amended for the 18 month period from January 2001 through June 2002. VLK subsequently issued 783,333 shares to Greg Mardock and 2,646,000 shares to Edward Fearon.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      We have no employment contracts in effect with any of the members of our Board of Directors or our executive officers, nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2002, the amount and nature of beneficial ownership of each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of our Company. The following information is based on 85,595,243 shares issued and outstanding as of December 31, 2002.

                                 (1)                            (2)                    (3)
                             Name and Address              Amount and Nature
        Title of             of Beneficial                 of Beneficial              Percent
         Class                   Owner                         Owner                  of Class
----------------------------------------------------------------------------------------------
         Common            VLK Capital Corp. (1)               2,950,000                3.45%
                           3620 NW Westside Road
                           McMinnville, OR 97128

         Common            Gregport Land and                     650,000                0.76%
                           Investment (2)
                           3620 NW Westside Road
                           McMinnville, OR 97128

         Common            Greg Mardock (1)(2)                 2,283,000                 2.67%
                           3620 NW Westside Road
                           McMinnville, OR 97128

         Common            Delaware Charter (IRA)             10,272,144               12.00%
                           FBO Greg Mardock
                           3620 NW Westside road
                           McMinnville, OR 97128

         Common            Edward Fearon                       6,979,250                 8.15%
                           14908 Havenshire Place
                           Dallas, TX 75250

         Common            Western Cottonwood Corp.           20,000,000                23.37%
                           5777 W. Century Blvd., Ste. 767
                           Los Angeles, CA 90045


-----------------
(1) Greg Mardock is a shareholder, officer and director of VLK Capital Corp.

(2) Greg Mardock is a shareholder, officer and director of Gregport Land and Investment. The shares are owned by Gregport Land and Investment.

         The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of our Company. The information below is based on 85,595,243 shares issued and outstanding as of December 31, 2002.

SECURITY OWNERSHIP OF MANAGEMENT

                                           Name and                        Amount and
                                           Address of                      Nature of
         Title of                          Beneficial                      Beneficial                Percent
         Class                             Owner                           Owner                     of Class
         -------------------------------------------------------------------------------------------------------
         Common                            Greg Mardock (1)                16,155,144                18.87%
                                           3620 NW Westside Road
                                           McMinnville, OR 97128

         Common                            Michael Cummings                       -0-                   -0-
                                           18 Technology Drive,
                                           Suite 140A
                                           Irvine, CA 92618

---------------------------
Officers & Directors as a Group                                            16,155,144                18.87%

Greg Mardock is a shareholder, officer and director of Gregport Land and Investment and VLK Capital Corp. The shares are owned by Gregport Land and Investment and VLK Capital Corp.

AMENDMENT OF CHARTER, BYLAWS OR OTHER DOCUMENTS

         On November 15, 2002 the Company filed Schedule 14C Information. On or about December 6, 2002 the Company received Written Consent from seven of the shareholders of the Company who in the aggregate hold more than fifty percent of the Company's outstanding common stock, to amend the Company's Articles of Incorporation as follows:

         (e) To change the name of the Company to Paradigm Holdings, Inc. at a time to be determined by the Board of Directors.


         (f) To provide for one hundred thousand (100,000) shares of Preferred Stock, to be issued in series with such rights and preferences as may be set from time to time by the Board of Directors, and;

         (g) To conduct a 1 for 200 reverse split of the Company's outstanding common stock on a one new common share for each 200 old common share basis. All fractional shares resulting from such reverse stock split would be rounded up to the next whole share.

         The Company's management believed the Company has too many shares of Common Stock outstanding, which impacts negatively in management's view on the trading range in public markets for the Company's Common Stock.

         The Company had initially, pursuant to the terms of the acquisition agreement between W3M, Inc., which has been rescinded, pursuant to the rescission agreement executed on April 9, 2003, require the Company to amend its Articles to create a class of Preferred Stock. At the same time, management believed there will be opportunities for the Company to acquire additional business in the future, with the issuance of additional series of Preferred Stock in the future. As a result, management has determined that the Company should amend its Articles of Incorporation to provide for the issuance of up 100,000 shares of Preferred Stock, in series and with such terms as may be set from time to time by the Board of Directors.

         The Company's management believed at the time of the W3M, Inc. acquisition a name change was necessary to portray the new change of business. The Board of Directors were given the authority to change the name of the Company to Paradigm Holdings, Inc. at their discretion.

CHANGES IN CONTROL

         Subsequent to December 31, 2002, we have arrangements at this time, which will result in a change in control of our Company. Future acquisitions may result in the issuance of additional shares of our stock, which may result in a change of control. On April 8, 2003 an agreement was executed by the Company and Dutchess Advisors LLC., at which Dutchess would receive 700,000 shares of newly issued stock for consulting. The issuance of the shares to Dutchess would result in Dutchess owning fifty-eight percent (58%) of the total issued and outstanding common shares as of April 8, 2003.

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

(e) On October 7, 2002, 10,272,144 shares of common stock were issued in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, the president of the Company, in exchange for a Promissory Note of $45,500 principal amount and interest of $5,860.72.

(f) On October 8, 2002, Edward R. Fearon, former President of Primavera and Escamilla Capital Corporation, a related entity, received 1,250,000 and 1,750,000 shares respectively. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting $76,595.

(g) On October 31, 2002, $2,000,000 in debt owed by the Company to Western Cottonwood Corporation, a related entity, was agreed to be converted to 200 shares of Series A Preferred Stock of the Company. Subsequent to December 31, 2002 the shares were not issued and the agreements was mutually voided.

(h) On November 5, 2002 Western Cottonwood Corp was issued 15,000,000 shares of common stock in exchange for $75,000 in Promissory Notes. Subsequent to December 31, 2002 the note was amended to be in exchange for $300,000 in Promissory Notes.

(i)

ITEM 13. EXHIBITS AND REPORTS ON 8-K

         (a) Exhibits and Reports to be made on Form 8-K.

         99.1 Certification of Greg Mardock pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         3.3 Certificate of Amendment to Articles of Incorporation for preferred Stock Issuance and 1 for 200 reverse stock split.

         On April 8, 2003 the following agreement was executed by the Company and is attached as an exhibit to this Form 10-KSB. As of the filing of this report, a Form 8-K has not been filed with the Commission, but will be filed within the required time frame.

         EXHIBIT 10.1 - PARADIGM RESCISSION AGREEMENT

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

                              Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Capacity in Which Signed                Date
---------                     ------------------------                ----
/s/ Greg Mardock                  President and Chief Executive       April 15, 2003
--------------------              Officer and a Director
Greg Mardock