Form 10QSB
period 2003-03-31
FLEXXTECH CORP
filed 2003-05-21
CIK 1069778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                        Commission file number 000-25499



                              Flexxtech Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                   88-0390360
    ------------------------------          ----------------------------------
    State or other jurisdiction of         (IRS Employer Identification Number)
    Incorporation  or organization





         100 Mill Plain Rd., 3rd Floor
         Danbury,CT                                       06811
     --------------------------------------            -----------
    (Address of principal executive offices)           (Zip Code)



                                  (203)791-3838
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of March 31, 2003, the issuer had outstanding 503,407 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     (A) BALANCE SHEET

     (B) STATEMENT OF OPERATIONS

     (C) STATEMENT OF CASH FLOWS

                              FLEXXTECH CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                      ASSETS

Current Assets:

               Cash and cash equivalents .......................     $        667
               Notes receivable - related parties ..............           44,008
               Other current assets ............................              660
                                                                     ------------

TOTAL ASSETS ...................................................     $     45,335
                                                                     ============
                       LIABILITIES STOCKHOLDERS' DEFICIT

Current Liabilities:
               Accrued expenses ................................     $    381,861
               Loans payable ...................................           21,781
               Loans payable related parties ...................        1,727,908
               Convertible debt - current ......................          762,761
                                                                     ------------
       Total Current Liabilities ...............................        2,894,311
Long-term Liabilities:
               Convertible debt ................................          140,000

STOCKHOLDERS' DEFICIT

        Common stock, authorized 100,000,000 shares at $.001 par
        value, issued and outstanding 503,407 shares ...........              503
         Additional paid in capital ............................       14,642,137
         Shares to be issued ...................................           16,900
         Accumulated deficit ...................................      (17,648,516)
                                                                      ------------
             Total Stockholders' Deficit

                                                                      (2,988,976)
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................     $     45,335
                                                                     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              FLEXXTECH CORPORATION
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 & 2002
                                   (UNAUDITED)

                                                                      2003             2002
                                                                  -----------      -----------
REVENUE .....................................................     $        --      $        --

OPERATING EXPENSES ..........................................          50,530          273,326
                                                                  -----------      -----------


            LOSS FROM OPERATIONS ............................         (50,530)        (273,326)

Other income (expense)
    Interest income .........................................             660               --
    Interest expense ........................................         (13,265)         (32,379)
                                                                  -----------      -----------
           Total other income (expense) .....................         (12,605)         (32,379)


LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ..............................................         (63,135)        (305,705)

Provision of Income tax .....................................             800              800
                                                                  -----------      -----------


LOSS FROM CONTINUING OPERATIONS .............................         (63,935)        (306,505)

LOSS FROM DISCONTINUED OPERATIONS ...........................              --         (818,075)

NET LOSS ....................................................     $   (63,935)     $(1,124,580)
                                                                  -----------      -----------


Basic and diluted loss per share from continuing operations .     $     (0.13)     $     (2.82)
                                                                  -----------      -----------

Basic and diluted loss per share from discontinued operations     $        --      $     (7.54)
                                                                                   -----------

Basic and diluted loss per share ............................     $     (0.13)     $    (10.36)
                                                                  -----------      -----------

Basic and diluted weighted average shares outstanding .......         485,907          108,537
                                                                  ===========      ===========

* The basic and diluted net loss per share has been restated to retroactively effect a 2:3 forward stock split at March 26, 2001, and a 200:1 reverse stock split at January 23, 2003

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              FLEXXTECH CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 & 2002
                                   (UNAUDITED)

                                                                         2003            2002
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss ......................................................     $   (63,935)     $(1,124,580)
Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization ...........................           3,683           74,202
      Issuance of stocks for consulting services & compensation           3,750          205,400
      (Increase) / decrease in current assets
           Accounts receivable ................................             300          (22,187)
           Inventory ..........................................              --          101,574
           Deposits & other current assets ....................           3,115          (45,045)
      Increase /(decrease) in current liabilities
           Accrued expenses & accounts payable ................          45,358           36,074
                                                                    -----------      -----------
           NET CASH USED IN OPERATING ACTIVITIES FROM
                  CONTINUED OPERATIONS ........................          (7,729)        (774,562)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from sales of common stock .................              --          343,358
          Proceeds from shares to be issued ...................           2,150           10,885
          Repayment of notes receivable .......................              --           19,000
          Proceeds from borrowings ............................           2,340          213,500
          Payments of loans ...................................              --          (53,572)
                                                                    -----------      -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ...........           4,490          533,171
                                                                    -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................          (3,239)        (241,391)

CASH AND CASH EQUIVALENTS - BEGINNING .........................           3,906          370,784
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING ............................     $       667      $   129,393
                                                                    -----------      -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              FLEXXTECH CORPORATION
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PREPARATION:

        The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 was filed on April 23, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Description of business

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

2. RECENT PRONOUNCEMENTS

        In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

        On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

3. GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $17,648,516 including a net loss of $63,935 for the three month period ended March 31, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

        Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2003, towards (i) obtaining additional equity financing through various private placements (ii) reduction of salaries and general and administrative expenses (iii) disposal of some of the non-profitable subsidiaries and (iv) evaluation of its distribution and marketing methods. In that regard, during the year ended December 31, 2002, the Company disposed off all of its losing subsidiaries.

4. NOTES RECEIVABLE/PAYABLE - RELATED

Notes receivable from related parties

        Through March 31, 2003, the Company had advanced $6,008 to an entity related through common director and $38,000 to a shareholder and former officer of the Company. The advances bear interest at 6% per year, due on demand and unsecured. Interest income for the three month period ended March 31, 2003 was $660

Notes payable to related parties

        The Company has notes payable to related parties through common major shareholders and officer of the Company and individuals related to major shareholders of the Company, amounting $1,727,908 at March 31, 2003. The notes were due on demand, bear interest rate ranging from 10% to 18% per year and secured by the assets of the Company. Interest the notes along with any accrued interest were forgiven per a restructuring agreement signed by the Company on April 9, 2003 (note 9).

5. INCOME TAXES

        No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2003, the Company incurred net operating losses for tax purposes of approximately $16,520,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

        Temporary differences which give rise to deferred tax assets and liabilities at March 31, 2003 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of March 31, 2003 was approximately $6,600,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

6. STOCKHOLDERS' EQUITY

        During the three month periods ended March 31, 2003, the Company issued stock, as described per the following. The stock was valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Stock Split

        On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits. The financial statements have been retroactively restated for the effects of stock splits.

Common Stock:

        During the three month period ended March 31, 2003, the Company issued 75,000 shares of common stock to an entity related through common officer at that time, for consulting fees, amounting $3,750.

Convertible debentures:

        In the year ended December 31, 2001, the company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. As of March 31, 2003, the outstanding balance of the debentures amounted to $662,761.

Convertible promissory notes payable

        In the year ended December 31, 2001, the Company issued convertible promissory notes of $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The note is secured and collateralized by shares of common stock of the Company at one share per every five dollars ($5.00) of the principal.

        On April 8, 2003, in connection with the recession agreement (note 14), the Company issued convertible debentures of $140,000 to various parties. The Company has recorded the debentures as recession cost in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company

("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

Stock option plan

        The Company has adopted a Stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through March 31, 2003.

7. LITIGATION

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

        On April 25, 2003 the Superior Court Of The State of California entered a judgment in the amount of $46,120 against the Company, in favor of a vendor of the Company's former subsidiary North Texas Circuit Board ("NTCB"). The Company believes that it was never issued proper service of process for the complaint. In addition, on August 20, 2002 NTCB was sold by the Company to a purchaser ("Purchaser"). Pursuant to terms of the share purchase agreement, Purchaser assumes all liabilities of NTCB. The Company plans to vigorously oppose the action.

        On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. While management of the Company intends to oppose the claims, the Company is attempting to settle the dispute with the investor.

        The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

        The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

        The Company paid $-0- for income taxes and interest during the three month period ended March 31, 2003. The Company paid income taxes of $-0- and interest of $15,100 during the three month period ended March 31, 2002.

        The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 7) for consulting services.

9.    SUBSEQUENT EVENTS

            On October 1, 2002, the Company signed to acquire 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. As part of the transaction, the Company agreed to use its best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital. However, the Company was unable to arrange infusion of the capital per the agreement.

            On April 8, 2003, the Company and Paradigm agreed that the transaction is void ab initio (that is, at its inception), with the effect that Paradigm remains the owner of all of its Assets and the shares of the Company's Preferred Stock are restored to the status of authorized but un-issued shares. The Purchase Agreement and all related documents and all documents delivered in connection therewith were thereby terminated ab initio and are of no force or effect whatsoever. In connection with funds invested as working capital into Paradigm during the period from October 1, 2002 until April 1, 2003, the Company issued to Ashford Capital LLC and e-fund Capital/Barrett Evans (or its designee), 5 year convertible debentures in the amount of sixty five thousand dollars ($65,000) and seventy five thousand dollars ($75,000) respectively. The Company recorded $140,000 as loss on acquisition and recession in the financial statements at December 31, 2002. Michael Cummings, President of Paradigm also resigned as a Director of the Company's Board of Directors.

            On April 9, 2003, the Company signed a restructuring agreement with Duchess Advisors LLC and its affiliates. Under the agreement, Western Cottonwood Corporation, a related party through major shareholder, agreed to forgive in Notes receivable and interest receivable from the Company as of December 31, 2002. Under the agreement (i) Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, former president of the Company, shall maintain a combined ownership percentage of a non-dilutive 2% through the Company's first merger or acquisition transaction. Per the agreement, the president of the Company resigned and nominees of Dutchess Advisors LLC were appointed officers of the Company. Pursuant to the attached consulting Agreement, the Company shall issue Seven Hundred Thousand (700,000) shares or common stock of the Company to Dutchess Advisors, Ltd. (the "consultant"). Also, the Company will pay to the Consultant, the sum of three thousand dollars per month ($3,000) for non accountable expenses for months 1-12. The Retainer shall increase to five thousand dollars ($5,000) per month for months 13-24. Payment of nine thousand dollars ($9,000) for the first three months is due upon execution of this Agreement. Payment for the remaining months shall be due by the fifth business day of each month and payable in the form of corporate check or wire transfer. The Company shall reimburse Consultant for those reasonable and necessary out-of-pocket expenses (including but not limited to travel, transportation, lodging, meals etc.) which have been approved by the President of the Company prior to their incurrence and which have been incurred by Consultant in connection with the rendering of services hereunder. The term of this Agreement shall be twenty four (24) months commencing on the date and year first above written. (ii) the president of the Company resigned and (iii) nominees of Dutchess Advisors LLC were appointed officers of the Company.

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

      The discussion and financial statements contained herein are for the three months ended March 31, 2003 and March 31, 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview:

            On October 1, 2002, the Company signed to acquire 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. As part of the transaction, the Company agreed to use its best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital. However, the Company was unable to arrange infusion of the capital per the agreement.

            On April 8, 2003, the Company and Paradigm agreed that the transaction is void ab initio (that is, at its inception), with the effect that Paradigm remains the owner of all of its Assets and the shares of the Company's Preferred Stock are restored to the status of authorized but un-issued shares. The Purchase Agreement and all related documents and all documents delivered in connection therewith were thereby terminated ab initio and are of no force or effect whatsoever. In connection with funds invested as working capital into Paradigm during the period from October 1, 2002 until April 1, 2003, the Company issued to Ashford Capital LLC and e-fund Capital/Barrett Evans (or its designee), 5 year convertible debentures in the amount of sixty five thousand dollars ($65,000) and seventy five thousand dollars ($75,000) respectively. The Company recorded $140,000 as loss on acquisition and recession in the financial statements at December 31, 2002. The Company recorded $140,000 as loss on acquisition and recession in the financial statements at December 31, 2002. Michael Cummings, President of Paradigm also resigned as a Director of the Company's Board of Directors.

            On April 9, 2003, the Company executed a Restructuring Agreement pursuant to which Western Cottonwood Corporation, a related party through a major shareholder, agreed to forgive its Notes receivable and interest receivable from the Company as of December 31, 2002. Pursuant to the agreement,
(i) Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, former president of the Company, shall maintain a combined ownership percentage of a non-dilutive 2% through the Company's first merger or acquisition transaction and (ii) the president of the Company resigned and (iii) nominees of Dutchess Advisors LLC were appointed officers of the Company. It is the intent of the Company's new board of directors to continue as a public company and seek out business opportunities that will add value to the Company.

            On April 17, 2003, the Company executed a Letter of Intent to merge with Irvine, CA - based Network Installation Corporation. Network Installation is a designer and installer of data, voice, and video networks. Closing of the transaction is expected on or about May 16, 2003.

            A detailed description of the terms and conditions of (i) the voided Paradigm Cabling Purchase Agreement and (ii) the Restructuring Agreement are available in the Company's filing on Form 8K dated April 23, 2003.

            While there is no assurance that we will be successful in raising additional capital, we are actively seeking private equity financing to assure that we will be capable of financing the continuation of our business. Any additional capital raised above and beyond what we need as our monthly expenditure would be used in increasing marketing, sales efforts and acquisitions. Should we fail to raise additional funding, we will be forced to curtail our growth, both through internal development and through acquisitions. As only a holding company to date, we do not generate our own revenues, but we rely on additional financing to pay our operating expenses.

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (restated for disposal of subsidiaries)

Results of Operations

            We have generated consolidated revenues of $0 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002. Currently, our cash needs include, but are at no means limited to, legal and accounting to fund operation of the parent, and for future acquisitions.

Net Revenues

            We had net revenues of $0 for the quarter ended March 31, 2003 as compared to $0 for the quarter ended March 31, 2002.

Cost of Revenue

            We incurred Cost of Revenue of $0 for the quarter ended March 31, 2003 as compared to $0 for the quarter ended March 31, 2002.

General, Administrative and Selling Expenses

            We incurred costs of $50,530 for the quarter ended March 31, 2002 as compared to $273,326 for the quarter ended March 31, 2002. The decrease was due to the fact the Company no longer maintains any operations.

Net loss before income taxes and loss on discontinued segments

            We had a loss before taxes and discontinued segments of ($63,935) for the quarter ended March 31, 2003, as compared to a loss of ($306,505) for the quarter ended March 31, 2002. $34,927 of the loss came from the issuance of common stock for consulting services.

Unrealized loss on investments available for sale

            We did not have an unrealized loss on investments available for sale for the three months ending March 31, 2003.

Loss from discontinued operations

            We had a loss from operations of discontinued entities of $818,075 in the period ended March 31, 2002. We did not have such loss in 2003 since the entities, Flexxtech Holdings, Inc. and its wholly owned subsidiary, Primavera were disposed off on December 31, 2002.

Net loss

            We had a net loss of ($63,935) for the quarter ended March 31, 2003 as compared to a net loss of ($1,124,580) for the quarter ended March 31, 2002.

Comprehensive Loss.

            We had a Comprehensive Loss of ($63,935) for the quarter ended March 31, 2003 as compared to a Comprehensive Loss of ($1,124,580) for the quarter ended March 31, 2002.

Basic and diluted loss per share

            Our basic and diluted loss per share for the quarter ended March 31, 2003 was ($0.13) as compared to ($10.36) for the quarter ended March 31, 2002

Litigation

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

            On April 25, 2003 the Superior Court Of The State of California entered a judgment in the amount of $46,120 against the Company, in favor of a vendor of the Company's former subsidiary North Texas Circuit Board ("NTCB"). The Company believes that it was never issued proper service of process for the complaint. In addition, on August 20, 2002 NTCB was sold by the Company to a purchaser ("Purchaser"). Pursuant to terms of the share purchase agreement, Purchaser assumes all liabilities of NTCB. The Company plans to vigorously oppose the action.

            On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. While management of the Company intends to oppose the claims, the Company is attempting to settle the dispute with the investor.

            The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

Change in Securities

            During the three month period ended March 31, 2003, we issued 75,000 shares of common stock to an entity related to the major shareholder of the Company before the restructuring agreement, as consulting fees.

Liquidity and Capital Resources

            The Company must continue to raise capital to fulfill its plan of acquiring companies and assisting in the development of those companies internally. If the Company is unable to raise any additional capital its operations will be curtailed. As of March 31, 2003, the Company had total Current Assets of $45,335 and Current Liabilities of $2,894,311. Cash and cash equivalents were $667 as compared to $129,393 at march 31, 2002,. Our Stockholder's Deficit at march 31, 2003 was ($2,988,976).

            We had a net usage of cash due to operating activities in March 31, 2003 and 2002 of $7,729 and $774,562, respectively. We had net cash provided by financing activities of $4,490 and $533,171 in the three month period ended March 31, 2003 and 2002, respectively. We had cash inflow of 343,358 from sale of stock and $213,500 from borrowings in the period ended March 31, 2002.

Subsidiaries

            As of March 31, 2003, we do not have any subsidiary.

Plans to Raise Capital

         We currently need to raise additional capital to stay in business. Proceeds from any such capital raising transactions will be used for general corporate purposes, including working capital. Should we not raise capital, our ability to develop new business opportunities will be greatly diminished.

Substantial Indebtedness

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

Item 3. Subsequent Events

            On April 9, 2003, the Company signed a restructuring agreement with Duchess Advisors LLC and its affiliates. Under the agreement, Western Cottonwood Corporation, a related party through major shareholder, agreed to forgive in Notes receivable and interest receivable from the Company as of December 31, 2002. Under the agreement, Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, former president of the Company, shall maintain a combined ownership percentage of a non-dilutive 2% through the Company's first merger or acquisition transaction. Per the agreement, the president of the Company resigned and nominees of Dutchess Advisors LLC were appointed officers of the Company.

Item 4. Defaults Upon Senior Securities

        Not Applicable.

Item 5. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 6. Other Information.

On April 8, 2003, the Company and Paradigm agreed that the transaction is void ab initio (that is, at its inception), with the effect that Paradigm remains the owner of all of its Assets and the shares of the Company's Preferred Stock are restored to the status of authorized but un-issued shares. Michael Cummings, President of Paradigm also resigned as a Director of the Company's Board of Directors.

Item 7. Exhibits and Reports on Form 8-K.

Exhibits filed with this Report

      (a) Reports on Form 8-K

      Not Applicable

ITEM III. Controls and Procedures

         Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

         Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

            SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLEXXTECH CORPORATION
                                  (Registrant)

Date:  May 20, 2003                  By:  /s/ Michael A. Novielli
                                          ---------------------------------
                                              Michael A. Novielli
                                              Chairman, CEO & CFO

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Michael A. Novielli, Chairman, CEO & CFO of the registrant, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Flexxtech Corporation;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003                                  /s/ Michael A. Novielli
                                                     ---------------------------
                                                     Michael A. Novielli
                                                     Chairman, CEO & CFO