Form 10QSB
period 2003-06-30
FLEXXTECH CORP
filed 2003-08-18
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                        Commission file number 000-25499


                              Flexxtech Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                       88-0390360
         --------------------          -----------------------
     State or other jurisdiction of          (IRS Employer
     Incorporation  or organization       Identification Number)



       18 Technology Dr., Suite 140A
             Irvine, CA                                       92618
  ---------------------------------------              -------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (949) 753-7499
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of June 30, 2003, the issuer had outstanding 10,325,407 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       FLEXXTECH CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

ASSETS
Current Asset:
               Cash and cash equivalents . . . . . . . . . . . .  $      6,730
               Accounts receivable . . . . . . . . . . . . . . .       450,879
               Notes receivable - related parties. . . . . . . .        80,534
               Other current assets. . . . . . . . . . . . . . .         2,289
                                                                       540,432
                                                                  -------------

Property and Equipment, net. . . . . . . . . . . . . . . . . . .         8,580

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,745,840
                                                                  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,294,852
                                                                  =============

  LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable and accrued expenses . . . . . .  $  1,219,181
               Loans payable . . . . . . . . . . . . . . . . . .        69,281
               Loans payable related parties . . . . . . . . . .         3,500
               Due to factor . . . . . . . . . . . . . . . . . .       299,515
               Convertible debt - current. . . . . . . . . . . .       762,761
       Total Current Liabilities . . . . . . . . . . . . . . . .     2,354,238
                                                                  -------------

Long-term Liabilities:
               Convertible debt net of debenture cost. . . . . .       220,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 10,325,407 shares. .        10,325
         Additional paid in capital. . . . . . . . . . . . . . .    17,679,523
         Shares to be issued . . . . . . . . . . . . . . . . . .        16,900
         Accumulated deficit . . . . . . . . . . . . . . . . . .   (17,986,134)
                                                                  -------------
             Total Stockholders' Deficit . . . . . . . . . . . .      (279,386)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $  2,294,852
                                                                  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                      FLEXXTECH CORPORATION & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                        THREE MONTHS                 SIX MONTHS
                                                                           ENDED                       ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                ---------------------------   ------------------------
                                                                      2003          2002          2003          2002
                                                                --------------  ------------  -----------  ------------
NET REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . .  $     196,571             -   $  196,571             -
COST OF REVENUE. . . . . . . . . . . . . . . . . . . . . . . .        135,835             -      135,835             -
                                                                --------------  ------------  -----------  ------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . .         60,736             -       60,736             -
OPERATING EXPENSES . . . . . . . . . . . . . . . . . . . . . .        266,714       581,129      317,244       854,455
                                                                --------------  ------------  -----------  ------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . .       (205,978)     (581,129)    (256,508)     (854,455)

Other income (expense)
    Litigation settlement. . . . . . . . . . . . . . . . . . .              -       (41,743)           -       (41,743)
    Interest income. . . . . . . . . . . . . . . . . . . . . .            660             -        1,320             -
    Loss on settlement debt. . . . . . . . . . . . . . . . . .              -      (172,444)           -      (172,444)
    Interest expense . . . . . . . . . . . . . . . . . . . . .        (12,300)     (104,293)     (25,565)     (136,672)
                                                                --------------  ------------  -----------  ------------
           Total other income (expense). . . . . . . . . . . .        (11,640)     (318,480)     (24,245)     (350,859)
                                                                --------------  ------------  -----------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. . . . . .       (217,618)     (899,609)    (280,753)   (1,205,314)
Provision of Income tax. . . . . . . . . . . . . . . . . . . .              -             -          800           800
                                                                --------------  ------------  -----------  ------------
LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . .       (217,618)     (899,609)    (281,553)   (1,206,114)
LOSS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . .              -      (609,888)           -    (1,427,963)
                                                                --------------  ------------  -----------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (217,618)  $(1,509,497)  $ (281,553)  $(2,634,077)
                                                                ==============  ============  ===========  ============
Basic and diluted loss per share from continuing operations. .  $       (0.05)  $     (7.27)  $    (0.11)  $    (10.38)
Basic and diluted loss per share from discontinued operations.  $           -   $     (4.93)  $        -   $    (12.29)
                                                                --------------  ------------  -----------  ------------
Basic and diluted loss per share . . . . . . . . . . . . . . .  $       (0.05)  $    (12.21)  $    (0.11)  $    (22.68)
                                                                ==============  ============  ===========  ============
Basic and diluted weighted average shares outstanding. . . . .      4,712,836       123,671    2,611,048       116,146
                                                                ==============  ============  ===========  ============

* The  basic  and  diluted  net  loss  per  share  has  been  restated  to  retroactively effect a 200:1 reverse stock split  at  January  23,  2003

  Weighted  average  number  of  shares  used  to  compute  basic  and  diluted  loss  per  share  is  the  same  since since  the  effect  of  dilutive  securities  is  anti-dilutive.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                         FLEXXTECH CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                       2003          2002
                                                                  ==========  ============

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(281,553)  $(2,634,077)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities
      Depreciation and amortization. . . . . . . . . . . . . . .      5,365       149,594
      Issuance of stocks for consulting services & compensation.    121,950       687,419
      Issuance of stocks for settlement of debt. . . . . . . . .          -       426,514
      Loss on settlement of debt . . . . . . . . . . . . . . . .          -       172,444
      (Increase) / decrease in current assets
           Accounts receivable . . . . . . . . . . . . . . . . .     61,143        58,546
           Inventory . . . . . . . . . . . . . . . . . . . . . .          -      (257,357)
           Deposits & other current assets . . . . . . . . . . .      3,775       (19,042)
      Increase /(decrease) in current liabilities
           Accrued expenses & accounts payable . . . . . . . . .    147,363       (33,259)
                                                                  ----------  ------------
           NET CASH PROVIDED BY (USED IN) OPERATING
                  ACTIVITIES FROM CONTINUED OPERATIONS . . . . .     58,043    (1,449,218)
                                                                  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Cash received in acquisition of subsidiary. . . . . .      3,311             -
                                                                  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sales of common stock. . . . . . . . . .          -       824,191
          Proceeds from shares to be issued. . . . . . . . . . .      2,150             -
          Repayment of notes receivable. . . . . . . . . . . . .    (39,320)     (110,300)
          Proceeds from borrowings . . . . . . . . . . . . . . .          -       496,187
          Payments of loans. . . . . . . . . . . . . . . . . . .    (21,360)      (59,200)
                                                                  ----------  ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. .    (58,530)    1,150,878
                                                                  ----------  ------------

NET INCREASE (DECREASE IN) CASH AND CASH EQUIVALENTS . . . . . .      2,824      (298,340)

CASH AND CASH EQUIVALENTS -BEGINNING . . . . . . . . . . . . . .      3,906       370,784
                                                                  ----------  ------------
CASH AND CASH EQUIVALENTS -ENDING. . . . . . . . . . . . . . . .  $   6,730   $    72,444
                                                                  ==========  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              FLEXXTECH  CORPORATION  &  SUBSIDIARY
                     NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.          BASIS  OF  PREPARATION:

      The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

On May 23, 2003, the Company closed a purchase agreement to acquire 100% of the issued and outstanding common stock of Network Installation Corporation (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of the Company's common stock and five year option to purchase an additional 618,000 shares of the Company stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003 (note
11).

NIC was incorporated on July 18, 1997, under the laws of the State of California. The Company is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stem in house. The Company participated in the worldwide network infrastructure market to end users, structured cabling market and the telephony services.

The  Company  has  disposed  off  all  other  subsidiaries by December 31, 2002.

REVENUE  RECOGNITION

Revenue Recognition Revenue is recognized when the contract is completed (Completed-Contract Method). The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Because of short duration of the contracts, the Company did not have any work in progress as of June 30, 2003. Expenses are recognized in the period in which the corresponding liability is incurred.

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

2.  PRINCIPLES  OF  CONSOLIDATION

The accompanying financial statements include the accounts of Flexxtech Corporation (the "Parent"), and its 100% owned subsidiary, Network Installation Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The historical results for the period ended June 30, 2003 include the Company and Network Installation Corporation (from the acquisition date), while the historical results for the period ended June 30, 2002 include only Flexxtech Corporation.

3.     RECENT  PRONOUCEMENTS

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

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

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

4.      GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $17,986,134 including a net loss of $281,553 for the six month period ended June 30, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2003, towards obtaining additional equity financing through various private placements and evaluation of its distribution and marketing methods. In that regard, during the year ended December 31, 2002, the Company disposed off all of its losing subsidiaries.

5.     NOTES  RECEIVABLE/PAYABLE  -  RELATED

Notes  receivable  from  related  parties

Through December 31, 2002, the Company had advanced $6,008 to an entity related through common director and $38,000 to a shareholder and former officer of the Company. As a part of the reorganization of the Company on April 9, 2003, the amounts were forgiven as a part of the whole transaction.

The Company has a receivable from a company related by common officer amounting $73,206 as of June 30, 2003. The amount is unsecured, due on demand and non interest bearing.

Notes  payable  to  related  parties

The notes payable to related parties through common major shareholders and officer of the Company and individuals related to major shareholders of the Company, amounting $1,727,908 were forgiven per restructuring agreement at April 9, 2003. The notes were due on demand, with interest rate ranging from 10% to 18% per year and secured by the assets of the Company. Interests on the notes along with any accrued interest were also forgiven per a restructuring agreement (note 11). As part of restructuring agreement, the Company issued 690,000 shares of common stock to the related parties. The Company recorded $1,727,908 as an addition to the stockholders' equity.

The Company has $3,500 payable to the major shareholder and officer of the Company based on the purchase agreement of the subsidiary.

6.      DUE  TO  FACTOR

On February 27, 2003, NIC, the subsidiary of the Company, entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of June 30, 2003, the Company factored receivables of approximately $299,515. In connection with the factoring agreement, the Company included fees of $2,493 in the period ended June 30, 2003.

7.      INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2003, the Company incurred net operating losses for tax purposes of approximately $16,800,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2003 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2003 was approximately $6,720,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

8.      STOCKHOLDERS'  EQUITY

During the six month periods ended June 30, 2003, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

STOCK  SPLIT

On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

COMMON  STOCK:

During the six month period ended June 30, 2003, the Company issued common stock as follows:

7,382,000 shares of common stock valued at $1,107,300 were issued for acquisition of its subsidiary, Network Installation Corporation.

On April 7, 2003, the Company issued 800,000 shares of common stock to a major shareholder as inducement for debenture amounting $80,000. The shares were valued at $120,000 and recorded as deemed dividend to the major shareholder.

On April 7, 2003, the Company issued 250,000 shares of common stock to an unrelated party as inducement for debenture amounting $25,000. The shares were recorded as debenture issuance cost up-to the amount of debenture of $25,000. The debentures have been presented net of debentures issuance cost in the financial statements at June 30, 2003.

The Company issued 700,000 shares of common stock to the major shareholder for consulting services amounting $105,000.

The Company issued 690,000 shares of common stock as a part of restructuring on April 9, 2003 (note 11).

CONVERTIBLE  DEBENTURES:

In the year ended December 31, 2001, the Company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. As of June 30, 2003, the outstanding balance of the debentures amounted to $662,761.

On April 7, 2003, in connection with the recession agreement (note 11), the Company issued convertible debentures of $140,000 to various parties. The
Company has recorded the debentures as recession cost in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

On April 7, 2003, the Company issued debentures amounting $105,000, carrying an interest rate of 6% per annum, due in April 2008. The face amount of this Debenture may be converted, in whole or in part, any time following the Closing Date. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

In connection with issuance of debentures, the Company issued 250,000 shares of common stock to an unrelated party and 800,000 shares of common stock to a related party. The shares issued to the unrelated party were recorded as debenture issuance cost up-to the amount of debenture amounting $25,000. The debentures have been presented net of debentures issuance cost in the financial statements at June 30, 2003. The shares issued to the related party have been recorded as deemed dividend amounting $120,000.

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

STOCK  OPTION  PLAN

The Company has adopted a stock option plan for the granting of options to employees, consultants and other providers of goods and services to the Company. The Company has set aside 1,000,000 shares of common stock under the plan. No option has been granted under the plan through June 30, 2003.

9.      LITIGATION

     In the year ended December 31, 2002, a suit was brought against the Company alleging the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the Plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. Presently, the complaint and cross-complaint have been answered by the Company and discovery has commenced. The plaintiff has filed a motion to compel further discovery and for sanctions. Management of the Company is opposing the claims and alleges that it delivered a properly issued convertible note to the plaintiff. In the opinion of the Company's counsel, the Company's exposure in the case is $100,000 for the investment plus interest. However, if the claims against the Company are successful, the punitive damages could triple the damages. The Company has accrued $300,000 in the accompanying financial statements against any possible outcome. The Company is attempting to settle the case with the plaintiff, and has made a good faith payment of $20,000 towards a definitive settlement agreement.

     On April 25, 2003 the Superior Court of the State of California entered a judgment in the amount of $46,120 against the Company, in favor of a vendor of the Company's former subsidiary North Texas Circuit Board ("NTCB"). The Company believes that it was never issued proper service of process for the complaint. In addition, on August 20, 2002, the Company sold NTCB to a purchaser. Pursuant to terms of the share purchase agreement, the purchaser assumed all liabilities of NTCB. The Company plans to vigorously oppose the action and to pursue the purchaser to pay the judgment under its contractual obligation.

     On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Management of the Company is opposing the claims and intends to vigorously oppose the action.

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

     The Company paid $-0- for income taxes and interest during the three month period ended June 30, 2003. The Company paid income taxes of $-0- and interest of $15,100 during the three month period ended June 30, 2002.

     The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 7) for consulting services.

11.    RESTRUCTURING  AND  ACQUISITIONS

On October 1, 2002, the Company signed to acquire 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. Paradigm was a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. As part of the transaction, the Company agreed to use its best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital. However, the Company was unable to arrange infusion of the capital per the agreement.

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

On April 9, 2003, the Company signed a restructuring agreement with Duchess Advisors LLC and its affiliates. Under the agreement, Western Cottonwood Corporation, a related party through major shareholder, agreed to forgive Notes receivable and interest receivable from the Company (note 5). Under the agreement, Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, former president of the Company, shall maintain a combined ownership percentage of a non-dilutive 2% through the Company's first merger or acquisition transaction. Per the agreement, the president of the Company resigned and nominees of Dutchess Advisors LLC were appointed officers of the Company. Pursuant to the consulting Agreement, the Company issued Seven Hundred Thousand (700,000) shares or common stock of the Company to Dutchess Advisors, Ltd. (the "consultant"). Also, the Company will pay to the Consultant, the sum of three thousand dollars per month ($3,000) for non accountable expenses for months 1-12. The Retainer shall increase to five thousand dollars ($5,000) per month for months 13-24. Payment of nine thousand dollars ($9,000) for the first three months is due upon execution of this Agreement. Payment for the remaining months shall be due by the fifth business day of each month and payable in the form of corporate check or wire transfer. The Company shall reimburse Consultant for those reasonable and necessary out-of-pocket expenses (including but not limited to travel, transportation, lodging, meals etc.) which have been approved by the President of the Company prior to their incurrence and which have been incurred by Consultant in connection with the rendering of services hereunder. The term of this Agreement shall be twenty four (24) months commencing on the date and year first above written.

On May 23, 2003, the Company closed a purchase agreement to acquire 100% of the issued and outstanding common stock of Network Installation Corporation (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of the Company's common stock and five year option to purchase an additional 618,000 shares of the Company stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003. A summary of the NIC assets acquired, liabilities assumed and consideration for is as follows:


                     Allocated
                     Amount
                     -----------
Cash. . . . . . . .  $    3,311
Accounts receivable      511722
Notes receivable. .       73206
Fixed assets. . . .       10262
Other assets. . . .        2289
Current liabilities    (1189330)
Goodwill. . . . . .     1745840
                     -----------
                     $1,157,300
                     ===========


Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:



Consideration paid. . . . . .  Amount

Cash. . . . . . . . . . . . .  $   50,000
Common stock-7,382,000 shares     1107300
                               ----------
                               $1,157,300
                               ==========

NIC did not have any operations in the six month period ended June 30, 2002.

ITEM 2. Management's Discussion and Analysis or Plan of Operation


CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

         This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

         The discussion and financial statements contained herein are for the three months ended June 30, 2003 and June 30, 2002. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Overview:

     On October 1, 2002, we signed to acquire 80% of the outstanding Common Shares of W3M, Inc. (dba "Paradigm Cabling Systems"), a privately held California corporation ("Paradigm"), in a stock for stock exchange. Paradigm was incorporated in California in May of 1998, under its current corporate name, W3M, Inc. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house, for larger, medium and smaller industrial, educational and residential complexes. As part of the transaction, we agreed to use our best efforts to arrange in the future for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital. However, we were unable to arrange infusion of the capital per the agreement.

     On April 8, 2003, we and Paradigm agreed that the transaction is void ab initio (that is, at its inception), with the effect that Paradigm remains the owner of all of its Assets and the shares of our Preferred Stock are restored to the status of authorized but un-issued shares. The Purchase Agreement and all related documents and all documents delivered in connection therewith were thereby terminated ab initio and are of no force or effect whatsoever. In connection with funds invested as working capital into Paradigm during the period from October 1, 2002 until April 1, 2003, we issued to Ashford Capital LLC and e-fund Capital/Barrett Evans (or its designee), 5 year convertible debentures in the amount of sixty five thousand dollars ($65,000) and seventy five thousand dollars ($75,000) respectively. We recorded $140,000 as loss on acquisition and recession in the financial statements at December 31, 2002. We recorded $140,000 as loss on acquisition and recession in the financial statements at December 31, 2002. Michael Cummings, President of Paradigm also resigned as a Director of the Company's Board of Directors.

     On April 9, 2003, we executed a Restructuring Agreement pursuant to which Western Cottonwood Corporation, a related party through a major shareholder, agreed to forgive its Notes receivable and interest receivable from us as of December 31, 2002. Pursuant to the agreement, (i) Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, our former president, shall maintain a combined ownership percentage of a non-dilutive 2% through our first merger or acquisition transaction and (ii) our president of resigned and (iii) nominees of Dutchess Private Equities Fund, LP were appointed officers. It is the intent of the new board of directors to continue as a public company and seek out business opportunities that will add value to our Company.

     On April 17, 2003, we executed a Letter of Intent to merge with Irvine, CA - based Network Installation Corporation. Network Installation is a designer and installer of data, voice, and video networks. The transaction closed on May 16, 2003.

     A detailed description of the terms and conditions of (i) the voided Paradigm Cabling Purchase Agreement and (ii) the Restructuring Agreement are available in our filing on Form 8-K dated April 23, 2003. A detailed description of the acquisition of Network Installations, Inc. is included in the Company's filing on Form 8-K dated June 13, 2003.

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

THREE MONTHS AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS AND SIX MONTH PERIODS ENDED JUNE 30,
2002  (restated  for  disposal  of  subsidiaries)

Results  of  Operations
-----------------------

     We generated consolidated revenues of $196,571 for the three months ended June 30, 2003 as compared to $0 for the three months ended June 30, 2002. Currently, our cash needs include, but are not limited to, legal and accounting services, and future acquisitions.

Net  Revenues
-------------

     We had net revenues of $196,571 for the quarter ended June 30, 2003 as compared to $0 for the quarter ended June 30, 2002. We had net revenues of $196,571 for the quarter ended June 30, 2003 as compared to $0 for the quarter ended June 30, 2002. All of our revenue in the current period is from our subsidiary Network Installation Corporation. Our operations from the subsidiaries disposed off in 2002 have been separately classified in the Statements of Operations.

Cost  of  Revenue
-----------------

     We incurred Cost of Revenue of $135,835 for the three and six month period ended June 30, 2003 as compared to $0 for the three and six month period ended June 30, 2002.

General,  Administrative  and  Selling  Expenses
------------------------------------------------

     We incurred costs of $266,714 and $317,244 for the three and six month ended June 30, 2003 as compared to $581,129 and $854,455 for the three month and six month periods ended June 30, 2002, respectively. The decrease in General, Administrative and Selling Expenses in the current period primarily because we issued shares of common stock amounting $687,419 as consulting fees in the prior period as compared to issuance of common shares amounting $121,950 in the current period.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------

     We had a loss before taxes and discontinued segments of ($217,618) and ($280,753) for the three and six month period ended June 30, 2003, as compared to a loss of ($899,609) and ($1,206,114) for the three and six month periods ended June 30, 2002. The decrease in net loss before income taxes and loss on discontinued segments is due to the factors described above as well as the fact that we did not have any loss on settlement of debt in the current period as compared to $$172,444 in the corresponding periods last year.
 .

Loss  from  discontinued  operations
------------------------------------

     We had a loss from operations of discontinued entities of $609,888 and 1,427,963 in the three and six month periods ended June 30, 2002, respectively. We did not have such loss in 2003 since the entities, Flexxtech Holdings, Inc. and its wholly owned subsidiary, Primavera, were disposed off by December 31, 2002.

Net  loss
---------

     We had a net loss of ($217,618) and ($281,553) for the three and six month periods ended June 30, 2003 as compared to a net loss of ($1,509,497) and ($2,634,077)for the three and six month periods ended June 30, 2002.

Basic  and  diluted  loss  per  share
-------------------------------------

     Our basic and diluted loss per share for the quarter ended June 30, 2003 was ($0.05) as compared to ($12.21) for the quarter ended June 30, 2002

Liquidity  and  Capital  Resources
----------------------------------

    We must continue to raise capital to fulfill its plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of June 30, 2003, we had total Current Assets of $540,432 and Current Liabilities of $2,354,238. Cash and cash equivalents were $6,730 as compared to $72,444 at June 30, 2002. Our Stockholder's Deficit at June 30, 2003 was ($279,386).

     We had a net usage of cash due to operating activities in June 30, 2003 and 2002 of $58,043 and $1,449,218 respectively. The major factor in contributing negative cash flows in the corresponding period last year was the net loss for the period amounted to $2,634,077 as compared to a net loss of $281,553 in the six month period ended June 30, 2003. We had net cash provided by financing activities of ($58,530) and $1,150,878 in the three month period ended June 30, 2003 and 2002, respectively. The reason for decrease in the current period is no sale shares for cash as compared to sale of shares for cash of $824,191 in the corresponding period last year. We had $0 from borrowings in the period ended June 30, 2003 as compared to $496,187 in the corresponding period last year.

Subsidiaries
------------

     As of June 30, 2003, we have one subsidiary, Network Installation Corporation.

Substantial  Indebtedness
-------------------------

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

- we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

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

Item 3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our interim chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and interim chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and interim chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART II

Item  1.  Litigation

     In the year ended December 31, 2002, a suit was brought against us alleging we made false written and oral representations to induce the plaintiff to invest in our Company and that such investment occurred despite the Plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery against us and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud. Presently, we have answered the complaint and cross-complaint and discovery has commenced. The plaintiff has filed a motion to compel further discovery and for sanctions. We are vigorously opposing the claims. In the opinion of our counsel, our exposure in the case is $100,000 for the investment plus interest. However, if the claims against us are successful, the punitive damages could triple the damages. We have accrued $300,000 in the accompanying financial statements against any possible outcome. We are attempting to settle the case with the plaintiff, and has made a good faith payment of $20,000 towards a definitive settlement agreement.

     On April 25, 2003 the Superior Court Of The State of California entered a judgment in the amount of $46,120 against us; in favor of a vendor of our former subsidiary North Texas Circuit Board ("NTCB"). We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002, we sold NTCB to a purchaser. Pursuant to terms of the share purchase agreement, the purchaser assumed all liabilities of NTCB. We plan to vigorously oppose the action and to pursue the purchaser to pay the judgment under its contractual obligation.

     On April 29, 2003 a suit was brought against us by an investor, alleging breach of contract pursuant to a settlement agreement executed between us and investor dated November 20, 2002. The suit alleges that we are delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Management intends to oppose the claims.

     Other that the litigation disclosed above, we are not aware of threatened or existing litigation that could have an adverse material impact on our financial statements.




Item  2:  Changes  in  Securities

(a)     Not  Applicable
(b)     Not  Applicable
(c)

We issued 7,382,000 shares of common stock valued at $1,107,300 on May 10th, 2003 for acquisition of our subsidiary, Network Installation Corporation.

On April 7, 2003, we issued 800,000 shares of common stock to a major shareholder as inducement for debenture amounting $80,000. The shares were valued at $120,000.

On April 7, 2003, we issued 250,000 shares of common stock to an unrelated party as inducement for debenture amounting $25,000. The shares were recorded as debenture issuance cost up-to the amount of debenture of $25,000.

We issued 700,000 shares of common stock to the major shareholder for consulting services amounting $105,000 on June 11th, 2003.

On April 8, 2003, we  issued  convertible  debenture  of  $140,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing  bid  price  during the fifteen
(15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date of the Transaction.

We issued 690,000 shares of common stock as a part of restructuring on April 9, 2003 to former management as per the transaction disclosed on Form 8-K filed April 23, 2003

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securiies Act of 1033 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securites Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)     Not  Applicable

Item  3.  Defaults  Upon  Senior  Securities

        Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

        Not  Applicable.

Item  5.  Other  Information.

        Not Applicable

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

Number    Description
------    -----------
3.1      Articles  of  Incorporation  filed  as  Exhibit  3.1  to the Company's
         Registration Statement on Form 10SB filed on March 5th, 1999 and Incorporated herein by reference.

3.2 By-laws filed as Exhibit 3.2 to the Company's Registration Statement on Form 10SB filed on March 5th, 1999 and incorporate herein by reference.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Interim Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(b)      Reports on Form 8-K

We filed a Form 8-K on April 23, 2003.  We filed a Form 8-K on June 13,  2003.


                SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               FLEXXTECH  CORPORATION
                                                  (Registrant)

Date:  August  18,  2003             By:  /s/  Michael  Cummings
                                          --------------------------------
                                          Michael  Cummings
                                          President  &  Chief Executive Officer