Form 10QSB/A
period 2003-05-30
FLEXXTECH CORP
filed 2003-08-29
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             Amendment 1 to the
                                 FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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
                                                                  ==========  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PREPARATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 23, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

On May 23, 2003, the Company closed a purchase agreement to acquire 100% of the issued and outstanding common stock of Network Installation Corporation (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of the Company's common stock and five year option to purchase an additional 618,000 shares of the Company stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003 (note
12).

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

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

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

5.     NOTES  RECEIVABLE/PAYABLE  -  RELATED

Notes  receivable  from  related  parties

Through December 31, 2002, the Company had advanced $6,008 to an entity related through common director and $38,000 to a shareholder and former officer of the Company. As a part of the reorganization of the Company on April 9, 2003, the amount were forgiven as a part of the whole transaction.

The Company has a receivable from a company related by common officer amounting $73,206 as of June 30, 2003. The amount is unsecured, due on demand and non interest bearing.

Notes  payable  to  related  parties

The notes payable to related parties through common major shareholders and officer of the Company and individuals related to major shareholders of the Company, amounting $1,727,908 were forgiven per restructuring agreement at April 9, 2003. The notes were due on demand, with interest rate ranging from 10% to 18% per year and secured by the assets of the Company. Interests on the notes along with any accrued interest were also forgiven per a restructuring agreement (note 12). As part of restructuring agreement, the Company issued 690,000 shares of common stock to the related parties. The Company recorded $1,727,908 as an addition to the stockholders' equity.

The Company has $3,500 payable to the major shareholder and officer of the Company based on the purchase agreement of the subsidiary.

6.   LOAN  PAYABLE

NIC, the Company's wholly owned subsidiary, has an unsecured note payable of $47,500, guaranteed by the officer and shareholder of the Company, bearing an interest rate of 8.75%. The note was payable through a revolving line of credit, which commenced on November 6, 2001, the date of the note, and was to be expired in three years following the note date. The Company was to pay a total of 36 payments of interest only on the disbursed balance beginning one month from the note date and every month thereafter. The term period was to commence upon the termination of the revolving line of credit period. During the term period, the Company was to pay principal and interest payments in equal installment sufficient to fully amortize the principal balance outstanding, beginning one month from the commencement of the term period. All remaining principal and accrued interest was due and payable 7 years from the date of the note.

As a result of acquisition of NIC by the Company, NIC was in default on this note, since the note prohibited a change of ownership over 25% of NIC's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to NIC. The Company is in the process of making payment arrangement with the financing institution.

The Company has notes payable to unrelated parties amounting $21,781. These notes are due on demand, bear interest rate of 6% per annum and unsecured.

7.      DUE  TO  FACTOR

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

8.      INCOME  TAXES

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

9.      STOCKHOLDERS'  EQUITY

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

COMMON  STOCK:

During the six month period ended June 30, 2003, the Company issued common stock as follows:

75,000 shares of common stock were issued to an entity related through common officer at that time, for consulting fees, amounting $3,750.

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

The Company issued 690,000 shares of common stock as a part of restructuring on April 9, 2003 (note 12).

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

10.      LITIGATION

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

     On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Management of the Company intends to oppose the claims.


The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

11.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $-0- for income taxes and interest during the six month period ended June 30, 2003. The Company paid income taxes of $-0- and interest of $15,100 during the six month period ended June 30, 2002.

The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 9).

12.    RESTRUCTURING  AND  ACQUISITIONS

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





                                                    Allocated
                                                     Amount
-------------------------------------------------------------

   Cash                                          $     3,311
   Accounts receivable                               511,722
   Notes receivable                                   73,206
   Fixed assets                                       10,262
   Other assets                                        2,289
   Current liabilities                           (1,189,330)
   Goodwill                                        1,745,840
                                                ------------
                                                 $ 1,157,300
                                                ============







   Consideration paid                        Amount
-------------------------------------------------------

   Cash                                      $   50,000
   Common stock-7,382,000 shares              1,107,300
                                            -----------
                                             $1,157,300
                                            ===========



Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:



                                                     For Six months period
                                               June 30, 2003        June 30, 2002
---------------------------------------------------------------------------------
                                               (Unaudited)          (Unaudited)
Revenue                                        $  754,944           $     53,093
Net loss for the period                        $  495,681           $  2,698,837
Net loss per share                             $     0.19           $       0.36


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


               FLEXXTECH  CORPORATION
                                                  (Registrant)

Date:  August  21,  2003             By:  /s/  Michael  Cummings
                                          --------------------------------
                                          Michael  Cummings
                                          President  &  Chief Executive Officer