Form 10QSB
period 2003-09-30
NETWORK INSTALLATION CORP
filed 2003-11-13
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                        Commission file number 000-25499

                           Network Installation Corporation
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

As of November 1, 2003, the Issuer had outstanding 12,616,330 shares of its common stock, $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes [ ]  No [X]

PART  I  -  FINANCIAL  INFORMATION


                       NETWORK  INSTALLATION  CORP.
                   (Formerly,  Flexxtech  Corporation)
                      CONSOLIDATED  BALANCE  SHEET
                         SEPTEMBER  30,  2003
                             (Unaudited)


ASSETS
Current Asset:
               Cash and cash equivalents . . . . . . . . . . . .  $        667
               Accounts receivable . . . . . . . . . . . . . . .       337,763
               Notes receivable - related parties. . . . . . . .        80,534
               Other current assets. . . . . . . . . . . . . . .         2,289
                                                                  -------------
                                                                       421,253


Property and Equipment, net. . . . . . . . . . . . . . . . . . .         7,739

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,745,840
                                                                  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,174,832
                                                                  =============

  LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable and accrued expenses . . . . . .  $  1,358,428
               Loans payable . . . . . . . . . . . . . . . . . .        61,730
               Loans payable related parties . . . . . . . . . .        47,500
               Due to factor . . . . . . . . . . . . . . . . . .       205,929
               Convertible debt - current. . . . . . . . . . . .       663,860
                                                                  -------------
       Total Current Liabilities . . . . . . . . . . . . . . . .     2,337,447


Long-term Liabilities:
               Convertible debt. . . . . . . . . . . . . . . . .       378,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 12,616,330 shares. .        12,616
         Additional paid in capital. . . . . . . . . . . . . . .    20,066,110
         Shares to be issued . . . . . . . . . . . . . . . . . .        16,900
         Accumulated deficit . . . . . . . . . . . . . . . . . .   (20,636,241)
                                                                  -------------
             Total Stockholders' Deficit . . . . . . . . . . . .      (540,615)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $  2,174,832
                                                                  =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                               NETWORK  INSTALLATION  CORP.
                                          (Formerly,  Flexxtech  Corporation)
                                             CONSOLIDATED  STATEMENTS  OF
                                                     OPERATIONS
                                                     (Unaudited)


                                                             Three Month Periods             Nine Month Period
                                                             Ended September 30,            Ended September 30,
                                                             2003              2002           2003          2002
                                                      ----------------  ----------------  ------------  ------------
Net revenue. . . . . . . . . . . . . . . . . . . . .  $       444,736   $             -   $   641,307   $         -

Cost of revenue. . . . . . . . . . . . . . . . . . .          367,361                 -       503,196             -
                                                      ----------------  ----------------  ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . .           77,375                 -       138,111             -

Operating Expenses . . . . . . . . . . . . . . . . .        1,316,761           253,164     1,634,005     1,110,984
                                                      ----------------  ----------------  ------------  ------------
Loss from operations . . . . . . . . . . . . . . . .       (1,239,386)         (253,164)   (1,495,894)   (1,110,984)

Other income (expense)
    Litigation settlement. . . . . . . . . . . . . .                -                 -             -       (41,743)
    Gain on settlement of note receivable. . . . . .                -           192,314             -       192,314
    Interest income. . . . . . . . . . . . . . . . .                -                 -         1,320             -
    Loss on conversion of debenture. . . . . . . . .          (59,740)                -       (59,740)            -
    Loss on settlement of debts. . . . . . . . . . .                -          (150,000)            -      (322,443)
    Interest expense . . . . . . . . . . . . . . . .       (1,350,981)          (86,525)   (1,376,546)     (240,533)
                                                      ----------------  ----------------  ------------  ------------
           Total other income (expense). . . . . . .       (1,410,721)          (44,211)   (1,434,966)     (412,405)
                                                      ----------------  ----------------  ------------  ------------

Loss from continuing operations before
  income taxes . . . . . . . . . . . . . . . . . . .       (2,650,107)         (297,375)   (2,930,860)   (1,523,389)

Provision of Income tax. . . . . . . . . . . . . . .                -                 -           800         1,600
                                                      ----------------  ----------------  ------------  ------------
Loss from continuing operations. . . . . . . . . . .       (2,650,107)         (297,375)   (2,931,660)   (1,524,989)

Discontinued operations
    Loss from operations of discontinued subsidiary
        (Less applicable income taxes of  $800). . .                -           (95,711)            -    (1,502,172)
    Gain from disposal of subsidiary . . . . . . . .                -           327,012             -       327,012
                                                      ----------------  ----------------  ------------  ------------
                                                                    -           231,301             -    (1,175,160)

Net loss . . . . . . . . . . . . . . . . . . . . . .  $    (2,650,107)  $       (66,074)  $(2,931,660)  $(2,700,149)
                                                      ================  ================  ============  ============
Basic and diluted net loss per share:*

Basic and diluted loss per share from continuing
operations . . . . . . . . . . . . . . . . . . . . .  $         (0.24)  $         (1.78)  $     (0.53)  $    (11.45)
                                                      ----------------  ----------------  ------------  ------------

Basic and diluted loss per share from discontinued
 operations. . . . . . . . . . . . . . . . . . . . .  $          0.00   $          1.39   $      0.00   $     (8.83)
                                                      ----------------  ----------------  ------------  ------------

Basic and diluted loss per share . . . . . . . . . .  $         (0.24)  $         (0.39)  $     (0.53)  $    (20.28)
                                                      ================  ================  ============  ============

Basic and diluted weighted average shares
outstanding. . . . . . . . . . . . . . . . . . . . .       11,127,512           166,638     5,481,065       133,162
                                                      ================  ================  ============  ============


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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                 NETWORK  INSTALLATION  CORP.
                            (Formerly,  Flexxtech  Corporation)
                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
             FOR  THE  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002
                                       (Unaudited)


                                                                        2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,931,660)  $(2,700,149)
Adjustments to reconcile net loss to net cash used in operating activities from continued operations:
      Depreciation and amortization . . . . . . . . . . . . . .        6,206       154,979
      Issuance of stocks for consulting services & compensation    2,198,000       826,591
      Options granted for compensation. . . . . . . . . . . . .        6,987             -
      Issuance of marketable securities for consulting services            -        15,000
      Loss on settlement/conversion of debt . . . . . . . . . .       59,740       322,443
      Beneficial conversion feature of debentures . . . . . . .      134,000             -
      Gain on settlement of note receivable . . . . . . . . . .            -      (192,314)
      Disposal of subsidiaries. . . . . . . . . . . . . . . . .            -      (327,012)
      (Increase) / decrease in current assets
            Accounts receivable . . . . . . . . . . . . . . . .      174,259      (120,233)
             Inventory. . . . . . . . . . . . . . . . . . . . .            -      (173,818)
             Prepaid expenses . . . . . . . . . . . . . . . . .            -       (17,871)
             Deposits & other current assets. . . . . . . . . .        3,775             6
      Increase /(decrease) in current liabilities
            Accrued expenses & accounts payable . . . . . . . .      286,610      (735,857)
                                                                 ------------  ------------
           NET CASH USED IN OPERATING
                  ACTIVITIES FROM CONTINUED OPERATIONS. . . . .      (62,083)   (2,948,235)
                                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Cash balance with disposed subsidiary. . . . . . . . . .            -       (26,335)
       Cash received in acquisition of subsidiary . . . . . . .        3,311             -
                                                                 ------------  ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.        3,311       (26,335)


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sales of common stock. . . . . . . . . . .            -       825,879
       Proceeds from shares to be issued. . . . . . . . . . . .        2,150             -
       Increase in notes receivable . . . . . . . . . . . . . .      (93,120)     (110,300)
       Proceeds from borrowings . . . . . . . . . . . . . . . .      247,640     2,671,564
       Payments of loans. . . . . . . . . . . . . . . . . . . .     (101,137)     (777,082)
                                                                 ------------  ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .       55,533     2,610,061
                                                                 ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .       (3,239)     (364,509)

CASH AND CASH EQUIVALENTS -BEGINNING. . . . . . . . . . . . . .        3,906       370,784
                                                                 ------------  ------------

CASH AND CASH EQUIVALENTS -ENDING . . . . . . . . . . . . . . .  $       667   $     6,275
                                                                 ===========   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                    NETWORK  INSTALLATION  CORP.  &  SUBSIDIARY
                        (Formerly,  Flexxtech  Corporation)
             NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     BASIS  OF  PREPARATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 23, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

A certificate of amendment was filed on July 10, 2003 to change the Company's name from Flexxtech Corporation to Network Installation Corp.

NIC  was  incorporated  on  July  18,  1997,  under  the  laws  of  the State of
California. The Company focuses on the implementation requirements of specialty communication systems, Wireless Fidelity deployment and fixed Wireless Local Area Networks, or WLANs. They offer their customers the ability to integrate superior network solutions across the vast majority of communication requirements.

Revenue  Recognition

Revenue Recognition Revenue is recognized when the contract is completed (Completed-Contract Method). The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP)
81-1,   Accounting   for   Performance   of   Construction-Type   and   Certain
Production-Type Contracts. Because of short duration of the contracts, the Company did not have any work in progress as of September 30, 2003. Expenses are recognized in the period in which the corresponding liability is incurred.

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

2.  PRINCIPLES  OF  CONSOLIDATION

The accompanying financial statements include the accounts of Network Installation Corp., formerly Flexxtech Corporation (the "Parent"), and its 100% owned subsidiary, Network Installation Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The historical results for the period ended September 30, 2003 include the Company and Network Installation Corporation (from the acquisition date), while the historical results for the period ended September 30, 2002 include only Network Installation Corp., formerly Flexxtech Corporation.

3.     RECENT  PRONOUCEMENTS

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

4.      GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $20,636,241 including a net loss of $2,931,660 for the nine month period ended September 30, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2003, towards obtaining additional equity financing through various private placements and evaluation of its distribution and marketing methods. In that regard, during the year ended December 31, 2002, the Company disposed off all of its losing subsidiaries.

5.     NOTES  RECEIVABLE/PAYABLE  -  RELATED

Notes  receivable  from  related  parties

Through December 31, 2002, the Company had advanced $6,008 to an entity related through common director and $38,000 to a shareholder and former officer of the Company. As a part of the reorganization of the Company on April 9, 2003, the amount were forgiven as a part of the whole transaction.

The Company has a receivable from a company related by common officer amounting $80,534 as of September 30, 2003. The amount is unsecured, due on demand and non interest bearing.

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

The Company has $3,500 payable based on the purchase agreement of the subsidiary and $44,000 loans from the major shareholder and officer of the Company. The amount is unsecured, due on demand and non interest bearing.

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

As a result of acquisition of NIC by the Company, NIC was in default on this note, since the note prohibited a change of ownership over 25% of NIC's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to NIC. The Company is in the process of making payment arrangements with the financing institution. The amount outstanding at September 30, 2003, amounted to $39,949.

The Company has notes payable to unrelated parties amounting $21,781. These notes are due on demand, bear interest rate of 6% per annum and unsecured.

7.      DUE  TO  FACTOR

On February 27, 2003, NIC, the subsidiary of the Company, entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may at its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of September 30, 2003, the Company factored receivables of approximately $129,929. In connection with the factoring agreement, the Company included fees of $10,752 in the period ended September 30, 2003.

On September 17, 2003, NIC entered a factoring agreement with a related entity for $76,000 face amount. This amount is payable in 30 days and certain receivables were assigned and delivered. In the event that on the maturity date, any amounts on the note remain, the holder can exercise its right the face amount by $10,000 per month that the Note remains unpaid.

8.      INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through September 30, 2003, the Company incurred net operating losses for tax purposes of approximately $19,893,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at September 30, 2003 comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of September 30, 2003 was approximately $7,957,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

9.      STOCKHOLDERS'  EQUITY

During the nine month periods ended September 30, 2003, the Company issued stock at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Stock  Split

On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

Common  Stock:

During the nine month period ended September 30, 2003, the Company issued common stock as follows:

75,000 shares of common stock were issued to an entity related through a common officer at that time, for consulting fees, amounting to $3,750.

7,382,000 shares of common stock valued at $1,107,300 were issued for acquisition of its subsidiary, Network Installation Corporation.

On April 7, 2003, the Company issued 800,000 shares of common stock to a major shareholder as inducement for debentures amounting to $80,000. The shares were valued at $120,000 and recorded as a deemed dividend to the major shareholder.

On April 7, 2003, the Company issued 250,000 shares of common stock to an unrelated party as inducement for debentures amounting to $25,000. The shares were recorded as debenture issuance cost up to the amount of debenture of $25,000. The debentures have been presented net of debentures issuance cost in the financial statements.

The Company issued 690,000 shares of common stock as a part of restructuring on April 9, 2003 (note 12).

The Company issued 700,000 shares of common stock to a major shareholder for consulting services amounting to $105,000.

The Company issued 400,000 shares of common stock to directors for directors' fees amounting to $610,800.

The Company issued 275,000 shares of common stock to a major shareholder for consulting services amounting to $278,750.

The Company issued 65,923 shares of common stock valued at $158,641 for conversion of debentures in the amount of $98,901. The difference of the value of the stock issued and the debenture amount of $59,740 was charged as a loss on conversion.

The Company issued 1,550,000 shares to a major shareholder pursuant to a debenture agreement. $1,199,700 interest was recorded in the financial statement for these shares.

Convertible  debentures:

In the year ended December 31, 2001, the Company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $180,000 reflected in the interest expense in the financial statement. As of September 30, 2003, the outstanding balance of the debentures amounted to $563,860 out of which, $38,524 pertains to major shareholder.

On April 7, 2003, in connection with the recession agreement (note 12), the Company issued convertible debentures of $140,000 to various parties. The
Company has recorded the debentures as recession cost in the financial statements at December 31, 2002. The Holder of the debentures is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Restricted Period, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The Debentures shall pay six percent (6%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The debentures are payable on April 8, 2008.

On April 7, 2003, the company issued debentures amounting $105,000 to a major shareholder and a related party to a major shareholder, carrying an interest rate of 6% per annum, due in April 2008. The face amount of this Debenture may be converted, in whole or in art, any time following the Closing Date. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

In connection with issuance of debentures, the Company issued 250,000 shares of common stock to an unrelated party and 800,000 shares of common stock to a related party. The shares issued to the unrelated party were recorded as debenture issuance cost up-to the amount of debenture amounting $25,000. The debentures have been presented net of debentures issuance cost in the financial statements. The shares issued to the related party have been recorded as deemed dividend amounting $120,000. The valuation of shares was based upon average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

The Company has recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures in the nine month period ended September 30, 2003, an amount of $134,000, reflected in the financial statement as interest expense.

During the period ended September 30, 2003, the Company issued $158,000 debentures to a related party. These debentures carry an interest rate of 6% per annum, due in July to September 2008. The face amount of these Debentures may be converted, in whole or in part, any time following the Closing Date. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

The Company issued 1,550,000 shares to the major shareholder per debenture agreement. Per the agreement, the Company was required to issue one hundred thousand (100,000) shares of its common stock to holder, for each ten thousand dollars ($10,000) invested. The Company recorded stock issued amounting $1,199,700 as interest expense in the accompanying financial statements.

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

Stock  option  plan

In compliance with FAS No. 148, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine months ended September 30, 2003 (no options were issued in the period ended September 30, 2002) as follows ($ in thousands, except per share amounts):



            Net loss - as reported                    $(2,932)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                           (7)

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                         (10)
                                                 -------------
            Pro forma net loss                        $(2,949)
                                                 =============
            Loss per share:
            Basic, as reported                            0.53
            Diluted, as reported                          0.53
            Basic, pro forma                              0.54
            Diluted, pro forma                            0.54



 10.      LITIGATION

In the year ended December 31, 2002, a suit was brought against the Company alleging the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the Plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. Presently, the complaint and cross-complaint have been answered by the Company and discovery has commenced. The plaintiff has filed a motion to compel further discovery and for sanctions. Management of the Company is opposing the claims and alleges that it delivered a properly issued convertible note to the plaintiff. In the opinion of the Company's counsel, the Company's exposure in the case is $100,000 for the investment plus interest. However, if the claims against the Company are successful, the punitive damages could triple the damages. The Company has accrued $300,000 in the accompanying financial statements against any possible outcome. The Company is attempting to settle the case with the plaintiff, and has made a payment of $20,000 towards a definitive settlement agreement.

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

The Company paid $-0- for income taxes and interest during the nine month period ended September 30, 2003. The Company paid income taxes of $-0- and interest of $26,500 during the nine month period ended September 30, 2002.

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



                                 Allocated
                                 Amount

  Cash. . . . . . . . . . . . .  $     3,311
  Accounts receivable . . . . .      511,722
  Notes receivable. . . . . . .       73,206
  Fixed assets. . . . . . . . .       10,262
  Other assets. . . . . . . . .        2,289
  Current liabilities . . . . .   (1,189,330)
  Goodwill. . . . . . . . . . .    1,745,840
                                 ------------
                                 $ 1,157,300
                                 ============

  Consideration paid. . . . . .  Amount

  Cash. . . . . . . . . . . . .  $    50,000
  Common stock-7,382,000 shares    1,107,300
                                 ------------
                                 $ 1,157,300
                                 ============



Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:




                                                          For Nine months period
                                           September 30, 2003                 September 30, 2002
                                          -------------------                -------------------
                                            (Unaudited)                            (Unaudited)
Revenue                                     $1,199,680                             $804,080
Net loss for the period                     $3,184,057                           $2,524,090
Net loss per share                            $0.58                                   $0.34


ITEM  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

         This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our
integration  of  the  businesses  we  may  acquire   and   other   risks   and
uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

         The discussion and financial statements contained herein are for the three and nine month periods ended September 30, 2003 and September 30, 2002. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Overview:

THREE  MONTHS  AND  NINE  MONTH  PERIODS ENDED SEPTEMBER 30, 2003 AS COMPARED TO
THREE MONTHS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 (restated for disposal of subsidiaries)

Results  of  Operations
-----------------------

We generated consolidated revenues of $444,736 and $641,307 for the three and nine months ended September 30, 2003 as compared to $0 for the three and nine months ended September 30, 2002. The increase of $444,736 and $641,307 is due to the acquisition of the Company's operating subsidiary Network Installation Corp.

Net  Revenues
-------------

     We had net revenues of $444,736 for the quarter ended September 30, 2003 as compared to $0 for the quarter ended September 30, 2002. We had net revenues of $641,307 for the nine months ended September 30, 2003 as compared to $0 for the nine months ended September 30, 2002. All of our revenue in the current period is from our subsidiary Network Installation Corporation. Our operations from the subsidiaries disposed off in 2002 have been separately classified in the Statements of Operations.


Cost  of  Revenue
-----------------

     We incurred Cost of Revenue of $367,361 and 503,196 for the three and nine month period ended September 30, 2003, respectively as compared to $0 for the three and nine month period ended September 30, 2002. The increase of $367,361 and $503,196 is due to the acquisition of the Company's operating subsidiary Network Installation Corp.

General,  Administrative  and  Selling  Expenses
------------------------------------------------

     We  incurred  costs  of  $1,316,761   and  $1,634,005  for  the  three  and
nine month ended September 30, 2003 as compared to $253,164 and $1,110,984 for the three month and nine month periods ended June 30, 2002, respectively. General, Administrative and Selling Expenses increased in the current period primarily because we issued shares of common stock amounting to $687,419 as consulting fees in the prior period as compared to issuance of common shares amounting $121,950 in the current period.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------

     We had a loss before taxes and discontinued segments of ($2,650,107) and ($2,930,860) for the three and nine month period ended September 30, 2003, as compared to a loss of (253,164) and (1,110,984) for the three and nine month periods ended September 30, 2002. The decrease in net loss before income taxes and loss on discontinued segments is due to the factors described above as well as the fact that we did not have any loss on settlement of debt in the current period as compared to $172,444 in the corresponding periods last year.
 .
Net  loss
---------

   We had a net loss of ($2,650,107) and ($2,931,660) for the three and nine Month periods ended September 30, 2003 as compared to a net loss of ($66,074) and ($2,700,149) for the three and six month periods ended September 30, 2002.

Basic  and  diluted  loss  per  share
-------------------------------------

     Our basic and diluted loss per share for the quarter ended September 30, 2003 was $(0.24) as compared to $(0.39) for the quarter ended September 30, 2002. The decrease of $(0.15) is due to the acquisition of the Company's operating subsidiary Network Installation Corp.

Liquidity  and  Capital  Resources
----------------------------------

    We must continue to raise capital to fulfill its plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital, our operations will be curtailed. As of September 30, 2003, we had total Current Assets of $421,253 and Current Liabilities of $2,337,447 . Cash and cash equivalents were $667 as compared to $72,444 at September 30, 2002. Our Stockholder's Deficit at September 30, 2003 was $(540,615).

     We had a net usage of cash due to operating activities in September 30, 2003 and 2002 of $62,083 and $2,948,235 respectively. The major factor in contributing to negative cash flows in the corresponding period last year was the net loss for the period amounted to $2,634,077 as compared to a net loss of $281,553 in the nine month period ended September 30, 2003. We had net cash provided by financing activities of $55,533 and $2,610,061 in the nine month period ended September 30, 2003 and 2002, respectively. The reason for decrease in the current period is no sale shares for cash as compared to sale of shares for cash of $824,191 in the corresponding period last year. We had $0 from borrowings in the period ended September 30, 2003 as compared to $496,187 in the corresponding period last year. Currently, our cash needs include, but are not limited to, legal and accounting services, and future acquisitions.


Subsidiaries
------------

     As of September 30, 2003, we have one subsidiary, Network Installation Corporation.

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

Item  3.  Controls  and  Procedures

     Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     Other than the litigation disclosed above, we are not aware of threatened or existing litigation that could have an adverse material impact on our financial statements.

Item  2:  Changes  in  Securities

(a)     Not  Applicable.
(b)     Not  Applicable.
(c)

We issued 7,382,000 shares of common stock valued at $1,107,300 on May 10th, 2003 for acquisition of our subsidiary, Network Installation Corporation.

On April 7, 2003, we issued 800,000 shares of common stock to a major shareholder as inducement for debentures amounting to $80,000. The shares were valued at $120,000.

On April 7, 2003, we issued 250,000 shares of common stock to an unrelated party as an inducement for debentures amounting to $25,000. The shares were recorded as debenture issuance cost up to the amount of debenture of $25,000.

We issued 700,000 shares of common stock to a major shareholder for consulting services amounting to $105,000 on June 11th, 2003.

On  April  8, 2003, we  issued  convertible  debenture  of  $140,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

We issued 690,000 shares of common stock as a part of restructuring on April 9, 2003 to former management as per the transaction disclosed on Form 8-K filed April 23, 2003.

We issued 275,000 shares of common stock to a major shareholder for consulting services amounting to $278,750.

We issued 65,923 shares of common stock valued at $158,641 for conversion of debentures in the amount of $98,901.

We issued 1,550,000 shares to a major shareholder pursuant to a debenture agreement. $1,199,700 interest was recorded in the financial statements for these shares.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1033 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)     Not  Applicable.

Item  3.  Defaults  Upon  Senior  Securities

        Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

        Not  Applicable.

Item  5.  Other  Information.

        Not  Applicable

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Number    Description

4.1 Certificate of Amendment to the Certificate of Incorporation of Flexxtech Corporation.

10.1 Reseller Agreement between Vivato, Inc. and the Company dated August 14, 2002.

10.2 Motorola Reseller Agreement between Motorola, Inc. and the Company dated August 18, 2003.

10.3        Short  Term  Rental Agreement between Vidcon Solutions Group, Inc.
            and  the Company  dated  February 5, 2003.

31.1        Section  302  Certification  of  the  Chief  Executive  Officer.

31.1        Section 302 Certification of the Interim Chief Financial Officer.

32.2        Section  906  Certification  of  the  Chief  Executive  Officer.

32.2        Section 906 Certification of the Interim Chief Financial Officer.

(b)  Reports  on  Form  8-K

The Company filed a Form 8-K/A on September 9, 2003 that included Financial Statements and Pro Forma Financial Information.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NETWORK  INSTALLATION  CORPORATION
                                                        (Registrant)

Date:  November  13,  2003       By:    /s/  Michael  Cummings
                                         --------------------------------
                                         Michael  Cummings
                                         President  &  Chief  Executive Officer

                                 By:    /s/  Michael  Novielli
                                        ---------------------------------
                                        Michael  Novielli
                                        Interim  Chief Financial Officer