Form 10QSB/A
period 2003-09-30
NETWORK INSTALLATION CORP
filed 2004-03-22
CIK 1069778

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

               Amended Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                        Commission file number 000-25499


                        NETWORK INSTALLATION CORPORATION
                        --------------------------------
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


                                 (949) 753-7551
                                 --------------
                (Issuer's telephone number, including area code)

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

                         PART I - FINANCIAL INFORMATION



                                     NETWORK INSTALLATION CORP.
                                  (FORMERLY, FLEXXTECH CORPORATION)
                                     CONSOLIDATED BALANCE SHEET
                                         SEPTEMBER 30, 2003
                                             (UNAUDITED)
                                             (RESTATED)


ASSETS
Current Asset:
               Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $       667
               Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      337,763
               Notes receivable - related parties. . . . . . . . . . . . . . . . . . .       79,214
               Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .        2,289
       Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      419,933
                                                                                        ------------

Property and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,739
                                                                                        ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   427,672
                                                                                        ============

  LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $ 1,361,852
               Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,730
               Loans payable related parties . . . . . . . . . . . . . . . . . . . . .       47,500
               Due to factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      205,929
               Convertible debt - current. . . . . . . . . . . . . . . . . . . . . . .      663,860
       Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,340,871
                                                                                        ------------

Long-term Liabilities:
               Convertible debt net of debenture cost. . . . . . . . . . . . . . . . .      378,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 12,616,330 shares. . . . . . . . . . . . .       12,616
         Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    2,252,587
         Shares to be issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,900
         Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,573,302)
                                                                                        ------------
             Total Stockholders' Deficit . . . . . . . . . . . . . . . . . . . . . . .   (2,291,199)
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . . . . .  $   427,672
                                                                                        ============

The accompanying notes are an integral part of these consolidated financial statements




                                                NETWORK INSTALLATION CORP.
                                             (FORMERLY, FLEXXTECH CORPORATION)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                                        (RESTATED)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       2003         2002                2003         2002
                                                        --------------------  ----------  -------------------  -----------
NET REVENUE. . . . . . . . . . . . . . . . . . . . . .  $           444,736   $  760,450  $        1,199,680   $  813,543

COST OF REVENUE. . . . . . . . . . . . . . . . . . . .              358,131      439,631             916,244      479,617
                                                        --------------------  ----------  -------------------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .               86,605      320,819             283,436      333,926

OPERATING EXPENSES . . . . . . . . . . . . . . . . . .            1,332,236      276,371           1,823,409      393,643
                                                        --------------------  ----------  -------------------  -----------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . .           (1,245,631)      44,448          (1,539,973)     (59,717)

Other income (expense)
    Loss on conversion of debenture. . . . . . . . . .              (59,740)           -             (59,740)           -
    Interest expense . . . . . . . . . . . . . . . . .           (1,214,793)        (660)         (1,216,981)      (3,688)
                                                        --------------------  ----------  -------------------  -----------
           Total other income (expense). . . . . . . .           (1,274,533)        (660)         (1,276,721)      (3,688)
                                                        --------------------  ----------  -------------------  -----------
 LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .           (2,520,164)      43,788          (2,816,694)     (63,405)

Provision of Income tax. . . . . . . . . . . . . . . .                    -            -                 800          800
                                                        --------------------  ----------  -------------------  -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . .  $        (2,520,164)  $   43,788  $       (2,817,494)  $  (64,205)
                                                        ====================  ==========  ===================  ===========


Basic and diluted loss per share . . . . . . . . . . .  $             (0.23)  $     0.01  $            (0.30)  $    (0.01)
                                                        ====================  ==========  ===================  ===========

Basic and diluted weighted average shares outstanding.           11,127,512    7,382,000           9,320,787    7,382,000
                                                        ====================  ==========  ===================  ===========


*  The  basic  and  diluted  net  loss  per share has been restated to retroactively effect a 200:1 reverse stock split at
January  23,  2003

Weighted  average  number  of  shares  used  to  compute  basic  and  diluted  loss  per  share  is  the  same  since since  the  effect  of  dilutive  securities  is  anti-dilutive.

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements





                                           NETWORK INSTALLATION CORP.
                                        (FORMERLY, FLEXXTECH CORPORATION)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                                   (UNAUDITED)
                                                   (RESTATED)


                                                                                               2,003     2,002
                                                                                          -----------  --------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,817,494)  (64,205)
 Adjustments to reconcile net loss to cash provided by (used in)
 operating activities
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       2,523     1,679
       Issuance of stocks for consulting services, compensation & interest . . . . . . .   2,089,250         -
       Options granted for compensation. . . . . . . . . . . . . . . . . . . . . . . . .       6,987         -
       Loss on settlement of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,740         -
       (Increase) / decrease in current assets
             Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (337,763)  (63,829)
              Deposits & other current assets. . . . . . . . . . . . . . . . . . . . . .        (969)   (8,895)
       Increase /(decrease) in current liabilities
             Accrued expenses & accounts payable . . . . . . . . . . . . . . . . . . . .     537,229    48,467
                                                                                          -----------  --------
            NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES FROM CONTINUED OPERATIONS. . . . . . . . . . . . . . . . .    (460,497)  (86,783)
                                                                                          -----------  --------

 CASH FLOWS FROM INVESTING ACTIVITIES
            Cash received in acquisition of subsidiary . . . . . . . . . . . . . . . . .         667         -
                                                                                          -----------  --------
            NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .         667         -

 CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from factor. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     205,929         -
           Proceeds from notes receivable. . . . . . . . . . . . . . . . . . . . . . . .           -    73,206
           Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .     336,150         -
           Payments of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (98,901)        -
                                                                                          -----------  --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .     443,178    73,206
                                                                                          -----------  --------

 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .     (16,652)  (13,577)

 CASH AND CASH EQUIVALENTS -BEGINNING. . . . . . . . . . . . . . . . . . . . . . . . . .      17,319    13,577
                                                                                          -----------  --------

 CASH AND CASH EQUIVALENTS -ENDING . . . . . . . . . . . . . . . . . . . . . . . . . . .         667         -
                                                                                          ===========  ========
 The accompanying notes are an integral part of these consolidated financial statements

                     NETWORK INSTALLATION CORP. & SUBSIDIARY
                        (Formerly, Flexxtech Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)

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

RECAPITALIZATION

On May 23, 2003, Flexxtech Corporation (Flex) and Network Installation Corporation (NIC) closed a purchase agreement whereby Flex acquired 100% of the issued and outstanding common stock of Network Installation Corporation (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of the Company's common stock and five year option to purchase an additional 618,000 shares of the Company stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003.

Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of NIC. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of NIC in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of NIC controlled majority of the total common shares outstanding immediately following the acquisition. No pro forma financial statements are being presented as Flex had no significant operations or asset prior to the acquisition.

All significant intercompany accounts and transactions have been eliminated in consolidation. The historical results for the period ended September 30, 2003 include the accounts of Flex (from the acquisition date) and Network Installation Corporation for the nine month period ended September 30, 2003, while the historical results for the periods ended September 30, 2002 include only Network Installation Corporation.

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

DESCRIPTION  OF  BUSINESS

Flex was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, Flex changed its name to Infinite Technology Corporation. Flex changed its name to Flexxtech Corporation in April 2000.

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

REVENUE  RECOGNITION

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from installations, cabling and networking contacts are recognized when the contracts are completed (Completed-Contract Method). The completed-contract method is used because the contracts are short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts.

Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the period in which the corresponding liability is incurred. Because of short duration of the contracts, the Company did not have any work in progress as of September 30, 2003.

The Company's revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin (SAB) 101. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

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

3.      GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $4,573,302 including a net loss of $2,817,494 for the nine month period ended September 30, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4.     NOTES  RECEIVABLE/PAYABLE  -  RELATED

Notes  receivable  from  related  parties
The Company has a receivable from a company related by common officer amounting $80,534 as of September 30, 2003. The amount is unsecured, due on demand and non interest bearing.

Notes  payable  to  related  parties

The Company has $3,500 payable based on the purchase agreement of the subsidiary and $44,000 loan payable to the major shareholder and officer of the Company.
The  loan  amounts  are  unsecured,  due  on  demand  and  non interest bearing.

5.   LOAN  PAYABLE

The Company has an unsecured note payable of $47,500, guaranteed by the officer and shareholder of the Company, bearing an interest rate of 8.75%. The note was payable through a revolving line of credit, which commenced on November 6, 2001, the date of the note, and was to be expired in three years following the note date. The Company was to pay a total of 36 payments of interest only on the disbursed balance beginning one month from the note date and every month thereafter. The term period was to commence upon the termination of the revolving line of credit period. During the term period, the Company was to pay principal and interest payments in equal installment sufficient to fully amortize the principal balance outstanding, beginning one month from the commencement of the term period. All remaining principal and accrued interest was due and payable 7 years from the date of the note.

As a result of acquisition of the Company by Flex, the Company was in default on this note, since the note prohibited a change of ownership over 25% of the Company's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to the Company. The Company is in the process of making payment arrangement with the financing institution. The amount outstanding at September 30, 2003, amounted to $39,949.

The Company has notes payable to unrelated parties amounting $21,781. These notes are due on demand, bear interest rate of 6% per annum and unsecured.

6.      DUE  TO  FACTOR

On February 27, 2003, the Company entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of September 30, 2003, the Company factored receivables of approximately $129,929. In connection with the factoring agreement, the Company included fees of $10,752 in the period ended September 30, 2003.

On September 17, 2003, the Company entered a factoring agreement with a related entity for $76,000 face amount. This amount is payable in 30 days and certain receivables were assigned and delivered. In the event that on the maturity date, any amounts on the note remain, the holder can exercise its right the face amount by $10,000 per month that the Note remains unpaid.

7.      INCOME  TAXES

The Company filed its tax returns through 2002 as an S corporation. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Through September 30, 2003, the Company incurred net operating losses for tax purposes of approximately $2,800,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

8.      STOCKHOLDERS'  EQUITY

During period ended September 30, 2003, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

STOCK  SPLIT

On January 23, 2003, Flex announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

COMMON  STOCK:

During period ended September 30, 2003, the Company issued common stock as follows:

The Company issued 7,382,000 shares of common stock for acquisition of Network Installation Corporation (NIC) on May 23, 2003 (note 1)

The Company issued 400,000 shares of common stock to directors for directors' fees amounting $610,800.

The Company issued 275,000 shares of common stock to consultants for consulting services amounting $278,750.

The Company issued 65,923 shares of common stock valued at $158,641 for conversion of debenture amount of $98,901. The difference of the value of the stock issued and debenture amount of $59,740 was charged as a loss on conversion.

The Company issued 1,550,000 shares to the major shareholder per debenture agreement. $1,199,700 interest was recorded in the financial statement for these shares.

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

The restriction period for the conversion of the debentures issued in April is for one year period. The company has recorded a beneficial conversion feature expense amounting $53,000 as interest expense in the financial statements for the period ended June 30, 2003.

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

STOCK  OPTION  PLAN

The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the nine month period ended September 30, 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (no options were issued in the period ended September 30, 2002) as follows ($ in thousands, except per share amounts) :






            Net loss - as reported                          $(2,817)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                 (7)

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                               (10)
                                                        -------------
            Pro forma net loss                              $(2,834)
                                                        =============
            Loss per share:
            Basic, as reported                                 0.30
            Diluted, as reported                               0.30
            Basic, pro forma                                   0.31
            Diluted, pro forma                                 0.31

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:




  Risk-free interest rate              3.0%
  Expected life of the options         2 years
  Expected volatility                  100%

9.      LITIGATION

In the year ended December 31, 2002, a suit was brought against the Company in the Superior Court of the State of California, County of San Francisco, alleging that the Company made false written and oral representations to induce the plaintiff to invest in the company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. On November 21, 2003, the Company reached a settlement with the plaintiffs for $160,000, of which the Company had already made a good faith payment of $20,000. The remaining payment will be made in installments through April 2004. The Company has accrued for the litigation liability in the accompanying financial statements.

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. In addition, on August 20, 2002 the Company sold NTCB to a third party. Pursuant to terms of the share purchase agreement, this third party assumed all liabilities of NTCB. The Company plan to vigorously oppose the action. The Company plans to file for vacate the judgment for lack of personal service.

On April 29, 2003, an investor brought a suit against the Company in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement executed between the Company and the investor dated November 20, 2002. The suit alleges that the Company are delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. The Company plan to vigorously oppose the claims.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

10.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.
The Company paid $-0- for income taxes and interest during the nine month period ended September 30, 2003. The Company paid income taxes of $-0- and interest of $26,500 during the nine month period ended September 30, 2002.
The statement of cash flows does not include effect of non-cash transaction of issuance of shares (note 8).

11.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the period ended September 30, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company's 2003 financial statements have been restated to correct errors as follows:

 (1) The acquisition of the Company by Flex was recorded under straight purchase method instead of under the reverse acquisition method.

The Company has restated its financial statements for the period ended September 30, 2003. The effect of the correction of all the errors is as follows:


                                                                AS PREVIOUSLY AS
Period ended September 30, 2003                                     REPORTED             RESTATED
-------------------------------                               ------------------       ---------------
BALANCE SHEET:

          Goodwill                                            $    1,745,840           $      -

TOTAL ASSETS                                                  $    2,174,832           $    427,672

STATEMENT OF SHAREHOLDERS' DEFICIT
          Accumulated deficit:                                $  (20,636,241)          $ (4,573,302)
          Additional paid in capital                          $   20,066,110              2,252,587
          Total stockholders' deficit                         $     (540,615)          $ (2,291,199)

STATEMENT OF OPERATIONS:
         Net revenues                                         $      641,307           $  1,199,680
          Gross profit                                        $      138,111           $    283,436
          Operating expenses                                  $    1,634,005           $  1,823,409
          Operating Loss                                      $    1,495,894           $  1,539,973
          Net loss                                            $    2,931,660           $  2,817,494
          Basic and diluted net loss per share                $        (0.53)          $      (0.30)


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

RESULTS  OF  OPERATIONS
-----------------------
We generated consolidated revenues of $444,736 and $1,199,688 for the three and nine months ended September 30, 2003 as compared to $760,450 and $813,543 for the three months and nine months ended September 30, 2002. The decrease in revenues for this quarter when compared to the same quarter last year is due to the structure of some K-12 contracts, which were required by the client to be invoiced by September 30, 2002. We received fewer K-12 contracts for the period ended September 30, 2003 vs. the same period in 2002 due to budget cuts from the state of California in 2003. We also experienced an increase in higher education contracts during the period ended September 30, 2003 vs. same period 2002 due to an increase in target marketing to this sector. Our year to date revenues are higher than the same period a year ago due to an increase in the total amount of new contracts received. Currently, our cash needs include, but are not limited to, legal and accounting services, and future acquisitions

NET  REVENUES
-------------
We generated net revenues of $444,736 and $1,199,688 for the three and nine months ended September 30, 2003 as compared to $760,450 and $813,543 for the three months and nine months ended September 30, 2002. The decrease in revenues for this quarter when compared to the same quarter last year is due to the structure of some K-12 contracts, which were required by the client to be invoiced by September 30, 2002. We received fewer K-12 contracts for the period ended September 30, 2003 vs. the same period in 2002 due to budget cuts from the state of California in 2003. We also experienced an increase in higher education contracts during the period ended September 30, 2003 vs. same period 2002 due to an increase in target marketing to this sector. Our year to date revenues are higher than the same period a year ago due to an increase in the total amount of new contracts received. All of our revenue in the current period is from Network Installation Corp. Our operations from the subsidiaries disposed off in 2002 have been separately classified in the Statements of Operations.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $358,131 and $916,244 for the three and nine month period ended September 30, 2003 as compared to $ $439,631 and $479,617 for the three and nine month period ended September 30, 2002. Our Cost of Revenue decreased for the 3 months ended September 30, 2003 when compared to the same period in 2002, due to a decrease in Revenues for the three month period ended September 30, 2003. Our Cost Of Revenue for the nine month period ended
September 30, 2003 increased when compared to the same period in 2002, due to increased Revenue for the nine month period ended September 30, 2003.

GENERAL,  ADMINISTRATIVE  AND  SELLING  EXPENSES
------------------------------------------------
We incurred costs of $1,332,236 and $1,823,409 for the three and nine month ended September 30, 2003 as compared to $276,371 and $393,643 for the three month and nine month periods ended September 30, 2002, respectively. General, Administrative and Selling Expenses in the current period increased primarily because we issued shares of common stock amounting $687,419 as consulting fees in the current period as compared to issuance of common shares amounting to $121,950 in the prior period. We issued 675,000 shares for directors' fees and consulting fees in the period ended September 30, 2002.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------
We had a loss before taxes of ($2,520,164) and ($2,816,694) for the three and nine month periods ended September 30, 2003, as compared to a profit of $43,788 for the three month period ended September 30, 2002 and a loss of ($63,405) for the nine month period ended September 30, 2002. The increase in net loss before income taxes is due to the factors described above.

Net  loss
---------
We had a loss of ($2,520,164) and ($2,817,494) for the three and nine month periods ended September 30, 2003, as compared to a profit of $43,788 for the three month period ended September 30, 2002 and a loss of ($64,205) for the nine month period ended September 30, 2002. The decrease increase in net loss is due to the factors described above.

Basic  and  diluted  loss  per  share
-------------------------------------
Our basic and diluted loss per share for the quarter ended September 30, 2003 was ($0.23) as compared to net income per share of $0.01 for the quarter ended September 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of September 30, 2003, our Current Assets were $419,993 and Current Liabilities were $2,340,871. Cash and cash equivalents were $667. Our Stockholder's Deficit at September 30, 2003 was ($2,291,733).

We had a net usage of cash due to operating activities in September 30, 2003 and 2002 of $460,497 and $86,783 respectively. We had net cash provided by financing activities of $443,178 and $73,206 for the nine month period ended September 30, 2003 and 2002, respectively. We had $336,150 from borrowings in the period ended September 30, 2003 as compared to $0 in the corresponding period last year. We had a net usage of cash due to operating activities for the years ended December 31, 2002 and 2001 of $43,584 and ($28,163) respectively. We had net cash provided by financing activities of ($34,142) and $50,000 for the years ended December 31, 2002 and 2001, respectively. We had $0 from borrowings in the year ended December 31, 2002 as compared to $50,000 in the corresponding period in 2001.

Our  obligations  include:

- a $3,500 payable based on the purchase agreement of our subsidiary; - $44,000 in loans from a major shareholder and officer. The amount is unsecured, due on demand and non interest bearing.

- We defaulted on a note that prohibited certain acquisitions when we acquired our subsidiary. We are in the process of making payments with a financing institution. The amount outstanding at September 30, 2003, amounted to $39,949.

- We have notes payable to unrelated parties amounting to $21,781. These notes are due on demand, bear interest rate of 6% per annum and are unsecured.

On February 27, 2003, our subsidiary entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit, or OCC. OCC may at its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the property of our subsidiary including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. Any assets held at the Corporate level are not collateral under this agreement, however as of February 9, 2004, the amount of assets at the Corporate level is not material. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of September 30, 2003, we factored receivables of approximately $129,929. In connection with the factoring agreement, we included fees of $10,752 in the period ended September 30, 2003.

On September 17, 2003, our subsidiary entered a factoring agreement with a related entity for $76,000 face amount. This amount is payable in 30 days and certain receivables were assigned and delivered. In the event that on the maturity date, any amounts on the note remain, the holder can exercise its right to increase the face amount by $10,000 per month that the Note remains unpaid. In the year ended December 31, 2001, we issued debentures amounting to $720,000, carrying an interest rate of 6% per annum, due in August 2003. The term of the debentures were subsequently extended to August 2008. Pursuant to the terms of the debentures, interest is payable on the date of conversion. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of our common stock at a conversion price for each share of common stock equal to the lower of (a) 120% of the losing bid price per share on the closing date, and (b) 80% of the lowest closing bid price per share of our common stock for the five trading days immediately preceding the date of conversion. As of December 31, 2003, the outstanding balance of the debentures amounted to $443,501.

On April 7, 2003, we issued convertible debentures of $140,000 to eFund Capital and Ashford Capital LLC. The holders of the debentures are entitled to convert the face amount of this debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on April 8, 2008. The convertible debentures are convertible into shares of our common stock.

On April 7, 2003, we issued debentures amounting to $105,000 to Dutchess Private Equities Fund, LP carrying an interest rate of 6% per annum, due in April 2008. The face amount of this debenture may be converted, in whole or in part, any time. Pursuant to the terms of the debentures, interest is payable on the date of conversion. The holders are entitled to convert the face amount of the debenture, plus accrued interest, anytime at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or
(ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the Closing Date. The convertible debentures are convertible into shares of our common stock.

During the period ended September 30, 2003, we issued $158,000 debentures to Dutchess Private Equities Fund, LP. These debentures carry an interest rate of 6% per annum, due in July to September 2008. The face amount of these debentures may be converted, in whole or in part, any time following the closing date. Pursuant to the terms of the debentures, interest is payable on the date of conversion. The holder is entitled to convert the face amount of this debenture, plus accrued interest, anytime, at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the Closing Date. The convertible debentures are convertible into shares of our common stock.

Convertible  promissory  notes  payable

In the year ended December 31, 2001, we issued convertible promissory notes of $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The note is secured and collateralized by shares of common stock of the Company at one share per every five dollars of the principal. As of September 30, 2003, the outstanding value of this note is $75,000.

We have signed an Investment Agreement with Preston Capital for $2,500,000 in an Equity Line arrangement. The Investment Agreement allows us to "put" to Preston Capital at least $10,000, but no more than $100,000. The purchase price for our common stock identified in the Put Notice shall be equal to 95% of the average of four lowest posted bid prices of our common stock during the five days after we deliver the put notice to Preston Capital. We can initiate a new put after we close on the prior put. We can not drawdown under the Equity Line arrangement until we have an effective registration statement. As of March 22, 2004, we do not have an effective registration statement.

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

In the year ended December 31, 2002, a suit was brought against us in the Superior Court of the State of California, County of San Francisco, by Martin Mast an individual alleging that we made false written and oral representations to induce the plaintiff to invest in our company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant Aslam Shaw an individual in the case also filed a cross-complaint in the action alleging theories of recovery against us and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against us. On November 21, 2003, we reached a settlement with the plaintiffs for $160,000. We are making payments in installments through April 2004. To date $45,000 has been paid. We had accrued $300,000 in the accompanying financial statements against any possible outcome.

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us in favor of Insulectro Corp. a vendor of our former subsidiary, North Texas Circuit Board, or NTCB. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002 we sold NTCB to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumes all liabilities of NTCB. We plan to vigorously oppose the action and request that the judgment be vacated for lack of personal service. Although we are the guarantor on the loan, NTCB is the principal debtor and (i) we will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which we believe may absolve us of liability.

On April 29, 2003, Arman Moheban an individual brought a suit against us in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement dated November 20, 2002. The suit alleges that we are delinquent in our repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. We plan to vigorously oppose the claim.

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

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Number    Description

4.1 Certificate of Amendment to the Certificate of Incorporation of Flexxtech Corporation.

10.1 Reseller Agreement between Vivato, Inc. and the Company dated August 14, 2002 as previously filed in filed as Exhibit 10.1 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

10.2 Motorola Reseller Agreement between Motorola, Inc. and the Company dated August 18, 2003 as previously filed in filed as Exhibit 10.2 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

10.3 Short Term Rental Agreement between Vidcon Solutions Group, Inc. and the Company dated February 5, 2003 as previously filed in filed as Exhibit 10.3 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

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

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)

Date:  March  22,  2004            By:    /s/  Michael  Cummings
                                         --------------------------------
                                         Michael  Cummings
                                         President  &  Chief  Executive  Officer

                                   By:    /s/  Michael  Novielli
                                        ---------------------------------
                                        Michael  Novielli
                                        Interim  Chief  Financial  Officer