Form 10KSB
period 2003-12-31
NETWORK INSTALLATION CORP
filed 2004-04-09
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10K-SB

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   For the Fiscal Year Ended December 31, 2003
                               ------------------
                        NETWORK INSTALLATION CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                              7389                   88-0394012
(State  or  Other  Jurisdiction  of      (Primary  Standard     (I.R.S. Employer
Incorporation  or  Organization)           Industrial              Number)
                                          Identification
                                          Classification
                                          Code  Number)

                               18 Technology Drive
                                   Suite 140A
                                Irvine, CA 92618
          (Address and telephone number of principal executive offices)

                               ------------------
                                  (949)753-7551
                                -----------------
                           (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [x]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 2003 were $1,233,908.

As of March 1, 2004 there were 12,684,202 shares of Common Stock issued and outstanding.

As of March 1, 2004, there were 2,204,519 shares of Common Stock held by non-affiliates. The aggregate market value of the Issuer's common stock held by non-affiliates was $8,818,076 based on the closing price of the Issuer's common stock on March 1, 2004 of $4.00.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

               NETWORK INSTALLATION CORPORATION TABLE OF CONTENTS

PART  I                                                                 PAGE NO.

ITEM  1     DESCRIPTION  OF  BUSINESS                                      2
ITEM  2     DESCRIPTION  OF  PROPERTY                                      6
ITEM  3     LEGAL  PROCEEDINGS                                             6
ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS       7

PART  II
ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS  7
ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             CONDITION  AND  RESULTS  OF  OPERATION                        7
ITEM  7     FINANCIAL  STATEMENTS                                          13
ITEM  8     CHANGES  IN  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                    24
ITEM  8A     CONTROLS  AND  PROCEDURES                                     24

PART  III
ITEM  9      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT      24
ITEM  10     EXECUTIVE  COMPENSATION                                       26
ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND
              MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS               26
ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS            27
ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K                         30
ITEM  14     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                    31

                                     PART I

ITEM  I  BUSINESS

OVERVIEW

We are a project engineering company that designs and installs specialty communication systems for data, voice, video and telecom. We determine our clients' requirements by doing a need analysis and site audit. Then we implement our design and specification of the specialty communication system, which may include Wireless Fidelity, or Wi-Fi, with the deployment of a fixed Wireless Local Area Network. We believe we can integrate superior solutions across a vast majority of communication requirements because we have experts in each aspect of communication services from the design, project management, the installation of our products through the maintaining of our products. We earn revenue for services rendered which include; (i) the installation of data, voice, video and telecom networks; (ii) the sale of networking products that are installed and
(iii)  consulting  services  in  the  assessment  of  existing  networks.

We have a multi-faceted approach to our business model. One is the continued focus on our core competency of project management in wired networking infrastructure, design, installation and support of data, voice and video communications solutions. Second, is to leverage that expertise in our pursuit of the infrastructure build-out of Wi-Fi, Wireless Local Area Networks and Voice over Internet Protocol, or VoIP, applications.

With our experience and expertise in the wired networking infrastructure industry, we can design, manage, install and service our wireless customers with the same processes, personnel and management. Many of our competitors are new to deploying wireless infrastructure and have never installed any type of infrastructure. We believe we can leverage our expertise to compete in this new technology. We conduct operations through our subsidiary.

HISTORY

We incorporated in the State of Nevada as Color Strategies on March 24, 1998. On October 1, 1999, we created a wholly-owned subsidiary named Infinite Technology Holding, Inc. On December 23, 1999, we changed our name to Infinite Technology Corporation. On May 4, 2000, we changed our name from Infinite Technology Corporation to Network Installation Corporation. On the same date, we changed the name of our wholly-owned subsidiary to Network Installation Holdings, Inc.

In May of 2000, we acquired Mardock, Inc., a designer, manufacturer and distributor of apparel and promotional products. In August 2000, we acquired a majority interest in North Texas Circuit Board Co., or NTCB, through the acquisition of 67% of the common stock of Primavera Corporation, the parent company of NTCB, in exchange for 195,000 shares of our common stock, valued at $325,000, plus a contribution of $1,250,000 in cash to NTCB as additional working capital. NTCB manufactures high quality printed circuit boards. In September 2000, we acquired 80% of the outstanding stock of OpiTV.com. OpiTV.com was an I-commerce technology company in the development stage with a business plan to market and distribute a TV device. In November 2000, we acquired an additional 13% of Primavera Corporation. This increase in equity brought our indirect ownership of NTCB from 67% to 80%.

In late 2000, we determined that our capital and management resources were spread too thin to properly address the needs of our three subsidiaries. As a result, in July of 2001, we sold all of our common stock ownership in Mardock, Inc. and OpiTV.com.

In July 2001, we acquired the remaining 20% of Primavera's common stock. On August 20, 2002, we sold NTCB to a third party in exchange for cancellation of debt of approximately $2,255,860 and retention by us of a 10% interest in the after tax profit of NTCB for a period of five years subsequent to the consummation of the transaction. On December 27, 2002, we disposed of 100% of Flexxtech Holdings, Inc. Flexxtech Holdings was the parent corporation of Primavera Corporation. After the sale of NTCB, Flexxtech Holdings had no significant assets and was disposed of to Western Cottonwood Corp., an affiliate, for nominal consideration of $10.

On October 1, 2002, we signed to acquire 80% of the outstanding common shares of W3M, Inc., dba Paradigm Cabling Systems, a privately held California corporation, in a stock for stock exchange. Paradigm is a full service computer cabling, networking and telecommunications integrator contractor. As part of the transaction, we agreed to use our best efforts to arrange for an infusion of $250,000 in additional capital, either as debt or equity or some combination of both, to Paradigm, in order to increase its working capital. However, we were unable to arrange infusion of the capital per the agreement.

On April 8, 2003, we and Paradigm agreed that the transaction is void ab initio, that is, at its inception, with the effect that Paradigm remains the owner of all of its assets and the shares of our preferred stock are restored to the status of authorized shares. The Purchase Agreement and all related documents and all documents delivered in connection therewith were thereby terminated ab initio and are of no force or effect whatsoever. In connection with funds invested as working capital into Paradigm during the period from October 1, 2002 until April 1, 2003, we issued to Ashford Capital LLC and eFund Capital/Barrett Evans, 5 year convertible debentures in the amount of $65,000 and $75,000 respectively. Ashford and eFund made investments directly into Paradigm under the assumption that a merger between Paradigm and us would be consummated. As part of the rescission negotiations, we agreed to issue the debentures to Ashford and eFund. Michael Cummings, President of Paradigm also resigned as a Director of our Board of Directors.

On April 9, 2003, we executed a Restructuring Agreement. The Agreement was executed to restructure our balance sheet in order to more easily attract an operating business to merge with or acquire. Pursuant to the Restructuring Agreement, Western Cottonwood Corporation, a related party through a major shareholder, agreed to forgive its notes receivable and interest receivable from us as of December 31, 2002. The receivable totaling $1,984,850 was booked in consideration for cash we received from Western Cottonwood. The receivable totaling $1,984,850, was forgiven in exchange for shares of our common stock totaling 4.9% of the total outstanding shares immediately following our first merger or acquisition transaction. At the time of the transaction, the principal shareholder of Western Cottonwood Corporation and Atlantis Partners, Inc. was John Freeland, formerly our largest investor. Mr. Freeland was also formerly an affiliate through his beneficial ownership of 23% of our total outstanding shares through Western Cottonwood. To our knowledge, Mr. Freeland is no longer an affiliate. Pursuant to the agreement, (i) Western Cottonwood and Atlantis Partners shall maintain a combined ownership percentage of a non-dilutive 4.9% and Greg Mardock, our former president, shall maintain a combined ownership percentage of a non-dilutive 2% through our first merger or acquisition transaction and (ii) Mr. Mardock resigned as President and Director(iii) three nominees of Dutchess Private Equities Fund, LP were appointed directors.

In April 2003, we executed a Letter of Intent to merge with Irvine, CA- based Network Installation Corporation. The transaction closed in May, 2003. The total consideration and method of payment was $50,000 in cash and 7,382,000 shares of our common stock. In addition, we issued a five year option to purchase an additional 618,000 shares of our common stock to Mr. Cummings if our total revenue exceeded $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of our common stock on August 29, 2003 which was $2.95. Since our total revenues exceeded $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003, Mr. Cummings can exercise the option to purchase 618,000 shares of our common stock.

Network Installation was established in July 1997 as a California corporation as a low voltage-cabling contractor and in 1999 changed its focus to provide products, project management, design and installation within the networking and communications sector.

On March 1, 2004, we acquired Del Mar Systems International, Inc., a telecommunications solutions provider. We now have the ability to provide integrated telecom solutions to customers ranging in size from 10 to 30,000 users. Del Mar provides Avaya Enterprise Class IP Solutions to customers as a way to capitalize on the benefits of IP (Internet Protocol) Telephony. Avaya offers a complete communications architecture that provides software, infrastructure and services to help enterprises stay efficient. Del Mar Systems offers both onsite and remote administration of systems equipped with remote access dial up lines. Del Mar has delivered communication solutions to many well known companies including General Electric, Western Digital, Bank of America,
SAIC,  Marriott,  Holiday  Inn,  Sheraton  and Hilton Hotels throughout the U.S.

INDUSTRY  OVERVIEW  (SPECIALTY  COMMUNICATION  SYSTEMS)

A structured cabling system is a set of cabling and connectivity products that integrates the voice, data, video, and various management systems of a building, such as safety alarms, security access and energy systems. These systems typically consist of an open architecture, standardized media and layout, standard connection interfaces, adherence to national and international standards, and total system design and installation. Other than the structured cabling system, voice, data, video, and building management systems have nothing in common except similar transmission characteristics, such as analog or digital data signals, and delivery methods such as conduit, cable tray, or raceway, that support and protect the cabling investment.

Modern Ethernet networking equipment is designed around the concept that each device in a building's network has a dedicated media connection to a central
"hub". In a standard hub the LAN bandwidth is shared among all the stations. With dedicated hubs, also called switched technology, a given cable is allocated for use by a single device.

This was not always the case. The original design of network systems assumed a common, shared medium: coaxial cable. Structured cabling systems, while having drawbacks with regards to absolute transmission performance, show considerable cost savings to the owner by reducing the costs of moves, changes and additions. These benefits far outweigh the cost of implementation, making structured cabling the optimum choice for building wiring.

The industry had been dominated by thousands of proprietors with former employment experience in telecommunications and electrical contracting. With the boom in technological advances over the past fifteen years, the convergence of data medium; text, voice, and video has placed a premium in obtaining such information, faster, cheaper and now wireless. This paradigm shift in the functionality of data transmission now mandates a more detailed insight into computer science, project management and a thorough understanding of a potential customer's total communications needs.

INDUSTRY  OVERVIEW  (WI-FI)

We believe, in the past two years, Wireless Fidelity, also known as Wi-Fi, has emerged as the dominant standard for wireless local areas networks, or WLANS worldwide. A Wi-Fi network can cover an area of typically 100-500 feet with Internet access hundreds of times faster than a modem connection. We believe that, unlike other wireless technologies such as CDMA and GSM, Wi-Fi enjoys 100% global acceptance and that it has become a single networking standard for all developers, equipment manufacturers, service providers and users.

Hundreds of equipment manufacturers are now flooding the market with millions of Wi-Fi cards and access points. The single Wi-Fi standard ensures these devices all interoperate with each other, so, for example, an access point made by Netgear will communicate with a network card from Linksys.

Hundreds of new companies have begun setting up Wi-Fi access points called "hot spots" in cafes, hotels, airports, book stores and other public spaces. These hot spot operators install Wi-Fi access points and either sell high speed wireless Internet access for a fee or offer it to the public for free.

Hot Spot Operators include Wayport, STSN, Surf and Sip, StayOnline, Pronto, NetNearU, Deep Blue, Fatport, Air Portal, Ikano, Picopoint, TheCloud and Azure. In the last year, major wireless carriers have thrown their hat in the ring, including T-Mobile, which is building hot spots in Starbucks cafes, Borders book stores, Kinko's stores and airline clubs, AT&T Wireless, British Telecom, Swisscom, Telecom Italia and Sprint PCS.

Forces outside the industry are also rapidly arming users with Wi-Fi radios. Consumers also buying Wi-Fi-compatible hardware in their laptops and PDAs for use in the office or home.

We believe Wi-Fi is over 100 times faster than a standard modem connection. Wi-Fi is also significantly faster than the wireless services provided by cellular carriers which typically deliver throughput between 40k and 60k. The actual speed experienced by hot spot users is determined by the hot spot's connection to the Internet, which can range from low-end DSL (384k) to one or more T1s (1.5Mb and up), but this still promises much faster speed than any other available technology.

We are seeking to exploit the rapid build up of wireless networks by focusing our marketing efforts on our currently installed base of universities, K-12, municipalities and Fortune 1000 companies.

In addition, we have increased our ability to take advantage of the rapid acceptance and deployment of internet-based telephone communications as a result of our acquisition of Del Mar Systems International, Inc. Del Mar Systems provides Voice over Internet Protocol, or VoIP, which offers customers the ability to effect local and long distance phone calls via the internet for flat monthly rates, in most cases at a considerable cost savings from traditional per minute charges from the major telecommunications providers. We now have the ability to provide VoIP installation and deployment services to our customers through Del Mar Systems.

OUR  BUSINESS

A company's communication network is critical in achieving the timely flow of information. Typically, a company's network expands beyond its existing headquarters to remote offices and remote users. The number of networking applications continues to grow and the demand for high-speed connectivity to move data back and forth is increasing dramatically. Until recently, a company's only alternative in obtaining high-speed connectivity was to contact the telephone company and have a high-speed landline service installed so that connectivity could be achieved between its locations. The issue today is that these high-speed landlines take too much time to install, are not available in all locations, do not solve remote application usage and are costly to use on a monthly basis.

We seek to exploit the growing demand in high-speed connectivity by providing complete network solutions including best of breed wireless products, engineering services for which our technicians design the applications required for the network build out, structured cabling and deployment. We offer the ability to integrate superior solutions across the vast majority of communication requirements.

There are multiple products associated with the deployment of a wireless solution including microwave equipment, free space optical equipment and specialty components. There are also important services such as site design, product integration, structured cabling, network security, training and technical support. The integration of all these products and services is critical in achieving the desired results for the customer. The specific products used and services offered vary depending on the connection speed required and distances between points. We provide specialty communication systems, Wi-Fi deployment and WLANs to corporations, municipalities and educational institutions.

We define wireless deployment as the internal and external design and installation of a wireless solution to support connectivity between two or more points without the utilization of landline infrastructure. End users turn to us to design and integrate a wireless solution, as there are many components from various technology providers. Wireless solutions can offer a user:
-  High-speed  connectivity;
-  Immediate  installation;
-  Network  ownership;  and
-  Low  costs.

We also provide network security, train end users and provide on-going technical support to insure a successful installation.

SUPPLIERS

While we are predominately a service company, we purchase and resell products such as networking routers, cable, software and video equipment that are involved in our project installations. We purchase our products from various distributors. Should any of these distributors cease operations, our business would not be adversely affected because these products are readily available from multiple distributors locally, regionally or nationally.

We have agreements with Vivato, Motorola Inc. and Aruba Wireless Networks that give us what we believe to be the finest suite of products in the installation of wireless solutions. Through our Motorola agreement and the use of one of its flagship wireless products "The Canopy," we have the ability to install point to point service directly for Wireless Internet Service Providers or proprietors of WLANs or expanded 'Hot Zones' up to 4 kilometers through our Vivato agreement. Vivato is a San Francisco-based network infrastructure company and manufacturer of the industry's first Wi-Fi switches for enterprises and service providers. Adhering to the IEEE 802.11 standard, Vivato's patent-pending PacketSteering(TM) technology changes the old rules of Wi-Fi deployment. Vivato Wi-Fi switches deliver unprecedented range and capacity, with enterprise-class security.
Aruba's family of Wi-Fi switches deliver centralized wireless security and management of all types of enterprise environments.

SALES  AND  MARKETING

Our employees market and sell our services through a direct team of five sales and project management professionals. We are proactive and able to visit personally with our clients from time to time. We do not employ an outside sales force.

We also use several methods of mass marketing to advertise our products and services including direct mailings, and the distribution of brochures which describe our services. Additionally, we maintain a web site that describes our services. We believe that these methods of marketing are a key factor in the securing of new business.

CUSTOMERS

We currently provide our products and services to the markets in K-12 education, universities, municipalities and Fortune 1000 companies. Some of our current customers include the University of California - Los Angeles, University of Southern California, Wells Fargo and Safeway. The University of California - Los Angeles currently represents approximately 30% of our annual revenue. No other customer represents more than 10% of our annual revenue.

COMPETITION

The network cabling market is very fragmented and highly competitive. In the markets where we operate, we experience intense competition from other independent providers of network solutions. Our competitors include regional, privately-held companies including Sunglo Communications, Pacific Coast Cabling, and Netversant. We are aware of only one publicly-traded competitor, WPCS International Inc. There is no one dominant competitor. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. We believe our competitive advantage lies in our ability to provide superior customer service while offering a more diverse line of hard product offering than our competitors.

EMPLOYEES

As of February 9, 2004, we employed 19 full time employees, four are executives, three are in sales and marketing, eleven are project managers or technicians and one is in administration. We believe our relations with all of our employees are good.


ITEM  2  DESCRIPTION  OF  PROPERTY

We currently sublease 2,500 sq ft. of office space located in a technology park at 18 Technology Dr., Suite 140A, Irvine, CA. Our monthly rent is approximately $2,289 per month, and our lease runs month to month.


ITEM  3  LEGAL  PROCEDINGS

In the year ended December 31, 2002, a suit was brought against us and our former management in the Superior Court of the State of California, County of San Francisco, by Martin Mast an individual alleging that we made false written and oral representations to induce the plaintiff to invest in our company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant Aslam Shaw an individual in the case also filed a cross-complaint in the action alleging theories of recovery against us and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against us. On November 21, 2003, we reached a settlement with Martin Mast for $160,000. We are making payments in installments through April 2004. Through April 1, 2004 $130,000 has been paid. We had accrued $300,000 in the accompanying financial statements against any possible outcome.

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us and our former management in favor of Insulectro Corp., a vendor of our former subsidiary, North Texas Circuit Board, or NTCB. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002 we sold NTCB to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumes all liabilities of NTCB. In December 2003, we filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in our favor and the judgment was vacated. Although we are the guarantor on the loan, NTCB is the principal debtor and (i) we will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which we believe may absolve us of liability. In February 2004, the plaintiff re-filed the complaint. Although we will continue to oppose the action we have begun settlement discussions with the plaintiff.

On April 29, 2003, Arman Moheban an individual brought a suit against us and our former management in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement dated November 20, 2002. The suit alleges that we are delinquent in our repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Although we plan to vigorously oppose the claim, we plan to begin settlement discussion with the plaintiff.


ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2003, as reported by the Bloomberg Financial Network, are as follows:


Quarter Ended    High Bid     Low Bid
31-Mar-02 . .    $    0.86    $   0.22
30-Jun-02 . .    $    0.51    $   0.15
30-Sep-02 . .    $    0.20    $   0.02
31-Dec-02 . .    $    0.03    $   0.00
31-Mar-03 . .    $    2.00    $   0.05
30-Jun-03 . .    $    0.35    $   0.15
30-Sep-03 . .    $    5.35    $   0.80
31-Dec-03 . .    $    3.50    $   3.10

NUMBER  OF  SHAREHOLDERS

As  of  January  14,  2004,  we  had approximately 1,000 shareholders of record.

DIVIDEND  POLICY

We have not paid any dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business. We expect that no dividends on the shares of common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In October 2003, we  issued a $75,000 convertible  debenture to Dutchess Private
Equities  Fund,  LP.   The  debenture  converts  into  common  stock  at  the
lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our "Risk Factor" section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

CRITICAL  ACCOUNTING  POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, the provision for uncollectible accounts receivable, property and equipment, advertising and issuance of shares for service.

Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from installations, cabling and networking contacts are recognized when the contracts are completed. The completed-contract method is used because the contracts are short-term in duration or we are unable to make reasonably dependable estimates of the costs of the contracts. Our revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin (SAB) 101.
Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.

We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the declining balance method over the estimated useful lives of the assets at five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

We  expense  advertising  costs  as  incurred.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2003, reflect a net loss of $3,434,607. Although these conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we believe we could continue operating for the next twelve months without additional capital but would have to curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to complete the registration process with the SEC so we can access the Equity Line of Credit provided by Preston Capital. We believe proceeds from this offering should enable us to return to profitability.


TWELVE MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO TWELVE MONTH PERIODS ENDED DECEMBER 31, 2002 (RESTATED FOR DISPOSAL OF SUBSIDIARIES)

NET  REVENUES
-------------
Net revenues for the year ended December 31, 2003 were $1,233,908 compared to $804,080 for the year ended December 31, 2002 due to increased marketing and contracts received. We also experienced an increase in higher education contracts during the period ended December 31, 2003 vs. same period 2002 due to an increase in target marketing to this sector. Our year to date revenues are higher than the same period a year ago due to an increase in the total amount of new contracts received. All of our revenue in the current period is from Network Installation Corp. Our operations from the subsidiaries disposed off in 2002 have been separately classified in the Statements of Operations.

COST  OF  REVENUES
------------------
Cost of revenues for the year ended December 31, 2003 were $965,569 compared to $568,444 for the year ended December 31, 2002. Our Cost of Revenue increased for the 12 months ended December 31, 2003 when compared to the same period in 2002, due to a decrease in Revenues for the three month period ended September 30, 2003.

OPERATING  EXPENSES
------------------
Operating Expenses for the year ended December 31, 2003 were $2,306,774 compared to $340,267 for the year ended December 31, 2002 due to the issuance of shares of common stock recorded as $889,550 for consulting fees and $1,199,700 for the issuance of common stock for an investment recorded as interest expense.

OTHER  INCOME  (EXPENSE)
----------------------
Other Income (Expense) for the year ended December 31, 2003 were ($1,394,607) compared to ($4,375) for the year ended December 31, 2003. The increase on Other Expenses is primarily due increased interest expenses from the conversion of debentures, and shares of common stock issued in conjunction with convertible debentures which were recorded as Loss on Conversion and Interest Expense respectively.

NET  LOSS
---------
Net Loss for the year ended December 31, 2003 was ($3,434,607) compared to ($109,006) for the year ended December 31, 2002 due to increased General, Administrative and Selling Expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------
Our basic and diluted loss for the year ended December 31, 2003 was ($0.34) compared to ($0.01) for the year ended December 31, 2002 due to an increase of our Net Loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of December 31, 2003, our Current Assets were $556,075 and Current Liabilities were $2,554,680. Cash and cash equivalents were $667. Our Stockholder's Deficit at December 31, 2003 was ($2,594,707). We had a net usage of cash due to operating activities in December 31, 2003 and 2002 of $747,380 and $43,584 respectively. We had net cash provided by financing activities of $730,061 and $(34,142) for the twelve month period ended December 31, 2003 and 2002, respectively. We had $303,399 from borrowings in the period ended December 31, 2003 as compared to $0 in the corresponding period last year.

Our  obligations  include:

-    a  $3,500  payable  based  on  the  purchase  agreement  of our subsidiary;

- $198,691 in loans from a major shareholder and officer. The amount is unsecured, due on demand and non interest bearing.

- We defaulted on a note that prohibited certain acquisitions when we acquired our subsidiary. We are in the process of making payments with a financing institution. The amount outstanding at December 31, 2003, amounted to $45,500.

- We have notes payable to unrelated parties amounting to $21,781. These notes are due on demand, bear interest rate of 6% per annum and are unsecured.

On February 27, 2003, our subsidiary entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit, or OCC. OCC may at its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the property of our subsidiary including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. Any assets held at the Corporate level are not collateral under this agreement, however as of February 9, 2004, the amount of assets at the Corporate level is not material. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of December 31, 2003, we factored receivables of approximately $205,929. In connection with the factoring agreement, we included fees of $16,555 in the period ended December 31, 2003.

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

On April 7, 2003, we issued convertible debentures of $75,000 to eFund Capital and $65,000 to Ashford Capital LLC. The holders of the debentures are entitled to convert the face amount of this debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on April 8, 2008. The convertible debentures are convertible into shares of our common stock.

During the period ended December 31, 2003, we issued $338,000 debentures to Dutchess Private Equities Fund, LP. These debentures carry an interest rate of 6% per annum, due in July to September 2008. The face amount of these debentures may be converted, in whole or in part, any time following the closing date. Pursuant to the terms of the debentures, interest is payable on the date of conversion. The holder is entitled to convert the face amount of this debenture, plus accrued interest, anytime, at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the Closing Date. The convertible debentures are convertible into shares of our common stock.

Convertible  promissory  note  payable

In the year ended December 31, 2001, we issued convertible promissory notes of $100,000 due on April 1, 2004, carrying an interest rate of 10% per annum. The holder of $100,000 promissory notes is entitled to convert the conversion amount into shares of common stock of the Company, par value $.001, at any time, per share at a conversion price for each share of common stock equal $7.00 per share of common stock. The note is secured and collateralized by shares of common stock of the Company at one share per every five dollars of the principal. As of December 31, 2003, the outstanding value of this note is $75,000.

Investment  Agreement

We have signed an Investment Agreement with Preston Capital for $2,500,000 in an Equity Line arrangement. The Investment Agreement allows us to "put" to Preston Capital at least $10,000, but no more than $100,000. The purchase price for our common stock identified in the Put Notice shall be equal to 95% of the average of four lowest posted bid prices of our common stock during the five days after we deliver the put notice to Preston Capital. We can initiate a new put after we close on the prior put. We can not access the Investment Agreement with Preston Capital until we have an effective registration statement. As of March 31, 2004, we did not have an effective registration statement.

SUBSIDIARY
----------

As of March 1, 2004, we had two wholly-owned subsidiaries, Network Installation Corp. and Del Mar Systems International, Inc. Network Installation Corp. is the name of both the parent company incorporated in the state of Nevada and the subsidiary incorporated in the state of California. On March 1, 2004, we acquired Del Mar Systems International, Inc., a telecommunications solutions provider.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this prospectus and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

RISKS  ABOUT  OUR  BUSINESS

OUR  INDEPENDENT  ACCOUNTANTS  HAVE  ISSUED  A  GOING  CONCERN  OPINION.

Our audited financial statements for the fiscal year ended December 31, 2003, reflect a net loss of $3,134,607. These conditions raised substantial doubt about our ability to continue as a going concern. if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan.

WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.

We currently have $2,554,680 in current liabilities. As a result of our level of debt and the terms of our debt instruments:

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

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will partly depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We may not be able to affect any of these remedies on satisfactory terms, or at all.

OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR STOCK PRICE.

Our quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, our results of operations could be adversely affected. Additionally, we are unable to forecast our future revenues with certainty because our business plan contemplates the acquisition of new enterprises. Many factors can cause our financial results to fluctuate, some of which are outside of our control. Quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. In addition, during certain future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

WE NEED ADDITIONAL CAPITAL TO GROW OUR BUSINESS AND WE MAY NOT BE ABLE TO FIND SUCH CAPITAL ON ACCEPTABLE TERMS.

Our business plan contemplates the acquisition of new enterprises and the proceeds from our existing financing arrangements may not be sufficient to fully implement our business plan. Additionally, we may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Accordingly, we may require additional funds to enable us to operate profitably. Such financing may not be available on terms acceptable to us. We currently have no bank borrowings or credit facilities, and we may not be able to arrange any such debt financing. Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to grow our business.

OUR BUSINESS STRATEGY INCLUDES IDENTIFYING NEW BUSINESSES TO ACQUIRE, AND IF WE CAN NOT INTEGRATE ACQUISITIONS INTO OUR COMPANY SUCCESSFULLY, WE MAY NOT BECOME PROFITABLE.

Our success partially depends upon our ability to identify and acquire undervalued businesses. Although we believe that there are companies available for potential acquisition that are undervalued and might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable.

WE DEPEND ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.

At this time, we are almost totally dependent upon Michael Cummings as our only operating officer and on the directors of Network Installation Corporation, our only business asset that is producing significant revenues. While we have an employment agreement with Mr. Cummings, it does not obligate him to remain as our Chief Executive Officer. We do not maintain insurance on the lives of our officers, directors or key employees. The loss of their services would have a material adverse effect on our business. We elect our directors each year and while we expect to reelect our directors currently on the Board, our directors are not obligated to continue in their positions.

SOME OF OUR POTENTIAL FUTURE GROWTH DEPENDS ON INCREASING CUSTOMER ACCEPTANCE OF WIRELESS NETWORKS, AND TO THE EXTENT THAT SUCH ACCEPTANCE FAILS TO INCREASE, WE MAY NOT GROW OUR BUSINESS.

While the majority of our revenues are currently derived from the installation of cable systems, we believe that improving wireless technology will eventually make wireless systems an acceptable alternative to many of our potential customers. We have begun to enter the wireless marketplace and believe this technology could lead to future growth for our company. The wireless industry has historically experienced a dramatic rate of growth both in the United States and internationally. If the rate of growth should slow down and end users continue to reduce their capital investments in wireless infrastructure or fail to expand their networks, we may not be able to expand our business.

OUR INDUSTRY HAS RAPIDLY CHANGING TECHNOLOGY AND, IF WE DO NOT STAY CURRENT, WE MAY LOSE CUSTOMERS AND OUR BUSINESS WILL BE HARMED.

The network installation industry and related technology business involve a broad range of rapidly changing technologies. Our technologies may not remain competitive over time, and others may develop technologies that are superior to ours which may render our products non-competitive. Our business may depend on trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. Our confidentiality agreements on which we rely may not provide meaningful protection of any trade secrets on which we may depend for success, or provide adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.


ITEM  7  FINANCIAL  STATEMENTS



                         INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
Network  Installation  Corp.

We have audited the accompanying consolidated balance sheet of Network Installation Corp. (formerly, Flexxtech Corporation), a Nevada Corporation and subsidiary, as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Installation Corporation and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $5,466,840 including net losses of $3,434,607 and $109,806 for the years ended December 31, 2003 and 2002, respectively. These factors as discussed in Note 3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California

March  12,  2004


                           NETWORK INSTALLATION CORP.
                        (FORMERLY, FLEXXTECH CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

Current Asset:
               Cash and cash equivalents . . . . . . . . . . . .  $       667
               Accounts receivable, net. . . . . . . . . . . . .      353,119
               Work in progress . . . . . . . . . . . . . . . . .     200,000
               Other current assets. . . . . . . . . . . . . . .        2,289
                                                                  ------------
       Total Current assets. . . . . . . . . . . . . . . . . . .      556,075

Property and Equipment, net. . . . . . . . . . . . . . . . . . .        6,898

                                                                  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $   562,973
                                                                  ============


                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
               Accounts payable and accrued expenses . . . . . .  $ 1,532,893
               Deferred revenue. . . . . . . . . . . . . . . . .      280,924
               Loans payable . . . . . . . . . . . . . . . . . .       45,500
               Loans payable related parties . . . . . . . . . .      163,691
               Due to factor . . . . . . . . . . . . . . . . . .       14,056
               Convertible debt - current. . . . . . . . . . . .      517,616
                                                                  ------------
       Total Current Liabilities . . . . . . . . . . . . . . . .    2,554,680

Long-term Liabilities:
               Loans Payable . . . . . . . . . . . . . . . . . .       65,000
               Loans payable related parties . . . . . . . . . .       35,000
               Convertible debt. . . . . . . . . . . . . . . . .      165,000
               Convertible debt -related parties . . . . . . . .      338,000
                                                                  ------------
       Total Long-term Liabilities . . . . . . . . . . . . . . .      603,000

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 12,616,330 shares. .       12,616
         Additional paid in capital. . . . . . . . . . . . . . .    2,743,222
         Shares to be issued . . . . . . . . . . . . . . . . . .      116,295
         Accumulated deficit . . . . . . . . . . . . . . . . . .   (5,466,840)
                                                                  ------------
             Total Stockholders' Deficit . . . . . . . . . . . .   (2,594,707)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $   562,973
                                                                  ============
The accompanying notes are an integral part of these financial statements.



                            NETWORK INSTALLATION CORP.
                        (FORMERLY, FLEXXTECH CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                               2003         2002
                                                        ------------  -----------
NET REVENUE. . . . . . . . . . . . . . . . . . . . . .  $ 1,233,908   $  804,080

COST OF REVENUE. . . . . . . . . . . . . . . . . . . .      965,569      568,444
                                                        ------------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .      268,339      235,636

OPERATING EXPENSES . . . . . . . . . . . . . . . . . .    2,306,744      340,267

                                                        ------------  -----------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . .   (2,038,405)    (104,631)

Other income (expense)
    Loss on conversion of debenture. . . . . . . . . .      (91,110)           -
    Interest expense . . . . . . . . . . . . . . . . .   (1,303,492)      (4,375)
                                                        ------------  -----------
           Total other income (expense). . . . . . . .   (1,394,602)      (4,375)
                                                        ------------  -----------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . .   (3,433,007)    (109,006)

Provision of Income taxes. . . . . . . . . . . . . . .        1,600          800

                                                        ------------  -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . .  $(3,434,607)  $ (109,806)
                                                        ============  ===========

BASIC AND DILUTED NET LOSS PER SHARE:* . . . . . . . .  $      (.34)  $     (.01)
                                                        ============  ===========

Basic and diluted weighted average shares outstanding.   10,151,468    7,382,000
                                                        ============  ===========


* The basic and diluted net loss per share has been restated to retroactively effect a 200:1 reverse stock split  at  January  23,  2003

  Weighted average number of shares used to compute basic and diluted loss per share is the same since since  the  effect  of  dilutive  securities  is  anti-dilutive.

The accompanying notes are an integral part of these financial statements.





                                                 NETWORK INSTALLATION CORPORATION
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                       DECEMBER 31, 2003


                                           COMMON STOCK
                                           ------------                                                            TOTAL
                                           NUMBER OF              ADDITIONAL         SHARES         ACCUMULATED    STOCKHOLDERS'
                                           SHARES        AMOUNT   PAID IN CAPITAL    TO BE ISSUED   DEFICIT        DEFICIT
                                           ------------  -------  -----------------  -------------  -------------  ---------------
BALANCE AT JANUARY 1, 2002. . . . . . . .     7,382,000  $10,000  $              -   $           -  $   (245,727)  $     (235,727)

Recapitalization upon reverse acquisition     2,943,407      325           (74,326)         16,900    (1,826,558)      (1,883,659)

Distribution. . . . . . . . . . . . . . .             -        -                 -               -       (34,142)         (34,142)

Net loss for the year 2002. . . . . . . .             -        -                 -               -      (109,806)        (109,806)
                                           ------------  -------  -----------------  -------------  -------------  ---------------

BALANCE AT DECEMBER 31, 2002. . . . . . .    10,325,407   10,325           (74,326)         16,900    (2,216,223)      (2,263,334)

Issuance of common stock
 for consulting services. . . . . . . . .       275,000      275           278,475                                        278,750
Issuance of common stock
 to directors for compensation. . . . . .       400,000      400           610,400                                        610,800
Issuance of common stock
 on conversion of debentures. . . . . . .        65,923       66           158,641                                        158,707
Issuance of common stock
 for incentive for debentures . . . . . .     1,550,000    1,550         1,198,150                                      1,199,700
Beneficial conversion
 feature of debentures. . . . . . . . . .                                  134,000                                        134,000
Issuance of stock warrants
 for consulting services. . . . . . . . .                                  289,967
Dividend to officer of the Company                                                                       184,000          184,000
Contributions to equity
 of subsidiary . . . . . . . . . . . . .                                   147,915                                        147,915
Conversion of debentures . . . . . . . .                                                    99,395                         99,395
Net loss for the year 2003 . . . . . . .                                                              (3,434,607)      (3,434,607)
                                           ------------  -------  -----------------  -------------  -------------  ---------------
BALANCE AT DECEMBER 31, 2003. . . . . . .    12,616,330  $12,616  $      2,743,222         116,295  $ (5,466,840)  $   (2,884,674)
                                           ============  =======  =================  =============  =============  ===============
The accompanying notes are an integral part of these financial statements.



                                     NETWORK INSTALLATION CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          DECEMBER 31, 2003


                                                                                   2003        2002
                                                                            ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,434,607)  $(109,806)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        3,364       3,355
      Issuance of stocks for consulting services, compensation & interest.    2,089,250           -
      Issuance of stock warrants for consulting services. . . . . . . . .       289,967
      Loss on settlement/conversion of debt. . . . . . . . . . . . . . . .       91,110           -
      Beneficial conversion feature of debentures. . . . . . . . . . . . .     (134,000)          -
      (Increase) / decrease in current assets
            Accounts receivable. . . . . . . . . . . . . . . . . . . . . .     (353,119)     50,219
            Work in progress . . . . . . . . . . . . . . . . . . . . . . .     (200,000)
             Deposits & other current assets . . . . . . . . . . . . . . .         (969)          -
      Increase in current liabilities
            Accrued expenses & accounts payable. . . . . . . . . . . . . .      901,624      99,816
                                                                            ------------  ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . .     (747,380)     43,584
                                                                            ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Cash balance with disposed subsidiary . . . . . . . . . . . . . . .            -      (5,700)
       Cash received in acquisition of subsidiary. . . . . . . . . . . . .          667           -
                                                                            ------------  ----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . .          667      (5,700)
                                                                            ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Distribution to officer of the subsidiary . . . . . . . . . . . . .      184,000     (34,142)
       Proceeds from factor. . . . . . . . . . . . . . . . . . . . . . . .       14,056           -
       Proceeds from shares to be issued . . . . . . . . . . . . . . . . .      147,915           -
       Proceeds from related party debts . . . . . . . . . . . . . . . . .       80,691           -
       Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . .      303,399           -
                                                                            ------------  ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . . .      730,061     (34,142)
                                                                            ------------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .      (16,652)      3,742

CASH AND CASH EQUIVALENTS -BEGINNING . . . . . . . . . . . . . . . . . . .       17,319      13,577
                                                                            ------------  ----------

CASH AND CASH EQUIVALENTS -ENDING. . . . . . . . . . . . . . . . . . . . .  $       667   $  17,319
                                                                            ============  ==========
The accompanying notes are an integral part of these financial statements.

                           NETWORK INSTALLATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

Network Installation Corp (NIC) was incorporated on July 18, 1997, under the laws of the State of California. NIC is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stem in house. NIC participates in the worldwide network infrastructure market to end users, structured cabling market and the telephony services. NIC and Flexxtech are together referred as "the Company".

Pursuant to a purchase agreement on May 23, 2003, Flexxtech Corporation ("Flexxtech") acquired 100% of the issued and outstanding common stock of (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of Flexxtech's common stock and five year option to purchase an additional 618,000 shares of Flexxtech stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of NIC. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of NIC in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of NIC controlled majority of the total common shares outstanding immediately following the acquisition. No pro forma financial statements are being presented as Flexxtech had no significant asset prior to the acquisition.

Flexxtech Corporation ("Flexxtech") was organized on March 24, 1998, under the laws of the State of Nevada, as Color Strategies. On December 20, 1999, Flexxtech changed its name to Infinite Technology Corporation. Flexxtech changed its name to Flexxtech Corporation in April 2000.

A certificate of amendment was filed on July 10, 2003 to change the parent company's name from Flexxtech Corporation to Network Installation Corp.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The accompanying financial statements include the accounts of Network Installation Corp., formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiary, Network Installation Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the year ended December 31, 2003 include the accounts of NIC for the full year and Flexxtech from the acquisition date through December 31, 2003, while the historical results for the year ended December 31, 2002 include NIC only.

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

ACCOUNTS  RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $79,309 as at December 31, 2003.

WORK  IN-PROGRESS

Work in-progress represents cost incurred on uncompleted contracts. Cost consists of labor and direct costs incurred on the contract. Work in progress at December 31, 2003 amounted to $200,000.

PROPERTY  &  EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.
Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of five to seven years.

LONG-LIVED  ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2003 and 2002, there were no significant impairments of its long-lived assets.

REVENUE  RECOGNITION  &  DEFERRED  REVENUE

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

Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the period in which the corresponding liability is incurred. Deferred revenue represents revenue that has been received or is receivable before it is earned, i.e., before the related services are performed. Deferred revenue amounted to $280,924 at December 31, 2003.

The Company's revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were insignificant.
ISSUANCE  OF  SHARES  FOR  SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

STOCK-BASED  COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

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

SEGMENT  REPORTING

 Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

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

RISKS  AND  UNCERTAINTIES

VULNERABILITY DUE TO SUPPLIER CONCENTRATIONS - The Company had three major sources for the supply of materials and one major source for supply of subcontracted labor in 2003. The Company had a major source for the supply of materials in 2002. The percentages of purchases from this source were 64% and 94% of total purchases in the year ended December 31, 2003 and 2002, respectively. Total outstanding balances due to these suppliers as of December 31, 2003 and 2002 were $222,339 and $84,452, respectively. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.
VULNERABILITY DUE TO CUSTOMER CONCENTRATIONS - Total sales to two major customers in the year ended December 31, 2003 amounted to approximately $692,535 and to three major customers in the year ended December 31, 2002 amounted to $428,000. There was receivable balance of $58,338 from these customers as of December 31, 2003 and $-0- as of December 31, 2002.

RECENT  PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.      GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $5,466,840 including net losses of $3,434,607 and $109,806 for the years ended December 31, 2003 and 2002, respectively. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2003, towards obtaining additional equity financing through various private placements and evaluation of its distribution and marketing methods.

4.    PROPERTY  AND  EQUIPMENT

Property  and  equipment  comprised  of  following  on  December  31,  2003:



                     Furniture  &  fixtures                $ 3,160
                     Machinery  &  Equipment                10,800
                                                            ------
                                                            13,960
                     Less  Accumulated  Depreciation        (7,062)
                                                            -------
                                                           $ 6,898
                                                            =======

5.    ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses consisted of following on December 31, 2003:


                    Accounts  payable                      $ 655,334
                    Payroll  tax  payable                    122,749
                    Litigation  accrual                      430,000
                    Accrued  expenses                        324,810
                                                           ---------
                                                          $1,532,893
                                                          ==========

Payroll tax liabilities amounting $92,890 pertains to the calendar years from 1999 to 2001. The Company has agreed to pay the payroll tax liability in monthly installment of $6,500 beginning March 15, 2003 until entire amount is paid in full.

6.   NOTE  PAYABLE

The Company has an unsecured note of $47,500, guaranteed by the officer and shareholder of the Company, bearing an interest rate of prime plus 3.25%. The note is payable through a revolving line of credit, which commenced on November 6, 2001, the date of the note, and expires three years following the note date. The Company must pay a total of 36 payments of interest only on the disbursed balance beginning one month from the note date and every month thereafter. The term period will commence upon the termination of the revolving line of credit period. During the term period, the Company must pay principal and interest payments in equal installment sufficient to fully amortize the principal balance outstanding, beginning one month from the commencement of the term period. All remaining principal and accrued interest is due and payable 7 years from the date of the note.

As a result of acquisition of NIC by the Company, NIC was in default on this note, since the note prohibited a change of ownership over 25% of NIC's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to NIC. The Company is in the process of making payment arrangement with the financing institution. The amount outstanding at December 31, 2003, amounted to $45,500.

The  interests  on  this note were $3,728 and $4,375 for the year ended December
31,  2003  and  2002,  respectively.

The Company has unsecured, non-interest bearing notes for $65,000 due November 2005.

7.     RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE  -  CURRENT

The Company has $3,500 payable based on the purchase agreement of the subsidiary and an unsecured, non-interest bearing note for $84,191 due June 15, 2004, due to an officer.

The Company entered a factoring agreement on September 17, 2003 with a related party for $76,000 face amount. This amount is payable in 30 days and certain receivables were assigned and delivered. In the event that on the maturity date, any amounts on the note remain, the holder can exercise it's right to increase the face amount by $10,000 per month that the note remains unpaid. In the event of default the holder shall have the right to switch any remaining amount left on the debenture to a 3 year, 10% interest bearing Convertible Debenture and the Company must issue 100,000 shares per $10,000 invested in this debenture. The principle amount was paid back in full by January 23, 2004.


RELATED  PARTY  NOTES  PAYABLE  -  LONG  TERM

The Company has an unsecured, non-interest bearing note for $35,000 due December 17, 2005 due to the majority shareholder.

RELATED  PARTY  -  CONVERTIBLE  DEBENTURES

The Company issued 65,923 shares of common stock valued at $158,707 for conversion of debenture amount of $98,967 to a related party, a major shareholder of the Company. The difference of the value of the stock issued and debenture amount of $59,740 was charged as a loss on conversion.

The Company is to issue 31,129 shares of common stock valued at $99,395 for conversion of debenture amount of $68,025 to a related party. The Company had not issued the stock as of December 31, 2003. The difference of the value of the stock to be issued and debenture amount of $31,370 was charged as a loss on conversion.

8.      INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2003, the Company incurred net operating losses for tax purposes of $3,450,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2022. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2003 comprised mainly of net operating loss carryforward. The gross deferred tax asset balance as of December 31, 2003 was approximately $1,380,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:



                                                             December 31,              December 31,
                                                                  2003                      2002
                                                          -------------------         -------------

Tax expense (credit) at statutory rate-federal                   (34)%                     (34)%
State tax expense net of federal tax                             ( 6)                      ( 6)
Permanent differences                                              1                         1
Changes in valuation allowance                                   (39)                      (39)
                                                          -------------------         -------------
Tax expense at actual rate                                         -                         -    .
                                                          ===================         =============

9.     COMMITMENT  &  LITIGATION

Lease:

The Company did not have a lease agreement during the year ended December 31, 2002. The Company paid the usage charge each month. On February 5, 2003, the Company entered into short term rental agreement for 90 days and month to month thereafter. The monthly rental is $2,289.

The rent expenses were $27,452 and $ 12,323 for the year ended December 31, 2003 and 2002, respectively.



Litigation:

In the year ended December 31, 2002, a suit was brought against the Company and its former management in the Superior Court of the State of California, County of San Francisco, by an individual alleging that the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant, an individual in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. On November 21, 2003, the Company reached a settlement with the plaintiffs for $160,000. The Company is making payments in installments through April 2004. The Company has accrued $300,000 in the accompanying financial statements against any possible outcome.

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor and (i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff refiled the complaint. Although the Company will continue to oppose the action the Company and its current management have begun settlement discussions with the plaintiff.

On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Although management of the Company intends to oppose the claims, the Company's current management plans to begin settlement discussion with the plaintiff.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

10.     DUE  TO  FACTOR

On February 27, 2003, NIC entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. As of December 31, 2003, the Company factored receivables of approximately $205,929. In connection with the factoring agreement, the Company included fees of $16,555 in the period ended December 31, 2003. Due to factor amounted to $14,056 as of December 31, 2003.

11.   STOCKHOLDERS'  EQUITY

During the year ended December 31, 2003, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.
STOCK  SPLIT

On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

EQUITY:

During the year ended December 31, 2003, the Company issued common stock as follows:

7,382,000 shares of common stock valued at $1,107,300 were issued for acquisition of its subsidiary, Network Installation Corporation.

The Company issued 400,000 shares of common stock to directors for directors' fees amounting $610,800.

The Company issued 275,000 shares of common stock to the major shareholder for consulting services amounting $278,750.

The Company issued 65,923 shares of common stock valued at $158,707 for conversion of debenture amount of $98,967 to a related party, a major shareholder of the Company. The difference of the value of the stock issued and debenture amount of $59,740 was charged as a loss on conversion.

The Company was to issue 31,129 shares of common stock valued at $99,395 for conversion of debenture amount of $68,025 to a related party, a major shareholder of the Company. The Company had not issued the stock as of December 31, 2003. The difference of the value of the stock to be issued and debenture amount of $31,370 was charged as a loss on conversion.

The Company issued 1,550,000 shares to the major shareholder in 2003 as incentive per the debenture agreement, valued at $1,199,700. The Company recorded such issuance as interest in the accompanying consolidated financial statement.

The Company had distributions to a major shareholder and the officer of the Company amounting $110,794 in the year ended December 31, 2003. The Company had a receivable from a major shareholder and the officer of the Company amounting $73,206. The amount was considered as uncollectible and was recorded as deemed dividend in the year ended December 31, 2003.

The Company had contributions to equity of NIC, the wholly owned subsidiary, of $147,915 in the year ending December 31, 2003.

During the year ended December 31, 2002, NIC, the wholly owned subsidiary distributed $34,142 as dividend.

CONVERTIBLE  DEBENTURES:

In the year ended December 31, 2001, the company issued debentures amounting $720,000, carrying an interest rate of 6% per annum, due in August 2003. The holders are entitled to, at any time or from time to time, convert the conversion amount into shares of common stock of the Company, par value $.001 per share at a conversion price for each share of common stock equal to the lower of (a) 120% of the closing bid price per share (as reported by Bloomberg, LP) on the closing date, and (b) 80% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the five trading days immediately preceding the date of conversion. The Company recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures amounting $180,000 reflected in the interest expense in the financial statement. As of December 31, 2003, the outstanding balance of the debentures amounted to $517,616 out of which, $-0-pertains to major shareholder.

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

During the period ending June 30, 2003, the Company issued debentures amounting $105,000 to a major shareholder of the Company and $25,000 to another party, carrying an interest rate of 6% per annum, due in April to June 2008. The face amount of this Debenture may be converted, in whole or in art, any time following the Closing Date. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

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

The Company has recorded, in accordance with EITF 00-27 and 98-5, a beneficial conversion feature on the issuance of the convertible debentures in the year ended December 30, 2003, an amount of $134,000, reflected in the financial statement as interest expense.

During the period ended December 31, 2003, the Company issued $233,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 6% per annum, due in July to October 2008. The face amount of these Debentures may be converted, in whole or in part, any time following the Closing Date. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

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

STOCK  OPTION

During the year ended December 31, 2003, the company issued options to acquire 300,000 shares of the company's common stock to an employee. The weighted average grant date fair value, stock price and exercise price of the options were $1.82, $2.95 and $2.65. On November 30, 2003, the board of directors agreed to terminate the vested option incentive for the employee valued at $6,987. As of December 31, 2003, there are no stock options outstanding.

During the year ended December 31, 2003, the Company issued warrants to purchase 200,000 shares to consultants for services. The Company recorded consulting expense amounting to $290,000 which represents the fair value of the vested portion of the warrants calculated using the Black- Schoels option pricing model with the following assumptions:


          Expected  life  (years)       2-5  years
          Risk-free  interest  rate     3.0%
          Dividend  yield               -
          Volatility                    100%



The weighted average stock price, exercise price, fair value of warrants at the grant date issued to consultants was $3.13, $4.75 and $1.80. At December 31, 2003, 114,583 of these warrants were exercisable. The weighted average remaining life of these warrants at December 31, 2003 was 3.73 years.

12.   BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
Basic and diluted net loss per share for the twelve-month period ended December 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

13.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid interest of $-0- and $3,526 during the year ended December 31, 2003 and 2002, respectively. The Company paid income taxes of $-0- during the years ended December 31, 2003 and 2002.

14.     SUBSEQUENT  EVENTS

ACQUISITION:

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area-based telecommunication solutions firm Del Mar Systems International, Inc. (Del Mar) for $1 million structured as a (i) $500,000 12 month 5% Note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in shares of the Company's restricted common stock. Del Mar will continue to operate as a wholly-owned subsidiary of the Company. The financial information of Del mar is not available through the date of these financial statements as they were in process of being compiled.

PAYMENT  OF  RELATED  PARTY  LOAN:

The Company paid the $76,000 due to the majority shareholder by January 23, 2004, fulfilling its obligation on the note.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

9(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

ITEM  9  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 1, 2004, of our executive officers and directors.



NAME                              AGE               POSITION

Michael  Cummings                  39          Chief  Executive  Officer,
Director

Michael  A.  Novielli              39          Chairman  of  the  Board of
Directors

Douglas  H.  Leighton              35          Director

Theodore  Smith                    27          Director

Robert  Barnett                    44          Vice  President  of  Sales  and
                                               Marketing

BIOGRAPHIES  OF  OFFICERS,  DIRECTORS  AND  SIGNIFICANT  EMPLOYEES


Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

MICHAEL CUMMINGS has served as our Chief Executive Officer and director since May 2003. He previously founded and served as President of Network Installation Corp. from 1997 to 2003. During the period from 1999-2001, Mr. Cummings purchased a controlling interest in Tri-City Datatel, Inc., a designer and installer of networking systems. Mr. Cummings sold his interest in 2001. In 1983, Mr. Cummings attended Goldenwest College for Business Law.

MICHAEL A. NOVIELLI has served as our director since April, 2003. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

DOUGLAS LEIGHTON has served as our director since April, 2003. Mr. Leighton is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund LP. Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management. Mr. Leighton holds a BS/BA in Economics & Finance from the University of Hartford.

THEODORE SMITH has served as our director since April 2003. Mr. Smith serves as Executive Vice President of Dutchess Advisors LLC, whom he joined in 1998 and is a liaison between Dutchess Capital Management, LLC on behalf of Dutchess Private Equities Fund, LP and senior management of companies in the Fund's portfolio. Prior to joining Dutchess in 1998, Mr. Smith was a principal at Geneva Atlantic Capital, LLC where he focused on assisting corporate clients with SEC compliance matters, business plan preparation and presentation and capital markets financing. Mr. Smith received his BS in Finance and Marketing from Boston College. Mr. Smith has also served as a director of several public as well as private companies.

ROBERT BARNETT has served as our Vice President of Sales and Marketing since January 2004. Prior to joining us and since February 2002, Mr. Barnett was the Vice President of Sales for Addonics Technologies, Inc. From April 2001 through February 2002, Mr. Barnett was the Vice President of Sales and Marketing for FollowMedia Wireless, Inc. From July 1993 through March 2001, Mr. Barnett was the Vice President of Sales and Marketing. Mr. Barnett has a BS in Marketing & Management from Boise State University.

BOARD  OF  DIRECTORS

We currently have four members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Novielli, the Chairman of the Board of Directors qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(a)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2003. Four Form 3s were filed late. The purpose of the Form 3s was to disclose initial reports of ownership for Douglas Leighton, Michael Novielli, Michael Cummings and Theodore Smith. The Form 3s did not report any transactions. Except for these four late filings, we believe that all other
Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with. CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to this Report on Form 10-KSB as Exhibit 14.1.


ITEM  10  EXECUTIVE  COMPENSATION





















                               ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                              --------------------                     -----------------------
                                                          AWARDS                                     PAYOUTS
                                                         -----------                           -------------------
NAME AND PRINCIPAL        YEAR(1)   SALARY       BONUS    OTHER     RESTRICTED   SECURITIES    LTIP       ALLOTHER
POSITION                              ($)          ($)    ANNUAL    STOCK        UNDERLYING    PAYOUT($)  COMP.($)
                                                          COMP ($)  AWARDS       OPTIONS/SARS

Greg Mardock, Chief. . .   (2)2002                                      156,666
Executive Officer          (1)2001  $12,000            0
                                    $     0            0

Michael Cummings, Chief       2003  $100,000           0                                                  152,700 (3)
Executive Officer

(1) Mr. Mardock received compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary, Flexxtech Holdings, Inc. at that time.

(2) Mr. Mardock received compensation from Mardock, Inc., a subsidiary of our wholly-owned subsidiary at that time, Flexxtech Holdings, Inc. VLK Capital Corp. was issued 5,909,333 shares of common stock for managerial services valued at $.902 per share, as amended for the 18 month period from January 2001 through June 2002. VLK subsequently issued 783,333 shares to Greg Mardock.

(3) Mr. Cummings received 100,000 shares of common stock valued at $1.527 per share as compensation for serving on the Board of Directors.

Mr. Mardock resigned in April, 2003. Mr. Cummings became our Chief Executive Officer in May 2003.




EMPLOYMENT  AGREEMENT

We executed an employment agreement with Mr. Cummings on May 23, 2003. The employment agreement shall continue in effect for a period of one year and can be renewed upon mutual agreement between Mr. Cummings and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Cummings an amount equal to payment at Mr. Cumming's base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Cummings. Mr. Cummings currently earns a gross salary of $16,000 per month and 5% of the adjusted net profits for a two-year period ending on May 23, 2005.

DIRECTORS  COMPENSATION

During the twelve month period ended December 31, 2003, each Board Member received 100,000 shares of common stock for their duties.

We  do  not  have  a  formal  plan  to  compensate  directors.

PART 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2003 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2002 fiscal year and (iv) all of our directors and current executive officers as a group:
Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.




NAME AND ADDRESS                                                                     COMMON SHARES       PERCENTAGE
OF BENEFICIAL OWNER (1)                                                           BENEFICIALLY OWNED   OWNED OF CLASS(2)

Michael A. Novielli . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,087,033(3)    24.5%
Douglas Leighton. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,087,033(3)    24.5%
Theodore Smith. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,600(3)       *
Michael Cummings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,424,650(4)    60.8%
Dutchess Private Equities, L.L.P, 312 Stuart Street, 3rd Floor, Boston, MA 02116.         3,049,033(3)    24.2%
Dutchess Advisors, Ltd., 312 Stuart Street, 3rd Floor, Boston, MA 02116 . . . . .         3,049,033(3)    24.2%
All directors and current executive officers as a group (4 Persons) . . . . . . .          11,221,983     84.8%




     *  Less  than  1%  of  outstanding  shares  of  common  stock.

(1)  The  address of all individual directors and executive officers is c/o Network Installation Corporation, 18
Technology  Drive,  Suite  140A,  Irvine,  CA  92618.

(2)  The number of shares of common stock issued and outstanding on December 31, 2003 was 12,616,330 shares. The calculation  of  percentage  ownership  for  each  listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2003, plus shares of common stock subject to options held by such  person  on  December  31,2003  and  exercisable  within  60  days  thereafter.

(3)  Two  of  our  directors,  Michael  Novielli  and Douglas Leighton, are the principals of Dutchess Advisors.
Messrs.  Novielli  and Leighton are also the principals of Dutchess Capital Management LLC, which is the general partner  to  Dutchess  Private  Equities  Fund. Our director, Theodore Smith, is the Executive Vice President of
Dutchess  Advisors,  LLC.  Dutchess  Advisors owns 700,000 shares of our common stock. Dutchess Private Equities
Fund owns 2,349,333 shares of our common stock. Messrs. Novielli and Leighton share voting and dispositive power over  the  shares  of  our  common  stock  held  by  Dutchess  Advisors  and  Dutchess  Private  Equities  Fund.

(4)  Includes  a five year option to purchase 618,000 shares of our common stock at a price equal to the closing bid  price  of  our  common  stock  on  August  29,  2003  which  was  $2.95.  All  shares  are  held  directly.

No options, warrants or other stock rights have been issued to the officers other than as disclosed above.


ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On October 7, 2002, we issued 51,361 shares of common stock in the name of Delaware Charter Guarantee and Trust, FBO Greg Mardock, our CEO and a director at that time, in exchange for a promissory note of $64,588 principal amount and interest of $5,861. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On October 8, 2002, we issued to 21,250 and 8,750 shares to Edward R. Fearon, and Escamilla Capital Corporation respectively, both related parties. Fearon and Hector Escamilla were each an officer and director of both Primavera Corp. and Escamilla Capital Corporation. In addition, Fearon was CEO of our former subsidiary NTSB. These shares were issued in exchange for notes issued by Primavera Corporation to BECO M-A, L.P. and BECO Joint Venture No. 1 amounting to $60,000 and accrued interest of $16,595 total consideration of $76,595. Fearon and Escamillia were also officers and directors of BECO M-A, L.P. and BECO Joint Venture No. 1. When we acquired Primavera Corp. we also acquired its liability to BECO M-A, L.P. and BECO Joint Venture No. 1. Mr. Fearon and Escamilla Capital Corporation agreed to accept shares to settle the debt instead of cash. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On October 31, 2002, Western Cottonwood Corporation, a related entity, agreed to convert $2,000,000 in debt owed by us to 200 shares of our Series A Preferred Stock. Subsequent to December 31, 2002 the shares were not issued and the agreement was mutually voided. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On November 5, 2002, we issued Western Cottonwood Corp 75,000 shares of common stock in exchange for $75,000 in Promissory Notes. Subsequent to December 31, 2002 the note was amended to be in exchange for $300,000 in Promissory Notes. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On April 7, 2003, we issued 800,000 shares of common stock to Dutchess Private Equities Fund as inducement for debentures amounting to $80,000. The shares were valued at $120,000. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On April 8th, 2003, we entered into an agreement to rescind the acquisition of W3M, Inc., dba Paradigm Cabling Systems, from its inception. The agreement was made available in our 10-KSB filed on April 15, 2003. In order to acquire 80% of the outstanding common stock of Paradigm, we entered into an acquisition agreement dated October 31, 2002. Pursuant to the terms of the acquisition, 80% of the outstanding capital stock of Paradigm was transferred to us. In exchange, we agreed to issue shares of a new Series A Convertible Preferred Stock to the exchanging shareholders of Paradigm as follows:

Name                      No.  Of  Shares  of  Series  A  Convertible  Preferred
----                      ----------------------------------------------
Michael  Cummings         71.25  shares
Ashford  Capital          71.25  shares  Total  142.50  shares

This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

We subsequently agreed with Paradigm to void the Transaction ab initio (that is, at its inception), with the effect that Paradigm is the owner of its Assets and Liabilities and the shares of our Preferred Stock issued to Paradigm are restored to the status of authorized but unissued shares. We exchanged mutual general releases with Paradigm in order to restore the parties to their respective positions immediately prior to the execution and delivery of the purchase agreement. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On April 9, 2003, we entered into a Restructuring & Release Agreement with Greg Mardock, John Freeland, Western Cottonwood Corporation, Atlantis Partners and VLK Capital Corp. Pursuant to this Agreement, Greg Mardock resigned as our director and employee and Michael A. Novielli, Douglas H. Leighton and Theodore
J. Smith, Jr. were appointed as directors. Listed below are additional obligations of parties to the Agreement:

- Western Cottonwood Corporation agreed to forgive $1,984,849.99 in Notes receivable and interest receivable as of December 31, 2002.
-     Greg  Mardock  resigned  as  our  officer  and  employee.
- Messrs. Mardock and Freeland immediately released any and all claims to collateral, security or title of any of our assets.
- Western Cottonwood and Atlantis Partners will maintain a combined ownership percentage of 4.9%. The percentage ownership of 4.9% shall be non-dilutive through our first merger or acquisition transaction with a going concern. - Greg Mardock will maintain an ownership percentage of 2.0%. His ownership percentage of 2.0% shall be non-dilutive through our first merger or acquisition transaction with a going concern.
- We issued 690,000 shares of common stock as a part of restructuring agreement at a value of $1,727,908. All stock issued to the parties to this Agreement was restricted and had no registration rights. The parties also agreed to additional rules governing resale of the shares. The shares may not be sold either in the public market nor in a private transaction for a period of one year, the parties may not sell more than one twelfth of their entire ownership stake in any one month for a period covering the thirteenth month through the twenty fourth month. Additionally, for a period of time the stock is not transferable and may not be loaned. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On April 1, 2003 we entered into a Consulting Agreement with Dutchess Advisors LLC, where Dutchess would provide the following services:

-  Assist  us  with  our  capitalization  and  restructuring;  and

- Assist us with our business development by seeking potential business partners, candidates for joint ventures, mergers and acquisitions or qualified persons to join our board of directors. This transaction as no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

We agreed to pay Dutchess Advisors, LLC 700,000 shares of common stock for these Services. These shares were valued at $105,000. Additionally, we agreed to pay $3,000 per month for non accountable expenses for months 1-12 and $5,000 per month for months 13-24. The term of the Consulting Agreement is 24 months. In June 2003, we amended the Agreement to pay Dutchess Advisors $5,000 per month beginning June 2003. This transaction as no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  April  10, 2003, we  issued  convertible  debenture  of  $40,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  May  5,  2003,  we  issued  convertible  debenture  of  $15,000  to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On May 16, 2003, we entered into a Stock Purchase Agreement with Michael Cummings, the owner of 100% of the outstanding shares of common stock of Network Installation, Inc., or Network. Pursuant to this Agreement, we acquired all outstanding shares of common stock of Network. The purchase price consisted of $50,000 and 7,382,000 shares of our common stock. In addition, we agreed to issue a five year option to purchase an additional 618,000 shares of our common stock to Mr. Cummings if Network's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. Network's total revenues exceeded $450,000 for the period beginning June 1, 2003 and ending August 31, 2003. The options are exercisable at a price equal to the closing bid price of our common stock on August 29, 2003 which was $2.95. As of January 15, 2004, Mr. Cummings has not exercised the options. At the time of the acquisition there were no material relationships between us and Mr. Cummings. As a result of the acquisition, Mr. Cummings replaced Mr. Novielli as Chief Executive Officer and became our director. Mr. Novielli remained as Chairman of the Board of Directors. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  May  26,  2003,  we  issued  convertible  debenture  of  $25,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  June  16,  2003, we  issued  convertible  debenture  of  $25,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  July  22,  2003, we  issued  convertible  debenture  of  $15,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  July  28,  2003, we  issued  convertible  debenture  of  $95,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  August 13, 2003, we  issued  convertible  debenture  of  $20,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On September 10, 2003, we issued convertible debenture of $28,000 to Dutchess Private Equities Fund, LP. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

On September 18, 2003, we entered into a Promissory Note with Dutchess Private Equities Fund, LP. The note carries no interest rate and was due on October 17, 2003. As of January 27, 2004, we had paid the entire amount due. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On  October 5, 2003, we  issued  convertible  debenture  of  $75,000 to Dutchess
Private  Equities  Fund,  LP.   The  debentures  convert  into  common  stock
at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On December 17, 2003, we entered into a Promissory Note with Dutchess Private Equities Fund, LP. The note carries no interest rate and was due on December 17, 2005. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party.

On the respective dates above, for each issuance of a convertible debenture, we issued 100,000 shares of common stock for each $10,000 invested, for a total of 1,550,000 shares to Dutchess Private Equities Fund, LP in 2003 as incentive per the debenture agreement.


ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT  LIST

NUMBER  DESCRIPTION

3.1  Articles  of  Incorporation  filed  as  Exhibit  3.1  to  the  Company's
     Registration Statement on Form 10SB filed on March 5th, 1999 and incorporated herein by reference.

3.2 Certificate of Amendment to Article of Incorporation filed as Exhibit 3.3 to the Company's Form 10-KSB on April 15, 2003.

3.3 By-laws filed as Exhibit 3.2 to the Company's Registration Statement on Form 10SB filed on March 5th, 1999 and incorporated herein by reference.

3.4 Certificate of Amendment to the Certificate of Incorporation of Flexxtech Corporation filed as Exhibit 4.1 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

4.1  Warrant  #101  issued  to  C.C.R.I.  Corp.  on  September  29,  2003.

4.2  Warrant  #102  issued  to  C.C.R.I.  Corp.  on  September  29,  2003.

10.1 Consulting Agreement between the Company and Dutchess Advisors, LLC dated April 1, 2003 filed as Exhibit 10.3 to the Company's Form 8-K on April 23, 2003 and incorporated herein by reference.

10.2 Reseller Agreement between Vivato, Inc. and the Company dated August 14, 2002 filed as Exhibit 10.1 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

10.3 Motorola Reseller Agreement between Motorola, Inc. and the Company dated August 18, 2003 filed as Exhibit 10.2 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

10.4 Short Term Rental Agreement between Vidcon Solutions Group, Inc. and the Company dated February 5, 2003 filed as Exhibit 10.3 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

10.5 Restructuring and Release Agreement Dutchess Advisors LLC, Dutchess Capital Management LLC, Michael Novielli, Western Cottonwood Corporation, Atlantis Partners, Inc., John Freeland, Greg Mardock, VLK Capital Corp. and the Company dated April 9, 2003 filed as Exhibit 10.2 to the Company's Form 8-K on April 23, 2003 and incorporated herein by reference.

10.6 Stock Purchase Agreement between Michael Cummings and the Company dated May 16, 2003 filed as Exhibit 2.1 to the Company's Form 8-K filed on June 13, 2003 and incorporated herein by reference.

10.7 Investment Agreement between the Company and Preston Capital Partner, LLC dated January 21, 2004 filed as Exhibit 10.7 to the Company's Form SB-2 on January 21, 2004 and incorporated herein by reference.

10.8 Registration Rights Agreement between the Company and Preston Capital Partners, LLC dated January 21, 2004 filed as Exhibit 10.8 to the Company's Form SB-2 on January 21, 2004 and incorporated herein by reference.

10.9 Placement Agent Agreement between the Company and Park Capital Securities, LLC dated January 21, 2004 filed as Exhibit 10.9 to the Company's Form SB-2 on January 21, 2004 and incorporated herein by reference.

10.10 Agreement between the Company and Aruba Wireless Networks, Inc. dated January 29, 2004 filed as Exhibit 10.10 to the Company's Form SB-2/A on
     February  9,  2004  and  incorporated  herein  by  reference.

14.1 Code  of  Ethics

21.1 List  of  Subsidiaries

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS  ON  FORM  8-K

We  filed  a  report  on  Form  8-K  on  December  8,  2003.

ITEM  14  PRINCIPAL  ACCOUNTING,  FEES  AND  SERVICES

AUDIT  FEES

Kabani & Company, Inc. were our auditors for the fiscal years ended December 31, 2002 and 2003.

AUDIT  FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Kabani & Company, Inc. billed us a total of $20,000 for the fiscal year ended December 31, 2002 and $54,500 for the fiscal year ended December 31, 2003.

TAX  FEES

For their review of tax matters, Kabani & Company, Inc. billed us a total of $0 in 2002 and $0 in 2003.

ALL  OTHER  FEES

Kabani & Company, Inc. billed us $5,000 related to a registration statement on Form SB-2.

The  Board  of  Directors  Pre-approval  Policy  and  Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Kabani & Company, Inc.'s independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stanton, State of California on the 9th day of April 2004.


Network  Installation  Corporation

          /s/  Michael  Cummings
By:       Michael  Cummings
          Director  and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company Signature
Name                                         Title                       Date
/s/  Michael  Cummings
Michael  Cummings                    Director  and Chief       April  09,  2004
                                     Executive  Officer

/s/  Michael  A.  Novielli
Michael A. Novielli                     Chairman of            April  09,  2004
                                 the  Board  of  Directors


/s/  Douglas  Leighton
Douglas  Leighton                         Director             April  09,  2004



/s/  Theodore  Smith
Theodore  Smith                          Director              April  09,  2004