Form 10QSB
period 2004-03-31
NETWORK INSTALLATION CORP
filed 2004-05-24
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

        [] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________

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

As of March 31, 2004, the Issuer had outstanding 12,960,857 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements


                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                         PAGE

CONSOLIDATED BALANCE SHEETS                                       1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                   2

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                   3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              4-10




ASSETS
                                                            (Unaudited)       (Audited)
                                                           March 31,     December 31,
                                                                  2004            2003
                                                           ------------  --------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .  $         -   $         667
Accounts receivable, net of allowance for doubtful
accounts of $80,000 and $79,309 at March 31, 2004
and December 31, 2003, respectively . . . . . . . . . . .       80,946         353,119
Work in progress. . . . . . . . . . . . . . . . . . . . .       35,987         200,000
Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      162,500               -
Other current assets. . . . . . . . . . . . . . . . . . .        4,461           2,289
                                                           ------------  --------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .      283,894         556,075
                                                           ------------  --------------

NET PROPERTY & EQUIPMENT. . . . . . . . . . . . . . . . .        5,398           6,898
                                                           ------------  --------------

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    1,000,000               -
                                                           ------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $ 1,289,292   $     562,973
                                                           ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bookoverdraft . . . . . . . . . . . . . . . . . . . . . .  $    17,271   $           -
Accounts payable and accrued expenses . . . . . . . . . .    1,239,054       1,532,893
Deferred revenue. . . . . . . . . . . . . . . . . . . . .       78,869         280,924
Loans payable . . . . . . . . . . . . . . . . . . . . . .      569,781          45,500
Loans payable - related parties . . . . . . . . . . . . .      134,180         163,691
Due to factor . . . . . . . . . . . . . . . . . . . . . .       10,759          14,056
Convertible debt - current. . . . . . . . . . . . . . . .       21,781         517,616
                                                           ------------  --------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .    2,071,695       2,554,680
                                                           ------------  --------------

LONG TERM LIABILITIES
Loans payable . . . . . . . . . . . . . . . . . . . . . .            -          65,000
Loans payable - related parties . . . . . . . . . . . . .        5,000          35,000
Convertible debt. . . . . . . . . . . . . . . . . . . . .      165,000         165,000
Convertible debt - related parties. . . . . . . . . . . .      748,500         338,000
Debt discount . . . . . . . . . . . . . . . . . . . . . .      (93,500)              -
                                                           ------------  --------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . .      825,000         603,000
                                                           ------------  --------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .    2,896,695       3,157,680
                                                           ------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 12,960,857 shares . . . .       12,961          12,616
Additional paid-in capital. . . . . . . . . . . . . . . .    4,135,233       2,743,222
Shares to be issued . . . . . . . . . . . . . . . . . . .       84,201         116,295
Accumulated deficit . . . . . . . . . . . . . . . . . . .   (5,839,798)     (5,466,840)
                                                           ------------  --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . .   (1,607,403)     (2,594,707)
                                                           ------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . .  $ 1,289,292   $     562,973
                                                           ============  ==============




                                        2004       2003
                                 ------------  ---------

NET REVENUE . . . . . . . . . .  $   510,522   $442,463

COST OF REVENUE . . . . . . . .      320,220    186,359
                                 ------------  ---------

  GROSS PROFIT. . . . . . . . .      190,302    256,104


OPERATING EXPENSES. . . . . . .      575,568    265,019
                                 ------------  ---------

Loss from operations. . . . . .     (385,266)    (8,915)


OTHER INCOME (EXPENSES)
Other income (expenses) . . . .       33,893       (247)
Interest expense. . . . . . . .      (21,584)         -
                                 ------------  ---------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .       12,309       (247)
                                 ------------  ---------

LOSS BEFORE INCOME TAXES. . . .     (372,957)    (9,162)
                                 ------------  ---------

Provision of income taxes . . .            -          -
                                 ------------  ---------

NET LOSS. . . . . . . . . . . .  $  (372,957)  $ (9,162)
                                 ============  =========

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $     (0.03)  $      -
                                 ============  =========

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.   12,709,532          -
                                 ============  =========




                                                    Three
                                                    months ended
                                                    March 31, 2004
                                                    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .  $      (372,957)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . .           71,500
Accounts receivable. . . . . . . . . . . . . . . .          272,173
Work in progress . . . . . . . . . . . . . . . . .          164,013
Deposit and other current assets . . . . . . . . .           (2,172)
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . . .         (279,985)
  Deferred revenue . . . . . . . . . . . . . . . .         (202,055)
                                                    ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .         (349,483)
                                                    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Del Mar . . . . . . .         (500,000)
                                                    ----------------

NET CASH USED IN INVESTING ACTIVITIES. . . . . . .         (500,000)
                                                    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft . . . . . . . . . . . . . . . . . .           17,271
Proceeds (payments) from factor. . . . . . . . . .           (3,297)
Proceeds from shares to be issued. . . . . . . . .           24,362
Proceeds from borrowings . . . . . . . . . . . . .          930,500
Repayment of long term debt. . . . . . . . . . . .         (120,020)
                                                    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .          848,816
                                                    ----------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . .             (667)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .              667
                                                    ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $             -
                                                    ================



                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


1.     DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

Network Installation Corp (NIC) was incorporated on July 18, 1997, under the laws of the State of California. NIC is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stem in house. NIC participates in the worldwide network infrastructure market to end users, structured cabling market and the telephony services. NIC, Flexxtech and Del Mar Systems International, Inc. (DMSI) are together referred to as "the Company".

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

On March 1, 2004, NIC acquired 100% of the outstanding shares of Del Mar Systems International, Inc. (DMSI), a Company operating in the telecommunication solutions industry. The operations of DMSI have been consolidated with the operations of the Company, since March 1, 2004.

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2003 and 2002 were filed on April 9, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The statement of operations and cash flows for the three months ended March 31, 2003 are not presented, as they are still being completed.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp., formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation and Del Mar Systems International, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC and Flexxtech for the three months ended March 31, 2004, and the results of DMSI from the date of acquisition, March 1, 2004 through March 31, 2004. The historical results for the three months ended March 31, 2003 include NIC only.

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

Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the period in which the corresponding liability is incurred. Deferred revenue represents revenue that has been received or is receivable before it is earned, i.e., before the related services are performed. Deferred revenue amounted to $78,869 and $280,924 at March 31, 2004 and December 31, 2003, respectively.

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

Stock-based  Compensation
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the three months ended March 31, 2004 and 2003.

Basic  and  Diluted  Net  Loss  Per  Share
------------------------------------------

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

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $5,839,798, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort towards obtaining additional equity financing through various private placements and evaluation of its distribution and marketing methods.


4     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:


                     March 31,   December 31,
                           2004           2003
                     ----------  -------------
Accounts payable. .  $  359,932  $     655,334
Payroll tax payable     155,805        122,749
Litigation accrual.     430,000        430,000
Accrued expenses. .     293,317        324,810
                     ----------  -------------

                     $1,239,054  $   1,532,893
                     ==========  =============


Payroll tax liabilities amounting to $92,890 pertains to the calendar years from 1999 to 2001. The Company has agreed to pay the payroll tax liability in monthly installment of $6,500 beginning March 15, 2003 until entire amount is paid in full.


5.     NOTE  PAYABLE

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installment of $42,804, maturing in April 2005.

The Company has unsecured, non-interest bearing notes for $65,000 due November 2005.

6.     RELATED  PARTY  TRANSACTIONS

Related  Party  Notes  Payable  -  Current
------------------------------------------

The Company an unsecured, non-interest bearing note for $119,180 due June 15, 2004, due to an officer.

During the three months ended March 31, 2004, the Company repaid a $76,000 due to the majority shareholder under a factoring agreement.

Related  Party  Notes  Payable  -  Long  Term
---------------------------------------------

The Company has an unsecured, non-interest bearing note for $5,000 due December 17, 2005 due to the majority shareholder.


7.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2003, the Company incurred net operating losses for tax purposes of $3,450,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2003. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.


8.     COMMITMENTS  &  CONTINGENCIES

Litigation
----------

In the year ended December 31, 2002, a suit was brought against the Company and its former management in the Superior Court of the State of California, County of San Francisco, by an individual alleging that the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant, an individual in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. On November 21, 2003, the Company reached a settlement with the plaintiffs for $160,000. The unpaid balance at March 31, 2004 was $65,000.


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


9.     DUE  TO  FACTOR

On February 27, 2003, NIC entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. Due to factor amounted to $10,759 and $14,056 as of March 31, 2004 and December 31, 2003, respectively.


10.     STOCKHOLDERS'  EQUITY

During the three months ended March 31, 2004, the Company issued shares of its common stock, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Stock  Split
------------

On January 23, 2003, the Company announced a 1 for 200 reverse stock split of its common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

Equity
------

During the three months ended March 31, 2004, the Company issued common stock as follows:

130,549 shares of common stock valued at $500,000 were issued for the acquisition of its subsidiary, Del Mar Systems International, Inc.

The Company issued 8,000 shares of common stock to a shareholder for conversion of a Promissory Note amounting to $40,003.

The Company issued 138,106 shares of common stock for conversion of a debenture in the amount of to $430,900. The Company was to issue 11,462 share of common stock for conversion of debenture amount of $32,552 to a related party, a major shareholder of the Company.

The Company issued 50,000 shares of common stock to a consultant for service rendered valued at $195,004.

The  Company issued 6,410 shares of common stock for a consideration of $24,362.

Convertible  Debentures
-----------------------

During the period ended March 31, 2004, the Company issued $410,500 debentures to a major shareholder of the Company. These debentures carry an interest rate of 6% per annum, due in December 2008 and February and March of 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded in the amount of $100,000 of which $6,500 was expensed.

11.     BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


12.     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid interest of $2,084 and $0 during the three months ended March 31, 2004 and 2003, respectively. The Company paid income taxes of $0 and $0 during the three months ended March 31, 2004 and 2003, respectively.


13.     ACQUISITION  OF  DEL  MAR  SYSTEMS  INTERNATIONAL,  INC.

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area-based telecommunication solutions firm Del Mar Systems International, Inc. on March 1, 2004 for $1 million structured as a
(i) $500,000 12 month 5% Note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in shares of the Company's restricted common stock. The pro forma information including the operations of DMSI is not available for the three months ended March 31, 2004, and for the year ended December 31, 2003, as they are in the process of being compiled.


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

The discussion and financial statements contained herein are for the three months ended March 31, 2004 and March 31, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

RESULTS  OF  OPERATIONS
-----------------------
We generated consolidated revenues of $510,522 for the three month period ended March 31, 2004 as compared to $442,463 for the three month period ended March 31, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force and the acquisition of Del Mar Systems which contributed only nominally to our revenue for the quarter.

NET  REVENUES
-------------
We generated net revenues of $190,302 for the three month period ended March 31, 2004 as compared to $256,104 for the three month period ended March 31, 2003. The decrease in net revenues for this quarter when compared to the same quarter last year is due to an increase in our Cost Of Revenue.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $320,220 for the three month period ended March 31, 2004 as compared to $186,359 for the three month period ended March 31, 2003. Our Cost of Revenue increase is due to an increase in deferred expenses from the prior quarter which were expensed in the period ending March 31, 2004. We had no deferred expenses in the quarter prior to March 31, 2003.

GENERAL,  ADMINISTRATIVE  AND  SELLING  EXPENSES
------------------------------------------------
We incurred costs of $575,568 for the three month period ended March 31, 2004 as compared to $265,019 for the three month period ended March 31, 2003, respectively. General, Administrative and Selling Expenses in the current period increased is due to the increase in marketing expenses, travel, rent and headcount including branch sales managers, VP Marketing & Sales and direct sales force.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------
We had a loss before taxes of ($372,957) for the three month period ended March 31, 2004, as compared to a loss of ($9,162) for the three month period ended March 31, 2003. The increase is due to and increase in our expenses including marketing expenses, travel and headcount including branch sales managers, VP Marketing & Sales and direct sales force.


Net  loss
---------
We had a loss of ($372,957)for the three month period ended March 31, 2004, as compared to a loss of ($9,162) for the three month period ended March 31, 2003. The decrease increase in net loss is due to the factors described above.


Basic  and  diluted  loss  per  share
-----------------------------------
Our basic and diluted loss per share for the three month period ended March 31, 2004 was ($0.03).


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2004, our Current Assets were $283,894 and Current Liabilities were $2,071,695. Cash and cash equivalents were $0. Our Stockholder's Deficit at March 31, 2004 was ($1,607,403).

We had a net usage of cash due to operating activities for the three month period ended March 31, 2004 of $(349,483)and ($7,729), respectively. We had net cash provided by financing activities of $848,816 for the three month period ended March 31, 2004. We had $930,500 from borrowings in the period ended March 31, 2004 We had a net usage of cash due to operating activities for the three months March 31, 2003 and 2002 of $747,380 and $43,584 respectively. We had net cash provided by financing activities of $730,061 and ($34,142) for the years ended December 31, 2003 and 2002, respectively. We had $303,399 from borrowings in the year ended December 31, 2003 as compared to $0 in the corresponding period in 2002.

On February 27, 2004, we issued convertible debentures of $260,000 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our (certificate of designation says at the holder's option, and defined holder as Dutchess)option, at the time of each conversion. The debentures are payable on February 27, 2009 The convertible debentures are convertible into shares of our common stock.

On March 1, 2004, we issued convertible debentures of $150,500 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock.

We have signed an Investment Agreement with Preston Capital for $2,500,000 in an Equity Line arrangement. The Investment Agreement allows us to "put" to Preston Capital at least $10,000, but no more than $100,000. The purchase price for our common stock identified in the Put Notice shall be equal to 95% of the average of four lowest posted bid prices of our common stock during the five days after we deliver the put notice to Preston Capital. We can initiate a new put after we close on the prior put. We can not drawdown under the Equity Line arrangement until we have an effective registration statement. As of May 20, 2004, we do not have an effective registration statement.

Subsidiaries

As of March 31, 2004, we had two wholly-owned subsidiaries, Network Installation Corp. and Del Mar Systems International, Inc.


ITEM  3.  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM  2.  CHANGES  IN  SECURITIES

On February 27, 2004, we issued convertible debentures of $335,000 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our (certificate of designation says at the holder's option, and defined holder as Dutchess) option, at the time of each conversion. The debentures are payable on February 27, 2009. The convertible debentures are convertible into shares of our common stock.

On March 1, 2004, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock.

We have signed an Investment Agreement with Preston Capital for $2,500,000 in an Equity Line arrangement. The Investment Agreement allows us to "put" to Preston Capital at least $10,000, but no more than $100,000. The purchase price for our common stock identified in the Put Notice shall be equal to 95% of the average of four lowest posted bid prices of our common stock during the five days after we deliver the put notice to Preston Capital. We can initiate a new put after we close on the prior put. We can not drawdown under the Equity Line arrangement until we have an effective registration statement. As of May 20, 2004, we do not have an effective registration statement.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

In addition to our acquisition of Del Mar Systems, during the period ending March 31, 2004, we opened additional sales and service locations in Los Angeles, CA and Las Vegas, NV. The leases for both locations are renewable monthly at approximately $1,500 per month. During this period we also hired a VP of Marketing & Sales responsible for increasing and managing our direct sales force.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Number     Description
3.1  Articles  of  Incorporation  filed  as  Exhibit  3.1  to  the  Company's
     Registration Statement on Form 10SB filed on March 5th, 1999 and incorporated herein by reference.

3.2 Certificate of Amendment to Article of Incorporation filed as Exhibit 3.3 to the Company's Form 10-KSB on April 15, 2003 and incorporated herein by reference.

3.3 By-laws filed as Exhibit 3.2 to the Company's Registration Statement on Form 10SB filed on March 5th, 1999 and incorporated herein by reference.

3.4 Certificate of Amendment to the Certificate of Incorporation of Flexxtech Corporation filed as Exhibit 4.1 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

4.1 Convertible Debenture Exchange Agreement/Conversion of Notes between the Company and Dutchess Private Equities Fund dated February 27, 2004; Debenture Exchange Agreement/Note Conversion between the Company and the Holder; Certificate of Designation between the Company and Dutchess Private Equities Fund; Notice of Conversion.

4.2 Form of Debenture between the Company and Dutchess Private Equities Fund dated March 1, 2004; Notice of Conversion.

4.3 Form of Debenture between the Company and Dutchess Private Equities Fund dated March 31, 2004; Notice of Conversion.

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

10.5 Restructuring and Release Agreement Dutchess Advisors LLC, Dutchess Capital Management LLC, Michael Novielli, Western Cottonwood Corporation, Atlantis Partners, Inc., John Freeland, Greg Mardock, VLK Capital Corp. and the Company dated April 9, 2003 filed as Exhibit 10.2 to the Company's Form 8-K filed on April 23, 2003 and incorporated herein by reference.

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

10.10 Agreement between the Company and Aruba Wireless Networks, Inc. dated January 29, 2004 filed as Exhibit 10.10 to the Company's Form SB-2 on
     February  9,  2004  and  incorporated  herein  by  reference.

31.1 Section  302  Certification  of  the  Chief  Executive  Officer.

31.2 Section  302  Certification  of  the  Interim  Chief  Financial  Officer.

32.1 Section  906  Certification  of  the  Chief  Executive  Officer.

32.2 Section  906  Certification  of  the  Interim  Chief  Financial  Officer.


(b)  Reports  Filed  on  Form  8-K

On March 19, 2004, the registrant filed an 8-K/A pursuant to the acquisition of Network Installation Corporation that contained financial statements and pro forma financial information.

On April 2, 2004, the registrant filed an 8-K pursuant to the issuance of a press release to report its financial results for the quarter ended December 31, 2003.

On May 4, 2004, the registrant filed an 8-K pursuant to a change in the certifying accountant from Kabani & Company to Rose, Synder & Jacobs.

On May 4, 2004, the registrant filed an 8-K pursuant to the acquisition of Del Mar Systems International.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  May  24,  2004            By:    /s/  Michael  Cummings
                                         --------------------------------
                                         Michael  Cummings
                                         President  &  Chief  Executive  Officer

                                   By:    /s/  Michael  Novielli
                                        ---------------------------------
                                        Michael  Novielli
                                        Interim  Chief  Financial  Officer