Form 10-Q/A
period 2004-03-31
NETWORK INSTALLATION CORP
filed 2004-07-12
CIK 1069778

Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

       [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2004, the Issuer had outstanding 12,960,857 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES [  ] NO [X]

                          PART I-FINANCIAL INFORMATION

Item  1.  Financial  Statements

                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                         PAGE

CONSOLIDATED BALANCE SHEETS                                       1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                   2

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                   3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              4-10

                            NETWORK INSTALLATION CORP
                          CONSOLIDATED BALANCE SHEETS
ASSETS
                                                            (Unaudited)       (Audited)
                                                           March 31,     December 31,
                                                                  2004            2003
                                                           ------------  --------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .  $         -   $         667
Accounts receivable, net of allowance for doubtful
 accounts of $80,000 and $79,309 at March 31, 2004
 and December 31, 2003, respectively. . . . . . . . . . .       80,946         353,119
Work in progress. . . . . . . . . . . . . . . . . . . . .       35,987         200,000
Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      162,500               -
Other current assets. . . . . . . . . . . . . . . . . . .        4,461           2,289
                                                           ------------  --------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .      283,894         556,075
                                                           ------------  --------------

NET PROPERTY & EQUIPMENT. . . . . . . . . . . . . . . . .        4,648           6,898
                                                           ------------  --------------

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    1,000,000               -
                                                           ------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $ 1,288,542   $     562,973
                                                           ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Book Overdraft . . . . . . . . . . . . . . . . . . . . . .  $   17,271   $          -
Accounts payable and accrued expenses . . . . . . . . . .    1,191,384       1,532,893
Deferred revenue. . . . . . . . . . . . . . . . . . . . .       78,869         280,924
Loans payable . . . . . . . . . . . . . . . . . . . . . .      504,780          45,500
Loans payable - related parties . . . . . . . . . . . . .      134,180         163,691
Due to factor . . . . . . . . . . . . . . . . . . . . . .       10,759          14,056
Convertible debt - current. . . . . . . . . . . . . . . .       21,781         517,616
                                                           ------------  --------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .    1,959,024       2,554,680
                                                           ------------  --------------

LONG TERM LIABILITIES
Loans payable . . . . . . . . . . . . . . . . . . . . . .       25,000          65,000
Loans payable - related parties . . . . . . . . . . . . .            0          35,000
Convertible debt. . . . . . . . . . . . . . . . . . . . .      165,000         165,000
Convertible debt - related parties. . . . . . . . . . . .      753,500         338,000
Debt discount . . . . . . . . . . . . . . . . . . . . . .            -               -
                                                           ------------  --------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . .      943,500         603,000
                                                           ------------  --------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .    2,902,524       3,157,680
                                                           ------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 12,960,857 shares . . . .       12,962          12,616
Additional paid-in capital. . . . . . . . . . . . . . . .    4,269,734       2,743,222
Shares to be issued . . . . . . . . . . . . . . . . . . .      116,284         116,295
Accumulated deficit . . . . . . . . . . . . . . . . . . .   (6,012,962)     (5,466,840)
                                                           ------------  --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . .   (1,613,982)     (2,594,707)
                                                           ------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . .  $ 1,288,542   $     562,973
                                                           ============  ==============
See notes to financial statements

                            NETWORK INSTALLATION CORP
                      Consolidated Statements of Operations

                                 March 31,     March 31,
                                        2004       2003
                                 ------------  ---------

NET REVENUE . . . . . . . . . .  $   510,522    $442,463

COST OF REVENUE . . . . . . . .      320,220     186,359
                                 ------------   ---------

  GROSS PROFIT. . . . . . . . .      190,302     256,104


OPERATING EXPENSES. . . . . . .      584,367     265,019
                                 ------------  ---------

Loss from operations. . . . . .     (394,065)     (8,915)


OTHER INCOME (EXPENSES)
Other income (expenses) . . . .         (667)       (247)
Interest expense. . . . . . . .     (151,390)          -
                                 ------------  ---------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .    (152,057)        (247)
                                 ------------  ---------

LOSS BEFORE INCOME TAXES. . . .     (546,122)     (9,162)
                                 ------------  ---------

Provision of income taxes . . .            -           -
                                 ------------  ---------

NET LOSS. . . . . . . . . . . .  $  (546,122)  $  (9,162)
                                 ============  =========

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $     (0.04)  $      -
                                 ============  =========

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.   12,709,532   7,382,000
                                 ============  =========
See notes to financial statements

                           NETWORK INSTALLATION CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three
                                                    months ended
                                                    March 31, 2004
                                                    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .  $      (542,122)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Issuance of stock for consulting
    services . . . . . . . . . . . . . . . . . . .          195,000
   Beneficial conversion feature of debenture. . .          135,125
   Depreciation and amortization . . . . . . . . .            2,250
Increase (decrease) in current assets
  Accounts receivable. . . . . . . . . . . . . . .          272,173
  Work in progress . . . . . . . . . . . . . . . .          164,013
  Prepaid Expenses . . . . . . . . . . . . . . . .         (92,500)
  Deposit and other current assets . . . . . . . .           (2,172)
Decrease in current liabilities:
  Accrued expenses and accounts payable. . . . . .         (250,622)
  Deferred revenue . . . . . . . . . . . . . . . .         (202,055)
                                                    ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .         (324,910)
                                                    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft . . . . . . . . . . . . . . . . . .           17,271
Proceeds (payments) from factor. . . . . . . . . .           (3,297)
Proceeds from borrowings . . . . . . . . . . . . .          426,989
Repayment of long term debt. . . . . . . . . . . .         (116,720)
                                                    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .          324,243
                                                    ----------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . .             (667)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .              667
                                                    ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $             -
                                                    ================
See notes to financial statements


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

Pursuant to a purchase agreement on May 23, 2003, Flexxtech Corporation ("Flexxtech") acquired 100% of the issued and outstanding common stock of (NIC). The purchase price consisted of $50,000 cash, 7,382,000 shares of Flexxtech's common stock and five year option to purchase an additional 618,000 shares of Flexxtech stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31. The option was exercisable at a price equal to the closing bid price of the stock on August 31, 2003. NIC has forfeited the right to that option.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of NIC. Although from a legal perspective, Flexxtech acquired NIC, the transaction is viewed as a recapitalization of NIC, accompanied by an issuance of stock by NIC to the shareholders of Flexxtech. This is because Flexxtech did not have operations immediately prior to the transaction, and following the transaction, NIC was the operating company.

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

The statement of cash flows for the three months ended March 31, 2003 are not presented, as they are still being completed.

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

Revenue  Recognition
--------------------

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

Basic  and  Diluted  Net  Loss  Per  Share
------------------------------------------

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible debentures and warrants were converted or exercised.

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,012,962, is generating losses from operations, and has a negative working capital. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                     March 31,   December 31,
                           2004           2003
                     ----------  -------------
Accounts payable. .  $  359,932  $     655,334
Payroll tax payable     155,805        122,749
Litigation accrual.     409,459        430,000
Accrued expenses. .     266,188        324,810
                     ----------  -------------

                     $1,191,384  $   1,532,893
                     ==========  =============


Payroll tax liabilities amounting to $92,890 pertains to the calendar years from 1999 to 2001. The Company has agreed to pay the payroll tax liability in monthly installments of $6,500 beginning March 15, 2003 until entire amount is paid in full. No payment was made during the three months ended March 31, 2004.

5.  NOTES  PAYABLE

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installment of $42,804, maturing in April 2005. The balance outstanding at March 31, 2004 is $459,280.

The Company has an unsecured, non-interest bearing note for $25,000 due November 2005. The Company also has a $45,500 loan payable by March 31, 2005.

6.  RELATED  PARTY  TRANSACTIONS

Related  Party  Notes  Payable  -  Current
------------------------------------------

The Company has an unsecured, non-interest bearing notes for $87,691 due June 15, 2004, due to an officer. An additional $46,489 was contracted during the three month ended March 31, 2004. This additional advance is non-interest bearing and due July 30, 2004.

During the three months ended March 31, 2004, the Company repaid a $76,000 due to the majority shareholder under a factoring agreement.

The Company also issued convertible debentures to the majority shareholder (see note 10).

7.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2003, the Company incurred net operating losses for tax purposes of approximately $3,450,000. The net operating loss carry forwards may be used to reduce taxable income through the year 2022. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

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

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will, including those discussed above, have any other material impact on the Company's financial statements.

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

The balance of factored accounts receivable amounted to $0 and $205,929 as of March 31, 2004 and December 31, 2003, respectively

10.  STOCKHOLDERS'  EQUITY

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

The Company issued 8,000 shares of common stock to a shareholder for conversion of a Promissory Note amounting to $40,000.

The Company issued 138,106 shares of common stock for conversion of debentures and related accrued interest in the amount of to $529,822. The Company issued 11,462 share of common stock for assumption of liabilities in the amount of $32,552 by a related party, a major shareholder of the Company.

The Company issued 50,000 shares of common stock to a consultant for service rendered valued at $195,000.

The  Company issued 6,410 shares of common stock for a consideration of $24,358.

Convertible  Debentures  -  Related  Parties
--------------------------------------------

During the period ended March 31, 2004, the Company issued $415,500 debentures to a major shareholder of the Company. These debentures carry an interest rate of 6% per annum, due in December 2008 and February and March of 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded in the amount of $96,375. On March 31, 2004, the Company contracted an additional $155,000 convertible debentures with a major shareholder of the Company, which debentures were not funded until April 1, 2004. The beneficial conversation feature has been recorded in the amount of $38,750 during the three months ended March 31, 2004.

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

THREE MONTHS PERIOD ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

RESULTS  OF  OPERATIONS
-----------------------
We generated consolidated revenues of $510,522 for the three month period ended March 31, 2004, as compared to $442,463 for the three month period ended March 31, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force and the acquisition of Del Mar Systems which contributed only nominally to our revenue for the quarter.

NET  REVENUES
-------------
We generated net revenues of $190,302 for the three month period ended March 31, 2004, as compared to $256,104 for the three month period ended March 31, 2003. The decrease in net revenues for this quarter when compared to the same quarter last year is due to an increase in our Cost Of Revenue and the acquisition of NIC.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $320,220 for the three month period ended March 31, 2004, as compared to $186,359 for the three month period ended March 31, 2003. Our Cost of Revenue increase is due to an increase in the expansion of locations from the prior quarter which were expensed in the period ending March 31, 2004.

GENERAL,  ADMINISTRATIVE  AND  SELLING  EXPENSES
------------------------------------------------
We incurred costs of $584,367 for the three month period ended March 31, 2004 as compared to $265,019 for the three month period ended March 31, 2003, respectively. General, Administrative and Selling Expenses in the current period increased is due to the increase in professional and consulting fees and headcount including branch sales managers, VP Marketing & Sales and direct sales force.

NET  LOSS  BEFORE  INCOME  TAXES
--------------------------------
We had a loss before taxes of ($546,122) for the three month period ended March 31, 2004 as compared to a loss of ($9,162) for the three month period ended March 31, 2003. The increase is due to and increase in our expenses including marketing expenses, travel and headcount including branch sales managers, VP Marketing & Sales and direct sales force.

NET  LOSS
---------
We had a loss of ($546,122) for the three month period ended March 31, 2004 as compared to a loss of ($9,162) for the three month period ended March 31, 2003. The increase in net loss is due to the factors described above.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------
Our basic and diluted loss per share for the three month period ended March 31, 2004 was ($0.04) as compared to ($0.00) for the period ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2004, our Current Assets were $283,894 and Current Liabilities were $1,959,024. Cash and cash equivalents were $0. Our Stockholder's Deficit at March 31, 2004 was ($1,613,982).

We had a net usage of cash due to operating activities for the three month period ended March 31, 2004 of $(324,910). We had net cash provided by financing activities of 324,243 for the three month period ended March 31, 2004. We had $426,989 from borrowings in the period ended March 31, 2004.

FINANCING  ACTIVITIES
---------------------

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

On March 1, 2004, we issued convertible debentures of $155,500 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock.

On March 1, 2004, we entered into a Promissory Note Agreement for $500,000 with Stephen Pearson, for the acquisition of Del Mar Systems, Inc. The note bears 5% interest per annum and we make payments of $41,667 per month toward the balance.

On March 31, 2004, we issued convertible debentures of $155,000 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock.

On February 23, 2004, we issued a note in the amount of $46,489. The note bears no interest rate and is payable on July 30, 2004

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

ITEM  2.  CHANGES  IN  SECURITIES

(c)  Recent  Sales  of  Unregistered  Securities

On January 5, 2004 we issued 11,462 share of common stock for assumption of liabilities in the amount of $32,552 by Dutchess Private Equities Fund, LP, one of our major shareholders.

On February 25, 2004, we issued 50,000 shares of common stock to a consultant for service rendered valued at $195,000.

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

On March 1, 2004, we issued convertible debentures of $155,500 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock.

On March 3, 2004, we issued the following shares of common stock to those individuals listed below for conversion of debentures and related accrued interest in the amount of to $529,822.

Andrew  Smith                                  3,606
Global  Coast  Insurance  Premium,  Inc.       3,606
Wexford  Clearing  FBO  Charles  Mangione     27,404
Wexford  Clearing  FBO  Craig  Wexler          5,769
David  Wykoff                                 51,923
Wexford  Clearing  FBO  Laurence  Wexler       8,654
Carl  Hoehner                                  2,884
Richard  Blue                                  2,884
Seymour  Niesen                                1,378
Jon  Cummings                                  1,859
Mike  Dahlquist                                2,884
Richard  Kim  Dredge                           1,859
John  Bolliger                                 2,884
Kenneth  Rogers                                5,769
Denise  &  Vernon  Koto                        5,769
Ralph  Glaseal                                 5,769
Massis  Davidian                               3,205

On March 9, 2004, we issued 6,410 shares of common stock for a consideration of $24,358 to Daniel Grillo.

On March 19, 2004, we issued 130,549 shares of common stock valued at $500,000 as part of the acquisition of Del Mar Systems International, Inc.

On March 25, 2004 we issued 8,000 shares of common stock to John Wykoff for conversion of a Promissory Note amounting to $40,000.

On March 31, 2004, we contracted the issuance for convertible debentures of $155,000 to Dutchess Private Equities Fund, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on March 1, 2008. The convertible debentures are convertible into shares of our common stock. The debentures were funded on April 1, 2004.

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

3.3 By-laws filed as Exhibit 3.2 to the Company's Registration Statement on Form 10SB on March 5th, 1999 and incorporated herein by reference.

3.4 Certificate of Amendment to the Certificate of Incorporation of Flexxtech Corporation filed as Exhibit 4.1 to the Company's Form 10-QSB dated November 13, 2003 and incorporated herein by reference.

4.1 Convertible Debenture Exchange Agreement/Conversion of Notes between the Company and Dutchess Private Equities Fund dated February 27, 2004; Debenture Exchange Agreement/Note Conversion between the Company and the Holder; Certificate of Designation between the Company and Dutchess Private Equities Fund; Notice of Conversion. (previously filed as Exhibit 4.1 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.2 Form of Debenture between the Company and Dutchess Private Equities Fund dated March 1, 2004; Notice of Conversion. (previously filed as Exhibit 4.2 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.3 Form of Debenture between the Company and Dutchess Private Equities Fund dated March 31, 2004; Notice of Conversion. (previously filed as Exhibit 4.3 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

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

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  July  12,  2004            By:    /s/  Michael  Cummings
                                         --------------------------------
                                         Michael  Cummings
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Michael  Novielli
                                        ---------------------------------
                                        Michael  Novielli
                                        Interim  Chief  Financial  Officer