Form 10QSB/A
period 2004-03-31
NETWORK INSTALLATION CORP
filed 2004-07-26
CIK 1069778

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

                          PART I-FINANCIAL INFORMATION

Item  1.  Financial  Statements

                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                         PAGE

UNAUDITED CONSOLIDATED BALANCE SHEET                             1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                   2

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                   3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  4-10


                   NETWORK  INSTALLATION  CORP
                  CONSOLIDATED  BALANCE  SHEET

                            ASSETS
                                                            (Unaudited)
                                                           March 31,
                                                                  2004

CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .  $         -
Accounts receivable, net of allowance for doubtful
accounts of $80,000 at March 31, 2004 . . . . . . . . . .       80,946
Work in progress. . . . . . . . . . . . . . . . . . . . .       35,987

Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      162,500
Other current assets. . . . . . . . . . . . . . . . . . .        4,461
                                                            ----------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .      283,894
                                                            ----------

NET PROPERTY & EQUIPMENT, NET   . . . . . . . . . . . . .        4,648
                                                            ----------

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    1,000,000
                                                            ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $ 1,288,542
                                                            ==========

                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Book Overdraft. . . . . . . . . . . . . . . . . . . . . .  $    17,271
Accounts payable and accrued expenses . . . . . . . . . .    1,191,384
Deferred revenue. . . . . . . . . . . . . . . . . . . . .       78,869
Loans payable . . . . . . . . . . . . . . . . . . . . . .      504,780
Loans payable - related parties . . . . . . . . . . . . .      134,180
Due to factor . . . . . . . . . . . . . . . . . . . . . .       10,759
Convertible debt - current. . . . . . . . . . . . . . . .       21,781
                                                            ----------


TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .    1,959,024
                                                            ----------

LONG TERM LIABILITIES
Loans payable . . . . . . . . . . . . . . . . . . . . . .       25,000
Convertible debt. . . . . . . . . . . . . . . . . . . . .      165,000
Convertible debt - related parties. . . . . . . . . . . .      753,500
                                                            ----------

TOTAL LONG TERM LIABILITIES.. . . . . . . . . . . . . . .      943,500
                                                                     -
                                                           ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .    2,902,524
                                                            ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, authorized 100,000,000 shares at $.001 par
value, issued and outstanding 12,960,857 shares . . . . .       12,962
Additional paid-in capital. . . . . . . . . . . . . . . .    4,269,734
Shares to be issued . . . . . . . . . . . . . . . . . . .      116,284
Accumulated deficit . . . . . . . . . . . . . . . . . . .   (6,012,962)
                                                            ----------

TOTAL SHAREHOLDERS' DEFICIT. . . . . . . . . . . . . . . .  (1,613,982)
                                                            ----------

TOTAL LIABILITIES AND SHAREHOLDERS'DEFICIT. . . . . . . .  $ 1,288,542
                                                            ==========
See notes to financial statements





                            NETWORK INSTALLATION CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    March 31,     March 31,
                                           2004         2003
                                              -            -

NET REVENUE. . . . . . . . . . . .  $   510,522   $  442,606

COST OF REVENUE. . . . . . . . . .      320,220      186,359
                                     ----------    ---------

GROSS PROFIT . . . . . . . . . . .      190,302      256,247


OPERATING EXPENSES . . . . . . . .      584,367      192,001
                                     ----------    ---------

INCOME (LOSS) FROM OPERATIONS. . .     (394,065)      64,246


OTHER INCOME (EXPENSES)
Other income (expenses). . . . . .         (667)           -
Interest expense . . . . . . . . .     (151,390)      (1,094)
                                     ----------    ---------

TOTAL OTHER INCOME
(EXPENSES) . . . . . . . . . . . .     (152,057)      (1,094)
                                     ----------    ---------

INCOME (LOSS) BEFORE INCOME TAX. .     (546,122)      63,152
                                     ----------    ---------

Provision of income taxes. . . . .            -          800
                                     ----------    ---------

NET INCOME (LOSS). . . . . . . . .  $  (546,122)  $   62,352
                                     ==========    =========

BASIC AND DILUTED INCOME (LOSS)
PER SHARE. . . . . . . . . . . . .  $     (0.04)  $     0.01
                                     ==========    =========

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING.. . .   12,709,532    7,382,000
                                     ==========    =========
See notes to financial statements


                     NETWORK  INSTALLATION  CORP.
            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (UNAUDITED)

                                               Three  months ended
                                              March 31, 2004    March 31, 2003
                                              ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . .   $      (546,122)     $  62,352
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for consulting
services . . . . . . . . . . . . . . . . . .          195,000              -
Beneficial conversion feature of debenture .          135,125              -
Depreciation and amortization. . . . . . . .            2,250            841
(Increase) decrease in current assets
Accounts receivable. . . . . . . . . . . . .          272,173       (334,696)
Work in progress . . . . . . . . . . . . . .          164,013              -
Prepaid Expenses . . . . . . . . . . . . . .          (92,500)             -
Deposit and other current assets . . . . . .           (2,172)         2,289
Increase (Decrease) in current liabilities:
Accrued expenses and accounts payable. . . .         (250,622)       219,574
Deferred revenue . . . . . . . . . . . . . .         (202,055)             -
                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES. . . .                                   (324,910)        54,218
                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft . . . . . . . . . . . . . . .           17,271              -
Proceeds (payments to) from factor. . .  . .           (3,297)        48,992
Proceeds from borrowings . . . . . . . . . .          426,989              -
Payment on Note                                             -         (2,500)
Repayment of long term debt. . . . . . . . .         (116,720)             -
                                                -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. .          324,243         46,492
                                                -------------   -------------

NET DECREASE IN CASH &
     CASH EQUIVALENTS. . . . . . .                       (667)        (7,726)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            667         17,319
                                                -------------   -------------

CASH & CASH EQUIVALENTS AT END OF PERIOD. . . $             -      $   9,593
                                                =============   =============
See notes to financial statements




                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Segment Reporting


Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements for the period ended March 31, 2004 and 2003, as substantially all of the Company's operations are conducted in one industry segment.

Risks  and  Uncertainties

Vulnerability due to supplier concentrations - The Company had two major sources for the supply of materials in the three-month period ended March 31, 2003, which accounted for 85% of total purchases of the Company. Total outstanding balance due this supplier as of March 31, 2003 was $153,307. For the three-month period ended March 31, 2004, no supplier accounted for more than 10% of the Company's purchase.

Vulnerability due to customer concentrations - In the period ended March 31, 2003, total sales to three major customers, sales to which exceeded 10% of the Company's total annual sales, amounted to approximately $335,000. There was receivable balance of $169,915 from these customers as of March 31, 2003. For the three-month ended March 31, 2004, there were no customers that accounted for more than 10% of the Company's total sales.

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

4  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                     March 31,
                           2004
                     ----------
Accounts payable. .  $  359,932
Payroll tax payable     155,805
Litigation accrual.     409,459
Accrued expenses. .     266,188
                     ----------

                     $1,191,384
                     ==========


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

The Company earned revenue from an entity related by a common officer and shareholder, amounting $98,791 during the three month period ended March 31, 2003. The account receivable balance of $66,378 from this entity was written off as of March 31, 2003. The entire amount of write-off has been recorded as deemed dividend in the accompanying financial statements.

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

9.  DUE  TO  FACTOR

On February 27, 2003, NIC entered into a factoring and security agreement to sell, transfer and assign certain accounts receivable to Orange Commercial Credit (OCC). OCC may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. OCC will advance 80% of the face amount of each account. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. OCC charges 1% of gross face value of purchased receivable for finance charge and 1% for administrative fees with minimum charge of $750 on each settlement date. Due to factor amounted to $10,759 as of March 31, 2004, respectively.

The  balance of factored accounts receivable amounted to $0 as of March 31, 2004

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

12.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid interest of $2,084 and $0 during the three months ended March 31, 2004 and 2003, respectively. The Company paid income taxes of $0 during the three months ended March 31, 2004 and 2003, respectively.

13.  ACQUISITION  OF  DEL  MAR  SYSTEMS  INTERNATIONAL,  INC.

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area-based telecommunication solutions firm Del Mar Systems International, Inc. on March 1, 2004 for $1 million structured as a
(i) $500,000 12 month 5% Note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in 130,549 shares of the Company's restricted common stock. The pro forma information including the operations of DMSI is not available for the three months ended March 31, 2004, and for the year ended December 31, 2003, as they are in the process of being compiled.

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

THREE MONTHS PERIOD ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

RESULTS  OF  OPERATIONS

NET REVENUE
We generated consolidated net revenues of $510,522 for the three month period ended March 31, 2004, as compared to $442,606 for the three month period ended March 31, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force and the acquisition of Del Mar Systems which contributed only nominally to our revenue for the quarter.


COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $320,220 for the three month period ended March 31, 2004, as compared to $186,359 for the three month period ended March 31, 2003. Our Cost of Revenue increase is due to an increase in the expansion of locations from the prior quarter which were expensed in the period ending March 31, 2004.

GROSS PROFIT
-------------
We generated gross profit of $190,302 for the three month period ended March 31, 2004, as compared to $256,247 for the three month period ended March 31, 2003. The decrease in gross prfoit for this quarter when compared to the same quarter last year is due to an increase in our Cost Of Revenue and the acquisition of NIC.

GENERAL,  ADMINISTRATIVE  AND  SELLING  EXPENSES
------------------------------------------------
We incurred costs of $584,367 for the three month period ended March 31, 2004 as compared to $192,001 for the three month period ended March 31, 2003, respectively. General, Administrative and Selling Expenses in the current period increased is due to the increase in professional and consulting fees and headcount including branch sales managers, VP Marketing & Sales and direct sales force.

NET  INCOME (LOSS)  BEFORE  INCOME  TAXES
--------------------------------
We had a loss before taxes of ($546,122) for the three month period ended March 31, 2004 as compared to An income of $63,152 for the three month period ended March 31, 2003. The increase in loss is due to increase in our expenses including marketing expenses, travel and headcount including branch sales managers, VP Marketing & Sales and direct sales force.

NET  INCOME (LOSS)
---------
We had a net loss of ($546,122) for the three month period ended March 31, 2004 as compared to net income of $62,352 for the three month period ended March 31, 2003. The increase in net loss is due to the factors described above.

BASIC  AND  DILUTED INCOME (LOSS)  PER  SHARE
-------------------------------------
Our basic and diluted income (loss) per share for the three month period ended March 31, 2004 was ($0.04) as compared to $0.01 for the period ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2004, our Current Assets were $283,894 and Current Liabilities were $1,959,024. Cash and cash equivalents were $0. Our Stockholder's Deficit at March 31, 2004 was ($1,613,982).

We had a net usage of cash due to operating activities for the three month period ended March 31, 2004 of $324,910 compared to a positive cash flow of 54,218, for the three-month period ended March 31, 2003. We had net cash provided by financing activities of for the three month period ended March 31, 2004 and 2003 of $324,243 and 46,492, respectively. We had $426,989 from borrowings in the period ended March 31, 2004 as compared to 0 in the corresponding quarter.


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

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  July 26,  2004            By:    /s/  Michael  Cummings
                                         --------------------------------
                                         Michael  Cummings
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Michael  Novielli
                                        ---------------------------------
                                        Michael  Novielli
                                        Interim  Chief  Financial  Officer