Form 10KSB/A
period 2003-12-31
NETWORK INSTALLATION CORP
filed 2004-08-10
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   For the Fiscal Year Ended December 31, 2003
                        NETWORK INSTALLATION CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)


         Nevada                              7389                   88-0390360
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

                                  (949)753-7551
                                  -------------
                           (Issuer's telephone number)

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

OPERATING  EXPENSES
-------------------
Operating Expenses for the year ended December 31, 2003 were $2,306,774 compared to $340,267 for the year ended December 31, 2002 due to the issuance of shares of common stock recorded as $889,550 for consulting fees and $1,199,700 for the issuance of common stock for an investment recorded as interest expense.

OTHER  INCOME  (EXPENSE)
------------------------
Other Income (Expense) for the year ended December 31, 2003 were ($1,394,607) compared to ($4,375) for the year ended December 31, 2003. The increase on Other Expenses is primarily due increased interest expenses from the conversion of debentures, and shares of common stock issued in conjunction with convertible debentures which were recorded as Loss on Conversion and Interest Expense respectively.

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

9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB/A. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

NAME                              AGE          POSITION

Michael  Cummings                  39          Chief  Executive  Officer,
                                               Director

Michael  A.  Novielli              39          Chairman  of  the  Board of
                                               Directors and Interim Chief
                                               Financial Officer

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

MICHAEL A. NOVIELLI has served as our director since April, 2003 and our Interim Chief Financial Officer since x. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining
Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

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

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Novielli, the Chairman of the Board of Directors and Interim Chief Financial Officer qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(a)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2003. Four Form 3s were filed late. The purpose of the Form 3s was to disclose initial reports of ownership for Douglas Leighton, Michael Novielli, Michael Cummings and Theodore Smith. The Form 3s did not report any transactions. Except for these four late filings, we believe that all other Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with. CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to this Report on Form 10-KSB/A as Exhibit 14.1.

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

(3) Two of our directors, Michael Novielli, who is also our Interim Chief Financial Officer, and Douglas Leighton, are the principals of Dutchess
Advisors. Messrs. Novielli and Leighton are also the principals of Dutchess Capital Management LLC, which is the general partner to Dutchess Private Equities Fund. Our director, Theodore Smith, is the Executive Vice President of Dutchess Advisors, LLC. Dutchess Advisors owns 700,000 shares of our common stock. Dutchess Private Equities Fund owns 2,349,333 shares of our common stock. Messrs. Novielli and Leighton share voting and dispositive power over the shares of our common stock held by Dutchess Advisors and Dutchess Private Equities Fund.

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

4.1  Warrant  #101  issued  to  C.C.R.I.  Corp.  on September 29, 2003 (filed as
     Exhibit 4.1 to the Registrant's Form SB-2 filed on October 16, 2003 and incorporated herein by reference).

4.2  Warrant  #102  issued  to  C.C.R.I.  Corp.  on September 29, 2003 (filed as
     Exhibit 4.2 to the Registrant's Form SB-2 filed on October 16, 2003 and incorporated herein by reference).

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

14.1 Code of Ethics (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-KSB filed on April 9, 2004 and incorporated herein by reference).

21.1 List of Subsidiaries (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-KSB filed on April 9, 2004 and incorporated herein by reference).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stanton, State of California on August 10, 2004.

Network  Installation  Corporation



          /s/  Michael  Cummings
By:       Michael  Cummings
          Director  and  Chief  Executive  Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company


Signature
Name                                 Title                     Date
/s/  Michael  Cummings
Michael  Cummings                    Director  and  Chief      August  10,  2004
                                     Executive  Officer

/s/  Michael  A.  Novielli
Michael  A.  Novielli                Chairman of                August 10,  2004
                                     the  Board  of  Directors,
                                     Interim  Chief  Financial
                                     Officer, and  Controller


/s/  Douglas  Leighton
Douglas  Leighton                    Director                  August  10,  2004



/s/  Theodore  Smith
Theodore  Smith                      Director                  August  10,  2004