Form 10QSB
period 2004-06-30
NETWORK INSTALLATION CORP
filed 2004-08-23
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________
                         Commission file number 0-25499

                          NETWORK  INSTALLATION  CORPORATION
                          ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                          88-0390360
          --------------------            -----------------------
       (State or other jurisdiction of           (IRS Employer
       incorporation  or organization)        Identification No.)

    15235 Alton Parkway, Suite 200
           Irvine, CA                                       92618
---------------------------------------              ------------------
(Address of principal executive offices)                (Zip Code)

                                 (949) 753-7551
                            ------------------------
                           (Issuer's telephone number)

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

As of August 19, 2004, the Issuer had outstanding 11,580,745 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                    PAGE

UNAUDITED  CONSOLIDATED  BALANCE  SHEET                                3

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS                    4

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                   5

NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS   6

                   NETWORK  INSTALLATION  CORP
                  CONSOLIDATED CONDENSED BALANCE  SHEET
                            ASSETS
                                                            (Unaudited)
                                                           June 30,
                                                                  2004

CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .  $ 1,280,867
Accounts receivable, net of allowance for doubtful
accounts of $80,000 . . . . . . . . . . . . . . . . . . .      322,355
Work in progress. . . . . . . . . . . . . . . . . . . . .       35,987

Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      263,750
Other current assets. . . . . . . . . . . . . . . . . . .        7,054
                                                            ----------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .    1,910,013
                                                            ----------

NET PROPERTY & EQUIPMENT, NET   . . . . . . . . . . . . .        4,149
                                                            ----------

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    1,000,000
                                                            ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $ 2,914,162
                                                            ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit. . . . . . . . . . . .  . . . . . . . . . .      38,960
Accounts payable and accrued expenses . . . . . . . . . .    1,201,523
Deferred revenue. . . . . . . . . . . . . . . . . . . . .            0
Loans payable . . . . . . . . . . . . . . . . . . . . . .      361,097
Loans payable - related parties . . . . . . . . . . . . .      129,180
                                                             ----------


TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .    1,730,760
                                                            ----------

LONG TERM LIABILITIES
Convertible debt. . . . . . . . . . . . . . . . . . . . .       90,000
Convertible debt - related parties. . . . . . . . . . . .      944,333
                                                            ----------

TOTAL LONG TERM LIABILITIES.. . . . . . . . . . . . . . .    1,034,333
                                                           ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .    2,765,093
                                                            ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares at $.001 par
value, issued and outstanding 11,580,745 shares . . . . .     11,581
Additional paid-in capital. . . . . . . . . . . . . . . .    6,598,153
Shares to be issued . . . . . . . . . . . . . . . . . . .      116,249
Accumulated deficit . . . . . . . . . . . . . . . . . . .   (6,576,914)
                                                            ----------

TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .     149,069
                                                            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $ 2,914,162
                                                            ==========
See notes to financial statements


                            NETWORK INSTALLATION CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                     For the three months ended  For the six months ended
                                      June 30,      June 30,       June 30,       June 30
                                        2004         2003           2004           2003
                                     ----------    ---------     -----------    ---------

NET REVENUE. . . . . . . . . . . .  $729,405      $ 312,338      $ 1,239,927     $754,944

COST OF REVENUE. . . . . . . . . .   347,091        371,754          667,311      558,113
                                     ----------    ---------     -----------    ---------

GROSS PROFIT . . . . . . . . . .   . 382,314         59,416          572,616      196,831


OPERATING EXPENSES . . . . . . . .   898,459         299,172       1,482,826      491,173
                                     ----------    ---------     -----------    ---------

INCOME (LOSS) FROM OPERATIONS. . .   (516,145)      (358,588)       (910,210)    (294,342)


OTHER INCOME (EXPENSES)
Interest income. . . . . .             2,017               0           2,017            0
Interest expense . . . . . . . . .   (49,825)         (1,094)       (201,881)      (2,188)
                                     ----------    ---------     -----------    ---------

TOTAL OTHER INCOME
(EXPENSES) . . . . . . . . . . . .    (47,808)        (1,094)       (199,864)     (2,188)
                                     ----------    ---------     -----------    ---------

INCOME (LOSS) BEFORE INCOME TAX. .   (563,953)      (359,682)     (1,110,074)    (296,530)
                                     ----------    ---------     -----------    ---------

Provision of income taxes. . . . .          -              -               -         800
                                     ----------    ---------     -----------    ---------

NET INCOME (LOSS). . . . . . . . .  $ (563,953)     (359,682)     (1,110,074)    (297,330)
                                     ==========    =========     ===========    =========

BASIC AND DILUTED INCOME (LOSS)
PER SHARE. . . . . . . . . . . . .  $    (.05)       $ (0.08)     $    (.09)      $(0.11)
                                     ==========    =========     ===========    =========

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING.. . .   11,917,736     4,712,836     12,313,634    2,611,048
                                     ==========    =========     ===========    =========
See notes to financial statements


                     NETWORK  INSTALLATION  CORP.
            CONSOLIDATED CONDENSED STATEMENTS  OF  CASH  FLOWS
                          (UNAUDITED)
                                               Six  months ended
                                              June 30, 2004    June 30, 2003
                                              ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . .   $  (1,110,074)     $  (297,330)
Adjustment to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Issuance of stock for consulting
 services . . . . . . . . . . . . . . . . . .        195,000          121,950
Beneficial conversion feature of debenture .         147,625               -
Depreciation and amortization. . . . . . . .          57,332            5,365
(Increase) decrease in current assets
Accounts receivable. . . . . . . . . . . . .          30,764           61,143
Work in progress . . . . . . . . . . . . . .         164,013               -
Prepaid Expenses . . . . . . . . . . . . . .        (242,500)              -
Deposit and other current assets . . . . . .          (4,765)          3,775
Increase (Decrease) in current liabilities:
Accrued expenses and accounts payable. . . .        (262,764)        163,140
Deferred revenue . . . . . . . . . . . . . .        (280,924)              -
                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES. . . .                                (1,306,293)         58,043
                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVIES. . . . .                                         -           3,311
                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares . . . . . . .      2,235,000          2,150
Proceeds (payments to) from factor. . .  . .          (14,056)             -
Proceeds from borrowings . . . . . . . . . .          661,989              -
Payment on Note                                            -         (39,320)
Payment on Loans. . . . . . . . . . . . . .                -         (21,360)
Repayment of long term debt. . . . . . . . .         (296,440)              -
                                                -------------   -------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES. . . . . . . . . . . . .       2,586,493        (58,530)
                                                -------------   -------------

NET DECREASE IN CASH &
     CASH EQUIVALENTS. . . . . . .                  1,280,200          2,824

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            667          3,906
                                                -------------   -------------

CASH & CASH EQUIVALENTS AT END OF PERIOD. . . $     1,280,867      $   6,730
                                                =============   =============
See notes to financial statements


                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2003 and 2002 were filed on April 9, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp., formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation and Del Mar Systems International, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC and Flexxtech for the six months ended June 30, 2004, and the results of DMSI from the date of acquisition, March 1, 2004 through June 30, 2004. The historical results for the three months ended June 30, 2003 include NIC only.

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

Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the period in which the corresponding liability is incurred. Deferred revenue represents revenue that has been received or is receivable before it is earned, i.e., before the related services are performed. Deferred revenue amounted to $0 and $280,924 at June 30, 2004 and December 31, 2003, respectively.

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

Stock-based  Compensation
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the three months ended June 30, 2004.

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

Segment  Reporting
------------------

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements for the period ended June 30, 2004 and 2003, as substantially all of the Company's operations are conducted in one industry segment.


3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,576,914, is generating losses from operations, and has a negative cash flow from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                     June 30,
                           2004
                     ----------
Accounts payable. .  $  317,436
Payroll tax payable     158,907
Litigation accrual.     384,522
Accrued expenses. .     340,658
                     ----------

                     $1,201,523
                     ==========



5.  NOTES  PAYABLE

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installment of $42,804, maturing in April 2005. The balance outstanding at June 30, 2004 is $336,097.

The Company has an unsecured, non-interest bearing note for $25,000 due November 2005. The Company also has a $38,960 loan payable by June 30, 2005.

6.  RELATED  PARTY  TRANSACTIONS

Related  Party  Notes  Payable  -  Current
------------------------------------------

The Company has an unsecured, non-interest bearing notes for $129,180 due to an officer. Payments on this note are unscheduled. A payment of $5,000 has been made during the three months ended June 30, 2004.

The Company also issued convertible debentures to the majority shareholder (see note 9).

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

8.  COMMITMENTS  &  CONTINGENCIES

Litigation
----------

In the year ended December 31, 2002, a suit was brought against the Company and its former management in the Superior Court of the State of California, County of San Francisco, by an individual alleging that the Company made false written and oral representations to induce the plaintiff to invest in the Company and that such investment occurred despite the plaintiff's request that the funds be held in a brokerage account maintained by a related entity. A co-defendant, an individual in the case also filed a cross-complaint in the action alleging theories of recovery against the Company and several other defendants and alleging fraud, breach of contract, misrepresentation, conversion and securities fraud against the Company. On November 21, 2003, the Company reached a settlement with the plaintiffs for $160,000. The unpaid balance at June 30, 2004 was $65,000.

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

Equity
------

During the three months ended June 30, 2004, the Company issued $2,235,000 of common stock as follows pursuant to the Private Placement Memorandum:

Jared  Shaw  &  Candance  Shaw     16,667
Northbar  Capital                   8,333
Camille  Henry                      8,333
Luca  Minna                         8,333
Professional  Traders  Fund        66,667
David  Fisher                      16,667
Wexford/Charles  Mangione  IRA     16,667
William  Ballay                     8,333
Gryphon  Master  Fund  LP          83,333
Henry  Robertelli                   5,000
Generic  Trading                   16,667
Rock  II  LLC                      40,000
Spectra  Capital  MGMT             66,667
Otape  Investments  LLC            33,333
SRG  Investments  LLC              66,667
Mark  M.  Mathes  &                50,000
Robert  Gayner                     66,667
Cammad                             33,333
John  Wykoff                       66,667
David  Wykoff                      66,667

During the three months ended June 30, 2004, the Company issued 35,000 shares pursuant to an acquisition agreement effecting in April 2003.

During the three months ended June 30, 2004, our Chief Executive Officer, Michael Cummings, retired 2,002,000 share of our common stock.

Another 182,500 shares of common stock were retired during the three months ended June 20, 2004 by various investors in accordance with a restructuring agreement consummated by the Company in April 2003.

Convertible  Debentures  -  Related  Parties
--------------------------------------------

During the three months ended June 30, 2004, the Company issued $260,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, due in April 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended June 30, 2004 has been recorded in the amount of $12,500. The debentures issued during the three months ended June 30, 2004 were issued with a discount of $35,000 of which $15,833 was recorded as interest expense.

During the three months ended June 30, 2004, the Company repaid $45,000 of convertible debt and converted $75,000 plus interest into shares of common stock.

11.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three-month period ended June 30, 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid interest of $5,229 and $0 during the three months ended June 30, 2004 and 2003, respectively. The Company paid income taxes of $0 during the three months ended June 30, 2004 and 2003, respectively.

13.  ACQUISITION  OF  DEL  MAR  SYSTEMS  INTERNATIONAL,  INC.

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area-based telecommunication solutions firm Del Mar Systems International, Inc. on March 1, 2004 for $1 million structured as a
(i) $500,000 12 month 5% Note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in 130,549 shares of the Company's restricted common stock. The pro forma information including the operations of DMSI is not available for the three months ended June 30, 2005, and for the year ended December 31, 2003, as they are in the process of being compiled.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We are a project engineering company that focuses on the implementation requirements of specialty communication systems, Wireless Fidelity, or Wi-Fi, deployment and fixed Wireless Local Area Networks, or WLANs. We offer the ability to integrate superior solutions across a vast majority of communication requirements.

We have a two-pronged approached to our business model. One is the continued focus on our core competency of project management in wired networking infrastructure, design, installation and support of communications solutions. Second, is to leverage that expertise in our pursuit of the infrastructure to build-out of Wi-Fi and WLANs.

Through our wholly-owned subsidiary Del Mar Systems International, Inc., we also provide integrated telecom solutions including Voice over Internet Protocol
(VoIP)  applications.

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

GOING  CONCERN  OPINION

Our audited financial statements for the quarter ended June 30, 2004 reflect a net loss of $(563,953). These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Our plan to continue operations in relation to our going concern opinion is to utilize the funds in our completed the registration process with the SEC so we can access regarding the Equity Line of Credit provided by Dutchess Private Equities Fund. We believe proceeds from this offering should enable us to return to profitability.


THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 RESULTS OF OPERATIONS

NET  REVENUE

We generated consolidated net revenues of $729,405 for the three month period ended June 30, 2004, as compared to $312,338 for the three month period ended June 30, 2003. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force and the acquisition of Del Mar Systems, which contributed only nominally to our revenue for the quarter.

COST  OF  REVENUE

We incurred Cost of Revenue of $347,091 for the three month period ended June 30, 2004, as compared to $371,754 for the three month period ended June 30, 2003. Our Cost of Revenue decrease is due to stricter budgeting and decreasing of salaries in lieu of commission-based pay.

GROSS  PROFIT  (LOSS)

We generated gross profit of $382,314 for the three month period ended June 30, 2004, as compared to a gross loss of $59,416 for the three month period ended June 30, 2003. The increase in gross profit for this quarter when compared to the same quarter last year is due to an increase in our revenue and continued control over our expenses.

OPERATING  EXPENSES

We incurred costs of $898,459 for the three month period ended June 30, 2004 as compared to $299,172 for the three month period ended June 30, 2003, respectively. Operating Expenses in the current period increased due to the increase in professional and consulting fees and employee headcount including new locations and the branch sales managers required at the new locations, VP Marketing & Sales and direct sales force.

NET  INCOME  (LOSS)

We had a loss before taxes of ($563,953) for the three month period ended June 30, 2004 as compared to ($359,682) for the three month period ended June 30, 2003. The increase in loss is due to increase in our expenses including marketing expenses, travel and employee headcount including branch sales managers, VP Marketing & Sales and direct sales force.


BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

Our basic and diluted income (loss) per share for the three month period ended June 30, 2004 was ($0.05) as compared to ($0.08) for the three month period ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2004, our Current Assets were $1,910,013 and Current Liabilities were $1,730,760. Cash and cash equivalents were $1,280,867. Our Stockholder's Equity at June 30, 2004 was $149,069.

We had a net usage of cash due to operating activities for the six month period ended June 30, 2004 of ($1,306,293) compared to a positive cash flow of $58,043 for the six month period ended June 30, 2003. We had net cash provided by financing activities of for the three month period ended June 30, 2004 of $2,586,493 compared to a negative cash flow of ($58,530) for the six month period ended June 30, 2003. We had $661,989 from borrowings in the period ended June 30, 2004 as compared to $0 in the corresponding six months.

FINANCING  ACTIVITIES

As of July 22, 2004, we had issued convertible debentures of $918,500 to Dutchess Private Equities Fund and Dutchess Private Equities Fund, II, collectively. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The various convertible debentures shall pay a coupon ranging from 6% to 8% cumulative interest. We make interest payments beginning on April 25, 2004, in an aggregate amount equal to $3,500, in cash, to the holder for the debentures on March 31, 2004, April 8, 2004 and April 13, 2004. Each subsequent payment thereafter shall be tendered every thirty days from said date in the same amount, in cash, to the holder. We may make prepayments at any time. The debentures are payable five years from their respective date. The convertible debentures are convertible into shares of our common stock.

On May 31, 2004, we closed a private placement offering of 745,001 shares of our common stock priced at $3.00 per share, totaling $2,335,000 and a warrant to purchase a common share of common stock for $5.00 per share.

CAPITAL  COMMITMENTS

We have an unsecured note of $47,500, guaranteed by an officer and shareholder of ours, bearing an interest rate of prime plus 3.25%. The note is payable through a revolving line of credit, which commenced on November 6, 2001, the date of the note, and expires three years following the note date. We must pay a total of 36 payments of interest only on the disbursed balance beginning one month from the note date and every month thereafter. The term period will commence upon the termination of the revolving line of credit period. During the term period, we must pay principal and interest payments in equal installment sufficient to fully amortize the principal balance outstanding, beginning one month from the commencement of the term period. All remaining principal and accrued interest is due and payable seven years from the date of the note.

As a result of our acquisition of NIC , NIC was in default on this note, since the note prohibited a change of ownership over 25% of NIC's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to NIC. We are in the process of making payment arrangement with the financing institution. The amount outstanding at June 30, 2004, amounted to $38,960.

We  have an unsecured, non-interest bearing notes for $65,000 due November 2005.

On March 1, 2004, we entered into a Promissory Note Agreement for $500,000 with Stephen Pearson, for the acquisition of Del Mar Systems, Inc. The note bears 5% interest per annum and we make payments of $41,667 per month toward the balance, maturing in April 2005. The balance outstanding June 30, 2004 was $336,097.

As of July 22, 2004, a portion of the convertible debentures issued to Dutchess Fund and Dutchess Private Equities Fund, II, collectively require us to make interest payments. We make interest payments beginning on April 25, 2004, in an amount equal to an aggregate of $3,500, in cash, to the holder for the debentures on March 31, 2004, April 8, 2004 and April 13, 2004. Each subsequent payment thereafter shall be tendered every thirty days from said date in the same amount, in cash, to the holder. We may make prepayments at any time. The debentures are payable five years from their respective dates

On February 23, 2004, we issued a note in the amount of $46,489. The note bears no interest rate and was paid on July 30, 2004.

We  have  an unsecured, non-interest bearing note for $25,000 due November 2005.

We settled litigation with Arman Moheban that requires us to pay $22,400 in four equal monthly installments of $5,600 beginning July 1, 2004. As of July 20, we have made two payments totaling $11,200.

We have unsecured, non-interest bearing notes with Michael Cummings for $129,180. Payments on this note are unscheduled. A payment of $5,000 has been made during the three months ended June 30, 2004.

We currently sublease 2,500 sq ft. of office space located in a technology park at 18 Technology Dr., Suite 140A, Irvine, CA. Our monthly rent is approximately $2,300 per month, and our lease runs month to month.

On June 29, 2004, we entered into a lease agreement with Alton Plaza Property Inc. for an office located at 15235 Alton Parkway, Suite 200, Irvine, CA. Our rent is approximately $12,430.33 and our lease runs for 51 months.

On June 1, 2004, we entered into a lease agreement for an office located at 7702
E. Doubletree Ranch Road Suite 500, Scottsdale, AZ, for approximately 1 year at a fee of $750 per month.

On May 20, 2004, we entered into a lease agreement for an office located at 2377 Gold Meadow Way, Gold River, CA, for approximately 3 months at a fee of $596 per month.

On January 6, 2004, we entered into a lease agreement for an office located at 3960 Howard Hughes Parkway 5th Floor, Las Vegas, NV, for approximately 2 months at a fee of $668 per month.

On March 1, 2004, we entered into a lease agreement for an office located at 11601 Wilshire Blvd., Suite 500, Los Angeles, CA, for approximately 6 months at a fee of $790 per month.

On June 1, 2004, we entered into a lease agreement for an office located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, WA, for approximately 6 months at a fee of $260 per month.

We executed an employment agreement with Mr. Cummings on May 23, 2004, wherein we owe Mr. Cummings a gross salary of $16,000 per month and 5% of our adjusted net profits for a one-year period ending on May 23, 2005.

We executed an employment agreement with Mr. Robert W. Barnett on January 19, 2004, wherein we owe Mr. Barnett an annual salary of $108,000 with commissions/bonuses to be determined upon arrival of up to approximately $142,000, and a car allowance of $600 per month. At 1 year of employment, Mr. Barnett shall earn and accrue severance payments based on year-to-year sales performance relating to the agreed annual Company revenue plan. These payments shall accrue at the rate of 1 month per year of employment, up to a maximum of 6 months severance, and shall only be effective in the event that we terminate his employment if for any reason other than the reasons relating to the "Termination for Cause" section in the Agreement.


SUBSIDIARIES

As of June 30, 2004, we had two wholly-owned subsidiaries, Network Installation Corp. and Del Mar Systems International, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On April 25, 2003, the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us and our former management in favor of Insulectro Corp., a vendor of our former subsidiary, North Texas Circuit Board. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002, we sold North Texas Circuit Board to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumes all liabilities of North Texas Circuit Board. In December 2003, we filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in our favor and the judgment was vacated. Although we are the guarantor on the loan, North Texas Circuit Board is the principal debtor and (i) we will bring action against North Texas Circuit Board to seek relief or (ii) because partial payment was made by North Texas Circuit Board, it could affect the legal status of the guarantee, which we believe may absolve us of liability. In February 2004, the plaintiff re-filed the complaint. Although we will continue to oppose the action, we have entered into settlement discussions with the plaintiff; however, no definitive terms have been agreed to.

On April 29, 2003, Arman Moheban brought a suit against us and our former management in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement dated November 20, 2002. The suit alleges that we are delinquent in our repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. We reached a settlement with the plaintiff for $22,400 to be paid in four equal monthly installments of $5,600 beginning July 1, 2004. As of August 20, 2004, we have made two payments totaling $11,200.

ITEM  2.  CHANGES  IN  SECURITIES

 (c)  Recent  Sales  of  Unregistered  Securities

On March 31, 2004, we contracted the issuance for convertible debentures of $155,000 to Dutchess Private Equities Fund II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. We make interest payments beginning on April 25, 2004, in an amount equal to $2000.00, in cash, to the Holder. Each subsequent payment thereafter shall be tendered every thirty (30) days from said date in the same amount, in cash, to the Holder. We may make prepayments at any time. The debentures are payable on March 31, 2009. The convertible debentures are convertible into shares of our common stock. The debentures were funded on April 1, 2004.

On April 8, 2004, we issued convertible debentures of $50,000 issued to Dutchess Private Equities Fund, II. The holder of the debentures is entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. We make interest payments beginning on May 8, 2004, in an amount equal to $500.00, in cash, to the Holder. Each subsequent payment thereafter shall be tendered every thirty (30) days from said date in the same amount, in cash, to the Holder. We may make prepayments at any time. The debentures are payable on April 8, 2009. The convertible debentures are convertible into shares of our common stock.

On April 13, 2004, we issued convertible debentures of $50,000 issued to Dutchess Private Equities Fund, II. The holder of the debentures is entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable on April 14, 2009. We make interest payments beginning on May 14, 2004, in an amount equal to $1000.00, in cash, to the Holder. Each subsequent payment thereafter shall be tendered every thirty (30) days from said date in the same amount, in cash, to the Holder. We may make prepayments at any time. The debentures are payable on April 13, 2009. The convertible debentures are convertible into shares of our common stock.

On April 16, 2004, we issued 5,382,000 shares of our restricted common stock to Michael Cummings in exchange for the retirement of 7,382,000 shares of restricted common stock issued to Michael Cummings. The net result was the retirement of 2,000,00 shares of our common stock retired to treasury.

On April 16, 2004, we issued warrants to acquire 300,000 shares of our restricted common stock to Robert Barnett pursuant to his employment. The warrants carry a two-year vesting period before they can be exercised, at the following strike prices: 100,000 shares at $5.00 per share, 100,000 shares at $7.50 per share, and 100,000 shares at $10.00 per share.

On April 16, 2004, we issued 10,000 shares of our restricted common stock to Robert Gayner pursuant to a Settlement and Release Agreement between us and Temple Securities, dated September 6, 2002.

On April 16, 2004, we issued 5,000 shares of our restricted common stock to Temple Securities pursuant to a Settlement and Release Agreement between us and Temple Securities, dated September 6, 2002.

On April 28, 2004, we converted $75,000 plus interest of convertible debt into 24,387 shares of restricted common stock pursuant to a convertible debenture agreement .

With  respect to the sales of our common stock described above, we relied on the
Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION

On April 23, 2004, Michael Cummings, our Chief Executive Officer, retired 2,000,000 of our common shares to the Company's Treasury.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Number  Description
3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10KSB filed on March 5, 1999 and incorporated herein by reference).

3.2 By-laws (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-SB filed on March 5, 1999 and incorporated herein by reference).

3.3  Certificate  of  Amendment  to  the  Certificate of Incorporation (filed as
     Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed on November 13, 2003 and incorporated herein by reference).

3.4 Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on November 29, 2000 and incorporated herein by reference).

3.5  Certificate  of  Amendment  to  the  Certificate of Incorporation (filed as
     Exhibit 3.3 to the Registrant's Annual Report on Form 10KSB filed on April 15, 2003 and incorporated herein by reference).

3.6 Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 29, 2000 and incorporated herein by reference).

3.7  Amendment  to Bylaws of the Registrant, dated May 6, 1999 (filed as Exhibit
     3.2.2 to the Registrant's Form 10-SB filed on May 14, 1999 and incorporated herein by reference).

4.1  Warrant  101  issued  to C.C.R.I. Corp., dated September 29, 2003 (filed as
     Exhibit 4.1 to the Registrant's Form SB-2 filed on October 16, 2003 and incorporated herein by reference).

4.2  Warrant  102  issued  to C.C.R.I. Corp., dated September 29, 2003 (filed as
     Exhibit 4.2 to the Registrant's Form SB-2 filed on October 16, 2003 and incorporated herein by reference).

4.3 Convertible Debenture Exchange Agreement between the Registrant and Dutchess Private Equities Fund LP, dated February 27, 2004 (filed as
     Exhibit 4.1 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.4 Form of Debenture between the Registrant and Dutchess Private Equities Fund LP, dated March 1, 2004 (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.5 Form of Debenture between the Registrant and Dutchess Private Equities Fund, II, L.P., dated March 31, 2004 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.6  Form  of  Warrant  dated  May  18,  2004  (filed  as  Exhibit  4.6  to  the
     Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

4.7  Form  of  Warrant  dated  May  26,  2004  (filed  as  Exhibit  4.7  to  the
     Registrant's SB-2 filed on July 27, 2004 and incorporated herein by Reference).

4.8 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated March 31, 2004.

4.9 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 8, 2004.

4.10 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 13, 2004.

10.1 Corporate Consulting Agreement between the Registrant and Dutchess Advisors, LLC, dated April 1, 2003 (filed as Exhibit 10.3 to the
     Registrant's Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference).

10.2 Reseller Agreement between the Registrant and Vivato, Inc., dated August 14, 2003 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB dated November 13, 2003 and incorporated herein by reference).

10.3 Motorola Reseller Agreement between the Registrant and Motorola, Inc., dated August 18, 2003 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB dated November 13, 2003 and incorporated herein by reference).

10.4 Short Term Rental Agreement between the Registrant and Vidcon Solutions Group, Inc., dated February 5, 2003 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB dated November 13, 2003 and incorporated herein by reference).

10.5 Stock Purchase Agreement between the Registrant and Michael Cummings, dated May 16, 2003 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2003 and incorporated herein by reference).

10.6 Premier Reseller Agreement between the Registrant and Aruba Wireless Networks, Inc., dated January 29, 2004 (filed as Exhibit 10.10 to the Registrant's Form SB-2 filed on February 9, 2004 and incorporated herein by reference).

10.7 Consulting Agreement between the Registrant and Marketbyte, LLC, dated July 24, 2003 (filed as Exhibit 10.8 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.8 Investor Relations Service Agreement between the Registrant and Eclips Ventures International, dated February 2, 2004 (filed as Exhibit 10.9 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.9 Mpartner Independent Agent Agreement between the Registrant and Mpower Communications Corp., dated March 23, 2004 (filed as Exhibit 10.10 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.10 Sales Agent Agreement between the Registrant and PAETEC Communications, dated March 23, 2004 (filed as Exhibit 10.11 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.11 Qwest Services Corporation Master Representative Agreement between the Registrant and Qwest Services Corp., dated March 23, 2004 (filed as Exhibit
     10.12 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.12 XO Communications, Inc. Agent Agreement between the Registrant and XO Communications, Inc., dated March 8, 2004 (filed as Exhibit 10.13 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.13 Lease Agreement-Las Vegas location between the Registrant and HQ Global Workplaces, dated January 2, 2004 (filed as Exhibit 10.8 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.14 Lease Agreement-Los Angeles location between the Registrant and HQ Global Workplaces, dated March 1, 2004 (filed as Exhibit 10.15 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.15 Lease Agreement-Gold River location between the Registrant and HQ Global Workplaces, dated May 20, 2004 (filed as Exhibit 10.16 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.16 Lease Agreement-Scottsdale location between the Registrant and HQ Global Workplaces, dated June 1, 2004 (filed as Exhibit 10.17 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.17 Lease Agreement-Seattle location between the Registrant and HQ Global Workplaces, dated June 1, 2004 (filed as Exhibit 10.18 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.18 Promissory Note Agreement between the Registrant and Stephen Pearson, for the acquisition of Del Mar Systems, Inc., dated March 1, 2004 (filed as
     Exhibit 10.19 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.19 Promissory Note between the Registrant and Dutchess Private Equities Fund, dated December 17, 2003 (filed as Exhibit 10.20 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.20 Promissory Note between the Registrant and Dutchess Private Equities Fund, dated January 9, 2004 (filed as Exhibit 10.21 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.21 Promissory Note between the Registrant and Dutchess Private Equities Fund, dated February 2, 2004 (filed as Exhibit 10.22 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.22 Promissory Note between the Registrant and Dutchess Private Equities Fund, dated February 5, 2004 (filed as Exhibit 10.23 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.23 Employment Agreement between the Registrant and Michael Cummings, dated May 16, 2004 (filed as Exhibit 10.24 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.24 Employment Agreement between the Registrant and Robert W. Barnett, dated January 19, 2004 (filed as Exhibit 10.25 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.25 Promissory Note between the Registrant and Michael Cummings, dated December 30, 2003 (filed as Exhibit 10.26 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.26 Promissory Note between the Registrant and Michael Cummings, dated March 15, 2004 (filed as Exhibit 10.27 to the Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

10.27 Territory License Agreement between the Registrant and 5G Wireless Communications, Inc., dated February 2004.

10.28 Lease Agreement between the Registrant and Alton Plaza Property, Inc., dated June 29, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  Filed  on  Form  8-K

On April 2, 2004, we filed an 8-K pursuant to the issuance of a press release to report our financial results for the quarter ended December 31, 2003.

On May 4, 2004, we filed an 8-K pursuant to a change in our certifying accountant from Kabani & Company to Rose, Synder & Jacobs.

On May 4, 2004, we filed an 8-K pursuant to the acquisition of Del Mar Systems International.

On May 14, 2004, we filed an 8-K pursuant to the issuance of a press release with the Chairman of the Board's Letter to Shareholders regarding our current condition.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK  INSTALLATION  CORPORATION
(Registrant)


                                                       August  23,  2004
By:    /s/  Michael  Cummings
--------------------------------
Michael  Cummings
Chief  Executive  Officer

                                                        August  23,  2004

By:    /s/  Michael  Novielli
---------------------------------
Michael  Novielli
Interim  Chief  Financial
Officer  and  Controller