Form 10QSB
period 2004-09-30
NETWORK INSTALLATION CORP
filed 2004-11-22
CIK 1069778

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004
                        Commission file number 000-25499

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

As of November 1, 2004, the Issuer had outstanding 23,161,490 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

                       NETWORK  INSTALLATION  CORP.
                   (Formerly,  Flexxtech  Corporation)
                      CONSOLIDATED  BALANCE  SHEET

                                                                 Unaudited
                                                                 Three Months
                                                                   Ended
                                                                  Sept 30,
                                                                    2004
                                                                  ----------

ASSETS
Current Assets:
               Cash and cash equivalents . . . . . . . . . . . .  $  239,240
               Accounts receivable, net of allowance for
                  doubtful accounts of $95,486 . . . . . . . . . .   788,065
               Prepaid Consulting Services. . . . . . . . . . . . .  685,750
                                                                  ----------
                                                                   1,713,055


Property and Equipment, net. . . . . . . . . . . . . . . . . . .       6,844
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .       42,302
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,000,000
                                                                   ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,762,201
                                                                   =========

  LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
               Accounts payable and accrued expenses . . . . . .  $1,524,009
               Loans payable . . . . . . . . . . . . . . . . . .     240,085
               Loans payable related parties . . . . . . . . . .     139,180
                                                                   ---------
       Total Current Liabilities . . . . . . . . . . . . . . . .   1,903,274


Long-term Liabilities:
               Convertible debt. . . . . . . . . . . . . . . . .   1,072,073

STOCKHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares at $.001 par
              value, issued and outstanding 23,161,490 shares. .      23,362
         Additional paid in capital. . . . . . . . . . . . . . .   6,771,263
         Shares to be issued . . . . . . . . . . . . . . . . . .     116,249
         Accumulated deficit . . . . . . . . . . . . . . . . . .  (7,124,020)
                                                                   ---------
             Total Stockholders' Deficit . . . . . . . . . . . .     213,146
                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $2,762,201
                                                                   =========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED
FINANCIAL  STATEMENTS


                                               NETWORK  INSTALLATION  CORP.
                                             CONSOLIDATED  STATEMENTS  OF
                                                     OPERATIONS
                                                     (Unaudited)

                                                             Three Month Periods             Nine Month Period
                                                             Ended September 30,            Ended September 30,
                                                             2004              2003           2004          2003
                                                      ----------------  ----------------  ------------  ------------
Net revenue. . . . . . . . . . . . . . . . . . . . .   $      760,835   $       444,736   $ 2,000,762    $ 1,199,680

Cost of revenue. . . . . . . . . . . . . . . . . . .          374,335           358,131     1,041,646        916,244
                                                      ----------------  ----------------  ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . .          386,500            86,605       959,116        283,409

Operating Expenses . . . . . . . . . . . . . . . . .          816,042         1,332,236     2,298,866      1,823,409
                                                      ----------------  ----------------  ------------  ------------
Loss from operations . . . . . . . . . . . . . . . .         (429,542)       (1,245,631)   (1,339,750)    (1,539,973)

Other income (expense)
    Interest income. . . . . . . . . . . . . . . . .            1,860                 -         3,210          1,320
    Loss on conversion of debenture. . . . . . . . .                -           (59,740)            -        (59,740)
    Interest expense . . . . . . . . . . . . . . . .         (119,425)       (1,214,533)     (320,640)    (1,216,981)
                                                      ----------------  ----------------  ------------  ------------
           Total other income (expense). . . . . . .         (117,565)       (1,274,533)     (317,430)    (1,276,721)
                                                      ----------------  ----------------  ------------  ------------

Loss from continuing operations before
  income taxes . . . . . . . . . . . . . . . . . . .         (547,107)       (2,520,164)  (1,657,180)     (2,816,964)

Provision of Income tax. . . . . . . . . . . . . . .                -                -              -            800
                                                      ----------------  ----------------  ------------  ------------
Loss from continuing operations. . . . . . . . . . .                         (2,520,164)                  (2,817,494)


Net loss . . . . . . . . . . . . . . . . . . . . . .         (547,107)  $    (2,520,164)   (1,657,180)   $(2,817,494)
                                                      ================  ================  ============  ============
Basic and diluted net loss per share:*

Basic and diluted loss per share from continuing
operations . . . . . . . . . . . . . . . . . . . . .             (.02)  $         (0.12)          (.15)  $     (0.27)
                                                      ----------------  ----------------  ------------  ------------

Basic and diluted loss per share from discontinued
 operations. . . . . . . . . . . . . . . . . . . . .                -   $          0.00              -   $      0.00
                                                      ----------------  ----------------  ------------  ------------

Basic and diluted loss per share . . . . . . . . . .              (.02) $         (0.12)         (.15)  $     (0.27)
                                                      ================  ================  ============  ============

Basic and diluted weighted average shares
outstanding. . . . . . . . . . . . . . . . . . . . .        23,168,012       22,255,024     23,610,540    18,641,574
                                                      ================  ================  ============  ============

  Weighted  average  number  of  shares  used  to  compute  basic  and  diluted  loss  per  share  is  the  same  since since  the  effect  of  dilutive  securities  is  anti-dilutive.

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS




                                          NETWORK INSTALLATION CORP.
                                       (FORMERLY, FLEXXTECH CORPORATION)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (UNAUDITED)
                                                  (RESTATED)

                                                                                         2004               2,003
                                                                                        -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,657,180)      (2,817,494)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .    107,883            2,523
      Issuance of stocks for consulting services, compensation & interest . . . . . . .    195,000        2,089,250
      Options granted for compensation. . . . . . . . . . . . . . . . . . . . . . . . .          -            6,987
      Loss on settlement of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           59,740
      Beneficial conversion feature of debentures. . . . . . . . . . . . . . . . . . . .   207,625                -
      (Increase) / decrease in current assets
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (434,946)        (337,763)
            Work In Progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    200,000                -
            Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (644,500)           3,775
             Deposits & other assets. . . . . . . . . . . . . . . . . . . . . . . . . .    (40,013)            (969)
      Increase /(decrease) in current liabilities
            Accrued expenses & accounts payable . . . . . . . . . . . . . . . . . . . .     59,722          537,229
            Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (280,924)               -
                                                                                        ----------        -----------
           NET CASH PROVIDED BY (USED IN) OPERATING
                  ACTIVITIES FROM CONTINUED OPERATIONS. . . . . . . . . . . . . . . . . (2,287,333)        (460,497)
                                                                                         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Cash received in acquisition of subsidiary . . . . . . . . . . . . . . . . .      3,233              667
                                                                                         -----------      -----------
           NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .      3,233              667

CASH FLOWS FROM FINANCING ACTIVITIES
          Payments to factor. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,056                -
          Proceeds from issuance of shares . . . . . . . . . . . . . . . . . . . . . .   2,235,000                -
          Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    871,989          336,150
          Payments of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (563,794)         (98,901)
                                                                                        -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .  2,529,139          443,178
                                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .     238,573          (16,652)

CASH AND CASH EQUIVALENTS -BEGINNING. . . . . . . . . . . . . . . . . . . . . . . . . .        667           17,319
                                                                                         ----------       ----------

CASH AND CASH EQUIVALENTS -ENDING . . . . . . . . . . . . . . . . . . . . . . . . . . .    239,240              667
                                                                                        ===========       ===========
The accompanying notes are an integral part of these consolidated financial statements

                     NETWORK INSTALLATION CORP. & SUBSIDIARY
                        (Formerly, Flexxtech Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

Network Installation Corp (NIC) was incorporated on July 18, 1997, under the laws of the State of California. NIC is a full service computer cabling, networking and telecommunications integrator contractor, providing networks from stem to stern in house. NIC participates in the worldwide network infrastructure market to end users, structured cabling market and the telephony services. NIC, Flexxtech and Del Mar Systems International, Inc. (DMSI) are together referred to as "the Company".

Pursuant to a purchase agreement on May 23, 2003, Flexxtech Corporation ("Flexxtech") acquired 100% of the issued and outstanding common stock of NIC. The purchase price consisted of $50,000 cash, 7,382,000 shares of Flexxtech's common stock and five year option to purchase an additional 618,000 shares of Flexxtech stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31. The option was exercisable at a price equal to the closing bid price of the stock on August 31, 2003. NIC has forfeited the right to that option.

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2003 and 2002 were filed on April 9, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp., formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation and Del Mar Systems International, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of Network Installation Corp. and Flexxtech for the nine months ended September 30, 2004, and the results of DMSI from the date of acquisition, March 1, 2004 through September 30, 2004. The historical results for the three months ended September 30, 2003 include Network Installation Corp and NIC.

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

Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the period in which the corresponding liability is incurred. Deferred revenue represents revenue that has been received or is receivable before it is earned, i.e., before the related services are performed. Deferred revenue amounted to $0 and $280,924 at September 30, 2004 and December 31, 2003, respectively.

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

STOCK-BASED  COMPENSATION
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the three months ended September 30, 2004.

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

SEGMENT  REPORTING
------------------

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements for the period ended September 30, 2004 and 2003, as substantially all of the Company's operations are conducted in one industry segment.

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $7,124,020, is generating losses from operations, and has a negative cash flow from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                  September 30,
                           2004
                     ----------
Accounts payable. .  $  558,974
Payroll tax payable     290,801
Litigation accrual.     384,522
Accrued expenses. .     289,712
                     ----------

                     $1,524,009
                     ==========


5.  NOTES  PAYABLE

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installment of $42,804, maturing in April 2005. The balance outstanding at September 30, 2004 is $211,369.

The Company has an unsecured, non-interest bearing note for $12,532 due November 2005. The Company also has a $16,184 non-interest bearing loan payable by September 30, 2005.

6.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE  -  CURRENT
------------------------------------------


During the three months ended September 30, 2004, the Company had unsecured, non-interest bearing notes for $139,180 due to an officer. Payments on the notes are unscheduled.


CONVERTIBLE  DEBENTURES  -  RELATED  PARTIES
--------------------------------------------

During the three months ended September 30, 2004, the Company issued $240,000 in debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, due in April 2009. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2004 was recorded in the amount of $12,500. The debentures issued during the three months ended September 30, 2004 had a discount of $40,000 of which $108 was recorded as interest expense. During the three months ended September 30, 2004, $999 was recorded as an interest expense. In connection with the issuance of these debentures, the Company issued a warrant to purchase 200,000 additional shares of common stock at $1.75 per share. The value of the warrants, $56,141, was recorded as an increase to additional paid in capital and additional debt discount of which $156 was amortized during the three months ended September 30, 2004

During the three months ended September 30, 2004, the Company repaid $107,382 of convertible debt and paid a Redemption Premium of $37,370 for repayment of the convertible debt.

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

8.  COMMITMENTS  &  CONTINGENCIES

LITIGATION
----------

On April 25, 2003, the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of Insulectro Corp., a vendor of the Company's former subsidiary, North Texas Circuit Board. Management believes that the Company was never issued proper service of process for the complaint. In addition, on August 20, 2002, the Company sold North Texas Circuit Board to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of North Texas Circuit Board. In December 2003, the Company filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in the Company's favor and the judgment was vacated. Although the Company was the guarantor on the loan, North Texas Circuit Board is the principal debtor and (i) the Company will bring action against North Texas Circuit Board to seek relief or (ii) because partial payment was made by North Texas Circuit Board, it could affect the legal status of the guarantee, which management believes may absolve the Company of liability. In February 2004, the plaintiff re-filed the complaint. Management plans to vigorously defend this action.

On April 29, 2003, Arman Moheban brought a suit against the Company and its former management in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note. We reached a settlement with the plaintiff for $22,400 to be paid in four equal monthly installments of $5,600 beginning July 1, 2004. The plaintiff has received all installments and on October 15, 2004 the Court entered a dismissal of the case.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe the implication of these litigations will, including those discussed above, have a material impact on the Company's financial statements.

9.  STOCKHOLDERS'  EQUITY

STOCK  SPLIT
------------

On September 20, 2004, the Company announced a 2 for 1 forward stock split of its common stock. The Company's authorized shares remain the same. The financial statements have been retroactively restated for the effects of the stock splits.

EQUITY
------

During the three months ended March 31, 2004, the Company made the following issuance of common stock.

The Company issued 130,549 shares of common stock valued at $500,000 for the acquisition of its subsidiary, Del Mar Systems International, Inc.

The Company issued 8,000 shares of common stock to a shareholder for conversion of a Promissory Note amounting to $40,000.

The Company issued 138,106 shares of common stock for conversion of debentures and related accrued interest in the amount of $529,822.

The Company issued 11,462 share of common stock for assumption of liabilities in the amount of $32,552 by a related party, a major shareholder of the Company.

The Company issued 50,000 shares of common stock to a consultant for services rendered valued at $195,000.

The  Company  issued  6,410 shares of common stock for consideration of $24,358.

During the three months ended June 30, 2004, the Company issued $2,235,000 of common stock as follows pursuant to a Private Placement Memorandum:



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
Mark  M.  Mathes                   50,000
Robert  Gayner                     66,667
Cammad                             33,333
John  Wykoff                       66,667
David  Wykoff                      66,667


During the three months ended June 30, 2004, the Company issued 35,000 shares pursuant to a restructuring agreement effective in April 2003.

During the three months ended June 30, 2004, our Chief Executive Officer, Michael Cummings, retired 2,002,000 share of our common stock.

Another 182,500 shares of common stock were retired during the three months ended June 20, 2004 by various investors in accordance with a restructuring agreement consummated by the Company in April 2003.

During the three months ended September 30, 2004, the Company issued 200,000 shares pursuant to a consulting agreement with Pacific Shore Investments, LLC effective in August 2004. The value of the shares was $68,750.

10.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three-month period ended September 30, 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The weighted average was retroactively restated to consider the stock split

11.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid interest of $20,800 and $0 during the three months ended September 30, 2004 and 2003, respectively. The Company paid income taxes of $0 during the three months ended September 30, 2004 and 2003.

12.  ACQUISITION  OF  DEL  MAR  SYSTEMS  INTERNATIONAL,  INC.

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area-based telecommunication solutions firm Del Mar Systems International, Inc. on March 1, 2004 for $1 million structured as a
(i) $500,000 12 month 5% Note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in 130,549 shares of the Company's restricted common stock. The pro forma information including the operations of DMSI is not available for the three months ended September 30, 2004, and for the year ended December 31, 2003, as they are in the process of being compiled.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2004 to the same periods in 2003. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2003 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We provide communications solutions including design, installation and deployment of data, voice and video networks as well as wireless networks and Wi-Fi. Through our wholly-owned subsidiary Del Mar Systems International, Inc., we also provide integrated telecommunications solutions including Voice over Internet Protocol (VoIP) applications. Our customers include Fortune 1000 companies, government agencies, municipalities, educational facilities for grades K through 12, universities and multiple property owners.

CRITICAL  ACCOUNTING  POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from those estimates.

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

GOING  CONCERN  OPINION

Our audited financial statements for the quarter ended September 30, 2004 reflect a net loss of $(547,107). These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We are raising capital through convertible debentures. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


NET  REVENUES
-------------

We had net revenues of $760,835 and $2,000,762 for the three and nine months ended September 30, 2004, respectively, as compared to $444,736 and $1,119,680 for the three and nine months ended September 30, 2003, respectively. The increase in net revenues for the three and nine month periods ended 2004 as compared to the same periods ended 2003, was primarily due to the increase in sales orders from our marketing efforts due the opening of new sales offices.

COST  OF  REVENUE
-----------------

We incurred Cost of Revenue of $374,335 and 1,041,646 for the three and nine month period ended September 30, 2004, respectively as compared to $368,131 and $916,244 for the three and nine month period ended September 30, 2003. The increase in Cost of Revenue for the three and nine month periods ended 2004 as compared to the same periods ended 2003, is due the increase in the number of project orders and the accompanying supplies and labor expense for those projects.

OPERATING  EXPENSES
-------------------

We incurred costs of $816,042 and $2,298,866 for the three and nine month periods ended September 30, 2004 as compared to $1,332,236 and $1,539,973 for the three month and nine month periods ended September 30, 2003, respectively. The decrease in Operating Expenses for the three month period ended September 30, 2004 as compared to the same period ended 2003 was due to a decrease in the issuance of our common stock as an incentive for investments into the Company amount to $1,199,700. The selling, general and administrative expenses increased for the three months ended September 30, 2004 as compared to the same period ended September 30, 2004,, but the increase in selling, general and administrative costs was offset by the decrease in stock issuances. The increase in Operating Expenses for the nine months ended September 30, 2004 as compared to the same period ended 2003, was due to an increase in our marketing expenses due to the opening of additional sales offices.

LOSS FROM OPERATIONS
----------------------

We had a loss from operations of ($429,542) and ($1,339,750) for the three and nine month period ended September 30, 2004, as compared to a loss of ($1,245,631) and ($1,539,973) for the three and nine month periods ended September 30, 2003. The decrease in net loss from operations for the three and nine month periods ended 2004 as compared to the same periods ended 2003, is due to a reduction in common stock issuances for consulting services and an increase in profit margins for projects completed.

NET LOSS
---------

We had a net loss of ($547,107) and ($1,657,180) for the three and nine month periods ended September 30, 2004 as compared to a net loss of ($2,520,164) and ($2,817,494) for the three and nine month periods ended September 30, 2003.

BASIC AND DILUTED LOSS PER SHARE
-------------------------------------

Our basic and diluted loss per share for the quarter ended September 30, 2004 was $(0.02) as compared to $(0.12) for the quarter ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

We must continue to raise capital to fulfill our business plan of acquiring companies and developing those companies internally. If we are unable to raise additional capital, we may not be able to make further acquisitions and our operations may be curtailed. As of September 30, 2004, we had Total Assets of $2,762,201 and Current Liabilities of $1,903,274 . Cash and cash equivalents were $239,240 at September 30, 2004 compared to $667 at September 30, 2003. Our Stockholder's Deficit at September 30, 2004 was $(213,146).

We had a net usage of cash due to operating activities for the nine months ended September 30, 2004 and 2003 of $2,287,333 and $(460,497) respectively. We had net cash provided by financing activities of $2,529,139 and $443,178 in the nine month period ended September 30, 2004 and 2003, respectively. The reason for the increase in the current period for financing activities was the increase in the issuance of shares due to a private placement as compared to the corresponding period last year. We had $871,989 from borrowings in the nine month period ended September 30, 2004 as compared to $336,150 in the corresponding period last year. The proceeds from borrowings during the nine months ended September 30, 2004 consisted primarily of convertible debenture financing. The additional financing in 2004 was provided to support our continued domestic expansion and in particular our saleforce. Currently, our cash needs include, but are not limited to operations and future acquisitions.

CAPITAL  COMMITMENTS
--------------------

Before we acquired Network Installation, Network Installation issued an unsecured note with an initial balance of $47,500, bearing an interest rate of prime plus 3.25%. The note was payable through a revolving line of credit, which commenced on November 6, 2001, the date the note was issued, and expired three years following the note date. Network Installation agreed to pay a total of 36 payments of interest only on the disbursed balance beginning one month from the note date and every month thereafter. The note  is  guaranteed  by  our  officer  and  shareholder.

As a result of our acquisition of Network Installation, Network Installation defaulted on this note, since the note prohibited a change of ownership of over 25% of Network Installation's common stock outstanding. The entire principal amount became due upon default and the revolving line of credit is no longer available to us. We are in the process of making payment arrangements with the financing institution. The amount outstanding at September 30, 2004 was $16,184.

On March 1, 2004, we entered into a Promissory Note Agreement for $500,000 with Stephen Pearson for the acquisition of Del Mar Systems, Inc. The note bears 5% interest per annum and we make payments of $42,804 per month toward the balance, maturing in April 2005. The balance outstanding September 30, 2004 was $211,369.

As of July 22, 2004, a portion of the convertible debentures issued to Dutchess Fund and Dutchess Private Equities Fund, II, collectively require us to make interest payments. We made interest payments beginning on April 25, 2004, in an amount equal to an aggregate of $3,500, in cash, to the holder for the debentures on March 31, 2004, April 8, 2004 and April 13, 2004. Each subsequent payment thereafter is tendered every thirty days from said date in the same amount, in cash, to the holder. We may make prepayments at any time. The debentures are payable five years from their respective dates of issuance.

We have an unsecured, non-interest bearing promissory note for $46,489 due to our Chief Executive Officer, Michael Cummings, on July 30, 2005.

We have an unsecured, non-interest bearing promissory note for $87,691 due to our Chief Executive Officer, Michael Cummings, on June 15, 2005.

We settled litigation with Arman Moheban that requires us to pay $22,400 in four equal monthly installments of $5,600 beginning July 1, 2004. As of September 30, 2004, we made payments totaling $22,400. The plaintiff has received all installments and on October 15, 2004 the Court entered a dismissal of the case.

On June 29, 2004, we entered into a lease agreement with Alton Plaza Property Inc. for an office located at 15235 Alton Parkway, Suite 200, Irvine, CA. Our rent is approximately $12,430 and our lease runs for 51 months.

On June 1, 2004, we entered into a lease agreement for an office located at 7702
E. Doubletree Ranch Road Suite 500, Scottsdale, AZ, for approximately 1 year at $750 per month.

On May 20, 2004, we entered into a lease agreement for an office located at 2377 Gold Meadow Way, Gold River, CA, for approximately 3 months at $596 per month.

On March 1, 2004, we entered into a lease agreement for an office located at 11601 Wilshire Blvd., Suite 500, Los Angeles, CA, for approximately 6 months at $790 per month.

On June 1, 2004, we entered into a lease agreement for an office located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, WA, for approximately 6 months at $260 per month.

We executed an employment agreement with our Chief Executive Officer, Michael Cummings, on May 23, 2004, in which we agreed to pay Mr. Cummings a gross salary of $16,000 per month and 5% of our adjusted net profits for a one-year period ending on May 23, 2005.

FINANCING  ACTIVITIES
---------------------

During the three months ended September 30, 2004, we issued $240,000 debentures to a major shareholder. These debentures carry an interest rate of 8% per annum, due in April 2009. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2004 has been recorded in the amount of $12,500. The debentures issued during the three months ended September 30, 2004 were issued with a discount of $40,000 of which $108 was recorded as interest expense. During the three months ended September 30, 2004, $999 was recorded as an interest expense. In connection with the issuance of the debentures, we issued a warrant to purchase 200,000 additional shares of common stock at $1.75 per share. The value of the warrants, $56,141, was recorded as an increase to additional paid in capital, and additional debt discount, of which $156 was amortized during the quarter ended September 30, 2004.

SUBSIDIARIES
------------

As  of  September  30,  2004,  we  had  two  wholly-owned  subsidiaries, Network
Installation  Corp.  and  Del  Mar  Systems  International,  Inc.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On April 25, 2003, the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us and our former management in favor of Insulectro Corp., a vendor of our former subsidiary, North Texas Circuit Board. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002, we sold North Texas Circuit Board to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumes all liabilities of North Texas Circuit Board. In December 2003, we filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in our favor and the judgment was vacated. Although we are the guarantor on the loan, North Texas Circuit Board is the principal debtor and (i) we will bring action against North Texas Circuit Board to seek relief or (ii) because partial payment was made by North Texas Circuit Board, it could affect the legal status of the guarantee, which we believe may absolve us of liability. In February 2004, the plaintiff re-filed the complaint. We plan to vigorously defend this action.

On April 29, 2003, Arman Moheban brought a suit against us and our former management in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a settlement agreement dated November 20, 2002. The suit alleges that we are delinquent in our repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. We reached a settlement with the plaintiff for $22,400 to be paid in four equal monthly installments of $5,600 beginning July 1, 2004. The plaintiff has received all installments and on October 15, 2004, the Court entered a dismissal of the case.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of these litigations will, including those discussed above, have a material impact on our financial statements.

ITEM  2.  Unregistered  Sales  of  Equity  Securities

During the three months ended September 30, 2004, we issued $240,000 in debentures to a major shareholder. These debentures carry an interest rate of 8% per annum, due in April 2009. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2004 has been recorded in the amount of $12,500. The debentures issued during the three months ended September 30, 2004 were issued with a discount of $40,000 of which $108 was recorded as interest expense. During the three months ended September 30, 2004, $999 was recorded as an interest expense. In connection with the issuance of the debentures, we issued a warrant to purchase 200,000 additional shares of common stock at $1.75 per share. The value of the warrants, $56,141, was recorded as an increase to additional paid in capital, and additional debt discount, of which $156 was amortized during the quarter ended September 30, 2004.

With respect to the issuance of the securities described above, we relied on the
Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the quarter ended September 30, 2004, our board of directors and the holders of a majority of our outstanding common stock executed a written consent in favor of the following corporate action: (i) To amend our Articles of Incorporation to authorize the Board of Directors in its discretion, to effect by resolution, a forward split of the outstanding shares of common stock of the Corporation, with the ratio to be selected and implemented by the Board of Directors in its sole discretion without changing the number of authorized shares of the Corporation. The number of votes cast for this amendment was 8,430,000. On September 20, 2004, we implemented a 2 for 1 forward stock split for all common stock shareholders of record on that date and began trading under the new ticker symbol "NWKI.OB."

ITEM  5.  OTHER  INFORMATION.

On September 20, 2004, we announced a 2 for 1 forward stock split to be distributed to all shareholders of record as of September 20, 2004.

On  September 20, 2004 we also began trading under the new ticker symbol "NWKI".

ITEM  6.  EXHIBITS

Exhibit
Number  Description  of  Exhibit
--------------------------------

3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB filed on March 5, 1999 and incorporated herein by reference).

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

4.6  Form  of  Warrant  dated  May  18,  2004  (filed  as  Exhibit  4.6  to  the
     Registrant's SB-2 filed on July 27, 2004 and incorporated herein by reference).

4.7  Form  of  Warrant  dated  May  26,  2004  (filed  as  Exhibit  4.7  to  the
     Registrant's SB-2 filed on July 27, 2004 and incorporated herein by Reference).

4.8 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated March 31, 2004. (filed as Exhibit 4.3 to the
     Registrant's  Form  10-QSB  filed  on  Mary  24,  2004)

4.9 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 8, 2004.(filed as Exhibit 4.9 to the
     Registrant's  Form  10-QSB  filed  on  August 23,  2004)

4.10 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 13, 2004.(filed as Exhibit 4.10 to the
     Registrant's  Form  10-QSB  filed  on  August 23,  2004)

4.11 Convertible Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 13, 2004.(filed herewith)

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

10.27 Territory License Agreement between the Registrant and 5G Wireless Communications, Inc., dated February 2004 (filed as Exhibit 10.27 to the Registrant's Form 10-QSB filed on August 23, 2004).

10.28 Lease Agreement between the Registrant and Alton Plaza Property, Inc., dated June 29, 2004. (filed as Exhibit 10.28 to the Registrant's Form 10-QSB filed on August 23, 2004).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  November  22,  2004        Network  Installation  Corp.

                                  /s/  Michael  Cummings
                                  -----------------------
                                 Michael  Cummings,  Chief
                                 Executive  Officer


Dated:  November  22,  2004
                                /s/  Michael  Novielli
                                -----------------
                                Michael  Novielli,  Interim  Chief
                                Financial  Officer and Principal
                                Accounting Officer