Form 10KSB
period 2004-12-31
NETWORK INSTALLATION CORP
filed 2005-05-06
CIK 1069778

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2004


                               NETWORK INSTALLATION CORPORATION

                      (Name of small business issuer in its charter)


         Nevada                              000-25499             88-0390360
(State  or  Other  Jurisdiction  of      (Commission file     (I.R.S. Employer
Incorporation  or  Organization)             Number)      Identification Number)

                         15235 Alton Parkway, Suite 200
                                Irvine, CA 92618
          (Address and telephone number of principal executive offices)

                                 (949) 753-7551
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001
                                   par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $1,889,739.

As of May 2, 2005 there were 21,057,813 shares of Common Stock issued and outstanding.

As of May 2, 2005, there were 7,332,650 shares of Common Stock held by non-affiliates. The aggregate market value of the Issuer's common stock held by non-affiliates was $8,579,200 based on the closing price of the Issuer's common stock on May 2, 2005 of $1.17.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

               NETWORK INSTALLATION CORPORATION TABLE OF CONTENTS

PART  I                                                                 PAGE NO.

ITEM  1.     DESCRIPTION  OF  BUSINESS.                                       2
ITEM  2.     DESCRIPTION  OF  PROPERTY.                                       6
ITEM  3.     LEGAL  PROCEEDINGS.                                              6
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS.        7

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.   7
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.7
ITEM  7.     FINANCIAL  STATEMENTS.                                          13
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE.                         24
ITEM  8A.    CONTROLS  AND  PROCEDURES.                                      24
ITEM  8B.    OTHER INFORMATION.                                              24

PART  III

ITEM  9.     DIRECTORS, EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.       24
ITEM  10.    EXECUTIVE  COMPENSATION.                                        26
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND
             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.                 26
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.             27
ITEM  13.    EXHIBITS.                                                       30
ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.                     31

                                     PART I

ITEM  1.  DECRIPTION  OF  BUSINESS.

OVERVIEW

We are a one-source solution company focusing on the design, installation, and deployment of specialty communication systems for data, voice, video and telecom. We first determine our clients' requirements by doing a needs analysis and site audit. We then implement our specific design of the communication system, which may include either Wired or Wireless Fidelity, also referred to as Wi-Fi. We seek to exploit the growing demand for high-speed connectivity by leveraging our extensive installation expertise into providing complete superior network solutions across a vast majority of communication requirements.

We have distinguished ourselves from our peers by consolidating three traditionally fragmented industries. Our technicians design the applications required for network build-outs, structured cabling, deployment, security, training, and technical support and we use the best available Wi-Fi, Voice over Internet Protocol, or VoIP, and traditional telecom products. We earn revenue for services rendered which include; (i) the installation of data, voice, video and telecom networks; (ii) the resale of installed networking products, and
(iii)  consulting  services  in  the  assessment  of  existing  networks.

Since 1997 we have been servicing the communication needs of the Fortune 1000, K-12, higher education, and local and regional municipalities. More recently, we have expanded into new small and medium-sized business market segments where we have a multi-faceted approach to our business model. One is the continued focus on our core competency of project management in wired networking infrastructure, design, installation and support of data, voice and video communications solutions. Second, is to leverage that expertise in our pursuit of the infrastructure build-out of Wi-Fi, Wireless Local Area Networks and VoIP applications.

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

In April 2003, we executed a Letter of Intent to merge with Irvine, CA- based Network Installation Corporation. The transaction closed in May, 2003. The total consideration and method of payment was $50,000 in cash and 7,382,000 shares of our common stock. In addition, we issued a five year option to purchase an additional 618,000 shares of our common stock to Mr. Cummings if our total revenue exceeded $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of our common stock on August 29, 2003 which was $2.95. Since our total revenues exceeded $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003, Mr. Cummings had the right to exercise the option to purchase 618,000 shares of our common stock, however in June 2004 he relinquished and waived all future rights to exercise the option.

Network Installation was established in July 1997 as a California corporation as a low voltage-cabling contractor and in 1999 changed its focus to provide products, project management, design and installation within the networking and communications sector.

On March 1, 2004, we acquired Del Mar Systems International, Inc., a telecommunications solutions provider. We now have the ability to provide integrated telecom solutions to customers ranging in size from 10 to 30,000 users. Del Mar provided Avaya Enterprise Class IP Solutions and Mitel IP Solutions to customers as a way to capitalize on the benefits of IP (Internet Protocol) Telephony. Avaya and Mitel offer complete communications architecture that provides software, infrastructure and services to help enterprises stay efficient. Del Mar Systems offers both onsite and remote administration of systems equipped with remote access dial up lines.

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

INDUSTRY  OVERVIEW  (WI-FI)

We believe, in the past two years, Wireless Fidelity, also known as Wi-Fi, has emerged as the dominant standard for wireless local areas networks, or WLANS worldwide. A Wi-Fi network can cover an area of typically 100-500 feet with Internet access hundreds of times faster than a modem connection. Unlike other broadband wireless technologies using regulated spectrum, Wi-Fi enjoys Universal global acceptance and it has become a single networking standard for all developers, equipment manufacturers, service providers and users.

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

Forces outside the industry are also rapidly arming users with Wi-Fi radios. Consumers are also buying Wi-Fi-compatible hardware in their laptops and PDAs for use in the office or home.

We believe Wi-Fi can be over 20 times faster than a standard modem connection. Wi-Fi is also significantly faster than the wireless services provided by cellular carriers which typically deliver throughput between 40k and 60k. The actual speed experienced by hot spot users is determined by the hot spot's connection to the Internet, which can range from low-end DSL (384k) to one or more T1s (1.5Mb and up), but this still promises much faster speed than any other available technology.

We are seeking to exploit the rapid build up of wireless networks by focusing our marketing efforts on our currently installed base of universities, K-12, municipalities and Fortune 1000 companies as well as new opportunities in hospitality, real estate development, state and federal government and the U.S. military.

In addition, we have increased our ability to take advantage of the rapid acceptance and deployment of internet-based telephone communications. We now provide traditional PBX telecommunications solutions as well as Voice over Internet Protocol, or VoIP, which offers customers the ability to effect local and long distance phone calls via the internet for flat monthly rates, in most cases at a considerable cost savings from traditional per minute charges from the major telecommunications providers. With the acquisition of Com Services we have added a valuable franchise to our Company. Com Services' core markets of K-12, Higher Education and Fortune 1000 companies fit seamlessly aside those of NIC.

OUR  BUSINESS

A company's communication network is critical in achieving the timely flow of information. Typically, a company's network expands beyond its existing headquarters to remote offices and remote users. The number of networking applications continues to grow and the demand for high-speed connectivity to move data back and forth is increasing dramatically. Until recently, a company's primary alternative in obtaining high-speed connectivity was to contact the telephone company and have a high-speed landline service installed so that connectivity could be achieved between its locations. The issue today is that these high-speed landlines take too much time to install, are not available in all locations, do not solve remote application usage and are costly to use on a monthly basis. In addition, large companies rarely provide the local customer attention and responsiveness a company like Network Installation Corp provides.

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

SUPPLIERS

While we are predominately a service company, we purchase and resell products such as networking routers, cable, software and video equipment that are involved in our project installations. We purchase our products from various distributors. Should any of these distributors and vendors cease operations, our business would not be adversely affected because these products are readily available from multiple distributors locally, regionally or nationally.

We have agreements with Linksys, Motorola Inc., Aruba Wireless Networks, Hewlett-Packard and Mitel that give us what we believe to be the finest suite of products available for the installation of wireless solutions. Through our Motorola agreement and the use of one of its flagship wireless products "The Canopy," we have the ability to install point to point service directly for Wireless Internet Service Providers or proprietors of WLANs or expanded 'Hot Zones' with our Motorola agreement. Aruba's family of Wi-Fi switches deliver centralized wireless security and management of all types of enterprise environments.

SALES  AND  MARKETING

We utilize both inside and outside sales forces to address the market. We are proactive and able to visit personally with our clients from time to time.

CUSTOMERS

We currently provide our products and services to the markets in K-12 education, universities, municipalities and Fortune 1000 companies. Some of our current customers include the University of California - Los Angeles, University of Southern California, City of Barstow and Public Works of New Mexico.

COMPETITION

The network cabling market is very fragmented and highly competitive. In the markets where we operate, we experience intense competition from other independent providers of network solutions. Our competitors include regional, privately-held companies including Sunglo Communications, Pacific Coast Cabling, and Netversant. We are aware of only one publicly-traded competitor locally, WPCS International Inc. There is no one dominant competitor. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. We believe our competitive advantage lies in our ability to provide superior customer service while offering a more diverse line of hard product offering than our competitors.

EMPLOYEES

As of March 28, 2005, we employed 29 full time employees,5 are executives 3 are in sales and marketing, 15 are project managers or technicians and 6 in administration. We believe our relations with all of our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

On June 29, 2004, we entered into a lease agreement with Alton Plaza Property Inc. for office space located at 15235 Alton Parkway, Suite 200, Irvine, CA. Our rent is approximately $13,475 and our lease runs for 51 months.

ITEM  3.  LEGAL  PROCEEDINGS.

On April 25, 2003, the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us and our former management in favor of Insulectro Corp., a vendor of our former subsidiary, North Texas Circuit Board. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002, we sold North Texas Circuit Board to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumes all liabilities of North Texas Circuit Board. In December 2003, we filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in our favor and the judgment was vacated. In February 2004, the plaintiff re-filed the complaint. In March 2005, the complaint was settled for the sum of $25,000. Commencing in March 2005, we agreed to make five equal monthly installments of $5,000 to Insulectro. Pursuant to the settlement terms, since March 2005 we have made two installment payments of $5,000 each.

On January 24, 2005, we filed an action in the Superior Court of California, County of Orange against Steve and Dorota Pearson for damages and injunctive relief based on alleged fraud and breach of contract relating to our purchase of Del Mar Systems International, Inc. from Steve and Dorota Pearson. The complaint was amended on March 14, 2005 to seek rescission of our purchase of Del Mar Systems from Steve and Dorota Pearson. The defendants have not yet filed responsive pleadings in the case. The Defendant has recently filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also seeks payment of an outstanding balance of a note related to the purchase by the Company of Del Mar Systems totaling approximately $85,000. Further, Defendant is seeking injunctive relief for enforcement of the stock purchase agreement of Del Mar Systems. Management is vigorously opposing these claims and does not feel the claims have substantial merit.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of these litigations will, including those discussed above, have a material impact on our financial statements.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

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


                       Quarter Ended    High Bid     Low Bid
                       31-Mar-03 . .    $    2.00    $   0.05
                       30-Jun-03 . .    $    0.35    $   0.15
                       30-Sep-03 . .    $    5.35    $   0.80
                       31-Dec-03 . .    $    3.50    $   3.10
                       31-Mar-04 . .    $    5.30    $   3.50
                       30-Jun-04 . .    $    5.50    $   2.90
                       30-Sep-04 . .    $    3.06    $   1.27
                       31-Dec-04 . .    $    2.29    $   1.42

NUMBER  OF  SHAREHOLDERS

As  of  May 2,  2005,  we  had  approximately  1,000 shareholders of record.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In the fiscal year ended December 31, 2004, we issued $2,045,100 of convertible debentures to Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP, collectively. There is a 20% discount to the face value on the debenture. The debenture converts into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The current balance on the debentures issued in 2004 is $1,867,718.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sales were made to a sophisticated or accredited investors, as defined in Rule 502;
- we gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;
- at a reasonable time prior to the sale of securities, we advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;
- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and
- we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from installations, cabling and networking contacts are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

Our revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin or (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.


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

GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2004, reflect a net loss of $4,167,705. These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2004 AS COMPARED TO TWELVE MONTH PERIODS ENDED DECEMBER 31, 2003.

NET  REVENUES
-------------
Net revenues for the year ended December 31, 2004 were $1,889,739 compared to $1,233,908 for the year ended December 31, 2003 due to increased marketing and contracts received. We also experienced an increase in Wi-Fi contracts during the period ended December 31, 2004 versus same period 2003 due to increased wireless capabilities acquired through our partnerships with our strategic partners. Our year to date revenues are higher than the same period a year ago due to an increase in the total amount of new contracts received.

COST  OF  REVENUES
------------------
Cost of revenues for the year ended December 31, 2004 was $1,705,562 compared to $965,569 for the year ended December 31, 2003. Our Cost of Revenue increased for the 12 months ended December 31, 2004 when compared to the same period in 2003 due to an increase in Revenues for the period.

OPERATING  EXPENSES
-------------------
Operating Expenses for the year ended December 31, 2004 were $2,973,770 compared to $2,306,744 for the year ended December 31, 2003 due to an increase in salaries advertising, consulting, and professional expenses. The Company incurred and allocated salary expense of $401,953 to operating expenses during the year ended 2004. Other significant components of 2004's operating expenses consisted of $1,143,058 of investor relations expenses, professional fees of $318,243 and consulting fees of $324,179 expenses.

OTHER  INCOME  (EXPENSE)
------------------------
Other Income (Expense) for the year ended December 31, 2004 was ($1,377,312) compared to ($1,394,602) for the year ended December 31, 2003. The decrease in Other Expenses is primarily due to a decrease in interest expenses from the conversion of debentures, and shares of common stock. This amount would have been much lower if not for a write off of goodwill in the amount of $1,000,000 which was due to the acquisition of Del Mar Systems. We believe that the acquisition of Del Mar Systems does not currently hold an amount of Goodwill toward NIC, therefore was chosen to be written off.

NET  LOSS
---------
Net Loss for the year ended December 31, 2004 was ($4,167,705) compared to ($3,434,607) for the year ended December 31, 2003 due to increased Other Expenses, including that for the write off of Goodwill for Del Mar Systems, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------
Our basic and diluted loss for the year ended December 31, 2004 was ($0.19) compared to ($0.17) for the year ended December 31, 2003 due to an increase in our Net Loss, as described above.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of December 31, 2004, our Current Assets were $1,002,891 and Current Liabilities were $1,354,083. Cash and cash equivalents were $1,732. Our Stockholder's Deficit at December 31, 2004 was ($1,877,631). We had a net usage of cash due to operating activities in December 31, 2004 and 2003 of $3,066,297 and $747,380 respectively. We had net cash provided by financing activities of $3,522,304 and $730,061 for the twelve month period ended December 31, 2004 and 2003, respectively. We had $1,429,710 from borrowings in the period ended December 31, 2004 as compared to $303,399 in the corresponding period last year.

Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Capital Management LLC, our largest investor. Without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.

COMMITMENTS

Our  material  commitments  are:

$120,580 in loans from a major shareholder and officer. The amount is unsecured, due on demand and non interest bearing.


In the fiscal year ended December 31, 2004, we issued $2,045,100 of convertible debentures to Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP, collectively. The debenture converts into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The current balance on the debentures is $1,867,718.

We issued $568,000 in debentures in 2003, of which $403,000 were issued to Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP, collectively. The total $568,000 remained outstanding as of December 31, 2004. The remaining $165,000 debentures were issued to unrelated parties. A total of $75,000 of these debentures was converted to common stock in 2004, leaving a balance of $90,000 as of December 31, 2004.

Payroll tax payable of $368,192 as of December 31, 2004 consists of payroll taxes payable to the Federal Government for 2004 payroll tax liabilities. As of the date these financial statements were issued, we were continuing negotiations with the Internal Revenue Service to schedule periodic payments until the liability is paid in full. We intend to commence installment payments on this liability in 2005.


SUBSIDIARY
----------

As of December 31, 2004, we had two wholly-owned subsidiaries, Network Installation Corp. and Del Mar Systems International, Inc. Network Installation Corp. is the name of both the parent company incorporated in the state of Nevada and the subsidiary incorporated in the state of California. On March 1, 2004, we acquired Del Mar Systems International, Inc., a telecommunications solutions provider.



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

RISKS  ABOUT  OUR  BUSINESS

OUR  INDEPENDENT  ACCOUNTANTS  HAVE  ISSUED  A  GOING  CONCERN  OPINION.

Our audited financial statements for the fiscal year ended December 31, 2004, reflect a net loss of $4,167,705. These conditions raised substantial doubt about our ability to continue as a going concern. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan.

WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.

We currently have $1,354,083 in current liabilities. As a result of our level of debt and the terms of our debt instruments:

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

WE NEED ADDITIONAL CAPITAL TO GROW OUR BUSINESS AND WE MAY NOT BE ABLE TO FIND SUCH CAPITAL ON ACCEPTABLE TERMS.

Our business plan contemplates the acquisition of new enterprises and the proceeds from our existing financing arrangements may not be sufficient to fully implement our business plan. Additionally, we may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Accordingly, we may require additional funds to enable us to operate profitably. Such financing may not be available on terms acceptable to us. As of December 31, 2004 we had no bank borrowings or credit facilities, and we may not be able to arrange any such debt financing. Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Capital Management LLC, our largest investor. Without such external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.

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

WE DEPEND ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.

At this time, we are almost totally dependent upon Jeffrey R. Hultman and Michael V. Rosenthal as our principal operating officers and on our directors, our only business asset that is producing significant revenues. While we have an employment agreement with Mssrs. Hultman and Rosenthal, it does not obligate them to remain as officers. We do not maintain insurance on the lives of our officers, directors or key employees; the loss of their services would have a material adverse effect on our business. We elect our directors each year and while we expect to reelect our directors currently on the Board, our directors are not obligated to continue in their positions.


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



                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Network  Installation  Corporation,  Inc.
Irvine,  CA


We have audited the accompanying consolidated balance sheets of Network Installation Corporation, Inc., as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Installation Corporation, Inc., as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2003, were audited by other accountants, whose report dated April 14, 2004, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $9,634,545 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver,  Colorado
May  6,  2005


                             NETWORK INSTALLATION CORP. INC
                              Consolidated Balance Sheets
                                 December 31, 2004


                                                                     2004          2003
                                                              ------------  ------------
ASSETS:
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,732   $       667
   Accounts Receivable . . . . . . . . . . . . . . . . . . .      500,833       432,428
   Allowance for Doubtful Accounts . . . . . . . . . . . . .      (95,486)      (79,309)
   Work in Progress. . . . . . . . . . . . . . . . . . . . .            -       200,000
   Other Current Assets. . . . . . . . . . . . . . . . . . .            -         2,289
   Prepaid Expenses. . . . . . . . . . . . . . . . . . . . .      595,812             -
                                                              ------------  ------------
      Total Current Assets . . . . . . . . . . . . . . . . .    1,002,891       556,075
                                                              ------------  ------------

FIXED ASSETS:
   Furniture  & Fixtures . . . . . . . . . . . . . . . . . .       46,098        10,262
                                                              ------------  ------------
       Total Fixed Assets. . . . . . . . . . . . . . . . . .       46,098        10,262
       Less: Accumulated Depreciation. . . . . . . . . . . .       (9,937)       (3,364)
                                                              ------------  ------------
           Net Fixed Assets. . . . . . . . . . . . . . . . .       36,161         6,898
                                                              ------------  ------------

OTHER ASSETS:
   Security Deposits . . . . . . . . . . . . . . . . . . . .       19,916             -
                                                              ------------  ------------
      Total Other Assets . . . . . . . . . . . . . . . . . .       19,916             -
                                                              ------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,058,968   $   562,973
                                                              ============  ============


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable . . . . . . . . . . . . . . . . . . . .  $ 1,148,428   $ 1,532,893
    Notes Payable. . . . . . . . . . . . . . . . . . . . . .       85,075        59,556
    Notes Payable - related party. . . . . . . . . . . . . .      120,580       163,691
    Deferred Revenue . . . . . . . . . . . . . . . . . . . .            -       280,924
    Convertible Debentures - current . . . . . . . . . . . .            -       517,616
                                                              ------------  ------------
        Total current liabilities. . . . . . . . . . . . . .    1,354,083     2,554,680
                                                              ------------  ------------

LONG-TERM DEBT
    Convertible Debentures - Long Term . . . . . . . . . . .    1,582,516       603,000
                                                              ------------  ------------
        Total long-term debt . . . . . . . . . . . . . . . .    1,582,516       603,000
                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value; 100,000,000 shares authorized
    23,483,873 shares issued and outstanding in 2004 . . . .       23,484        12,616
      shares issued and outstanding in 2003
Additional paid-in Capital . . . . . . . . . . . . . . . . .    7,617,181     2,743,222
Shares to be Issued. . . . . . . . . . . . . . . . . . . . .      116,249       116,295
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . .   (9,634,545)   (5,466,840)
                                                              ------------  ------------
      Total stockholders' equity . . . . . . . . . . . . . .   (1,877,631)   (2,594,707)
                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $ 1,058,968   $   562,973
                                                              ============  ============






                       NETWORK INSTALLATION CORP., INC.
                    Consolidated Statements of Operations

                                                 Year Ended
                                               December, 31
                                         ----------------------------
                                                  2004          2003
                                         --------------  ------------

REVENUE:
   Sales. . . . . . . . . . . . . . . .      1,889,739     1,233,908
                                         --------------  ------------

      Total Revenue . . . . . . . . . .      1,889,739     1,233,908
                                         --------------  ------------

   Cost of Goods Sold . . . . . . . . .      1,705,562       965,569
                                         --------------  ------------

NET REVENUE . . . . . . . . . . . . . .        184,177       268,339
                                         --------------  ------------

EXPENSES:
    Operating Expenses. . . . . . . . .      2,973,770     2,306,744
                                         --------------  ------------

        Total Expenses. . . . . . . . .      2,973,770     2,306,744
                                         --------------  ------------

LOSS FROM OPERATIONS. . . . . . . . . .     (2,789,593)   (2,038,405)
                                         --------------  ------------

OTHER INCOME/EXPENSES:
   Interest Income. . . . . . . . . . .          3,877             -
   Other Income . . . . . . . . . . . .        278,911             -
   Interest Expense . . . . . . . . . .       (660,100)   (1,394,602)
   Write-off of Goodwill. . . . . . . .     (1,000,000)            -
                                         --------------  ------------

      Total Other Income/Expense. . . .     (1,377,312)   (1,394,602)
                                         --------------  ------------

LOSS BEFORE INCOME TAXES. . . . . . . .     (4,166,905)   (3,433,007)
                                         --------------  ------------

    Provision for income taxes. . . . .            800         1,600
                                         --------------  ------------

NET LOSS. . . . . . . . . . . . . . . .     (4,167,705)   (3,434,607)
                                         ==============  ------------


BASIC AND DILUTED LOSS PER COMMON SHARE  $       (0.19)  $     (0.17)
                                         ==============  ============





                                                      NETWORK INSTALLATION CORP., INC.
                                                 Consolidated Stockholder's Equity (Deficit)
                                                             December 31, 2004


                                                                       Additional     Shares       Retained
                                                                        Paid-In        To Be       Earnings
                                                      Common Stock      Capital       Issued       (Deficit)      Total
                                             ------------------------  -----------  ------------  ----------  -----------
                                              # of Shares   Amount
                                             -------------  ---------

Balance - December 31, 2003 . . . . . . . .    12,616,330     12,616    2,743,222       116,295    (5,466,840)   (2,594,707)
                                             -------------  ---------  -----------  ------------  ------------  ------------

Recapitalization of stock for Reverse Merger   (2,149,500)    (2,150)       2,185           (35)            -             -
Issuance of stock for services. . . . . . .       372,383        372      365,778             -             -       366,150
Issuance of stock for cash. . . . . . . . .       745,001        745    2,234,258             -             -     2,235,003
Conversion on convertible debenture. . . .              -          -      511,275             -             -       511,275
Issuance of stock for Acquisition . . . . .       130,549        131      499,869             -             -       500,000
Conversion on convertible debenture. . . .        188,365        189      706,044           (11)            -       706,222
Issuance of stock warrants. . . . . . . . .             -          -      466,790             -             -       466,790
Issuance of stock warrants Advisory Board .             -          -       99,341             -             -        99,341
Forward stock split . . . . . . . . . . . .    11,580,745     11,581      (11,581)            -             -             -
Net Loss for Year . . . . . . . . . . . . .             -          -            -                  (4,167,705)   (4,167,705)
                                             -------------  ---------  -----------  ------------  ------------

Balance - December 31, 2004 . . . . . . . .    23,483,873   $ 23,484   $7,617,181   $   116,249   $(9,634,545)  $(1,877,631)
                                             =============  =========  ===========  ============  ============  ============









                          NETWORK INSTALLATION CORP., INC.
                       Consolidated Statements of Cash Flows

                                Indirect Method

                                                             Year Ended
                                                            December 31,
                                                      ----------------------------
                                                               2004          2003
                                                      --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . .  $  (4,167,705)  $(3,434,607)
  Stock issued for services & debt reduction . . . .        366,150     2,089,250
  Stock warrants issued for debt inducement. . . . .        466,790       289,967
  Beneficial conversion feature expense. . . . . . .       (511,275)     (134,000)
  Depreciation . . . . . . . . . . . . . . . . . . .          6,573         3,364
  Bad Debt Expense . . . . . . . . . . . . . . . . .        171,627             -
  Write-off of Goodwill. . . . . . . . . . . . . . .      1,000,000             -
  Reversal of prior year discontinued operations . .       (278,911)            -
  Loss on conversion of debt . . . . . . . . . . . .              -        91,110
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable . . . . . . . .        (52,228)     (353,119)
   Decrease (Increase) Work in Progress. . . . . . .        200,000      (200,000)
   Decrease (Increase) in other assets . . . . . . .          2,289          (969)
  (Increase) Prepaid expenses. . . . . . . . . . . .       (528,000)            -
   (Increase) in deposits. . . . . . . . . . . . . .        (19,916)            -
   Increase (Decrease) accounts payable and accruals       (321,195)      901,624
                                                      --------------  ------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES. . . . .     (3,665,801)     (747,380)
                                                      --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire subsidiary. . . . . . . . . .              -             -
  Purchase of property and equipment . . . . . . . .        (32,138)            -
  Cash received in acquisition of subsidiary. .. . .              -           667
                                                      --------------  ------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES. . .        (35,836)          667
                                                      --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party debt. . . . . . . . .         41,964       264,691
   Proceeds from issuance of stock . . . . . . . . .      2,235,003             -
   Payment on notes payable - related. . . . . . . .         (3,975)            -
   Payments on long-term debt. . . . . . . . . . . .              -             -
   Proceeds from factor. . . . . . . . . . . . . . .              -        14,056
   Proceeds from long-term borrowing . . . . . . . .      1,429,710       303,399
   Proceeds from shares to be issued . . . . . . . .              -       147,915
                                                      --------------  ------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. . .      3,702,702       730,061
                                                      --------------  ------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . .          1,065       (16,652)
                                                      --------------  ------------

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .            667        17,319
                                                      --------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $       1,732   $       667
                                                      ==============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

    Cash paid for interest . . . . . . . . . . . . .  $      22,918   $         -
                                                      ==============  ============
    Cash paid for taxes. . . . . . . . . . . . . . .  $       1,600   $         -
                                                      ==============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

    Stock issued for services. . . . . . . . . . . .  $     321,665   $ 2,245,217
                                                      ==============  ============



                     NETWORK INSTALLATION CORPORATION, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


Note  1  -  Description  of  Business  and  Segments:
            -----------------------------------------

Organization:
-------------

Network Installation Corp. (NIC) was incorporated on July 18, 1997, under the laws of the State of California. NIC is a full service computer cabling, networking and telecommunication integrator contractor, providing networks from stem to stem in house. NIC participates in the worldwide network infrastructure market to end users, structured cabling market and the telephony services. NIC, Flexxtech Corporation ("Flexxtech") and Del Mar Systems International, Inc. ("DMSI") are together referred the Company.

Pursuant to a purchase agreement on May 23, 2003, NIC acquired 100% of the issued and outstanding common stock of Flexxtech. The purchase price consisted of $50,000 cash, 7,382,000 shares of Flexxtech's common stock and five year option to purchase an additional 618,000 shares of Flexxtech stock if NIC's total revenue exceeds $450,000 for the period beginning on June 1, 2003 and ending August 31, 2003. The option is exercisable at a price equal to the closing bid price of the stock on August 31, 2003.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of NIC. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of NIC in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes, since the former owners of NIC controlled majority of the total common shares outstanding immediately following the acquisition.

On March 1, 2004, NIC acquired 100% of the outstanding shares of common stock of DMSI, telecommunication solutions provider. The operations of DMSI have been consolidated with the operations of the Company, since March 1, 2004.

Flexxtech was organized on March 24, 1998, under the State of Nevada, as Color Strategies. On December 20, 1999, Flexxtech changed its name to Infinite Technology Corporation. Flexxtech changed its name to Flexxtech Corporation in April 2000.

A certificate of amendment was filed on July 10, 2003 to change the parent company's name from Flexxtech Corporation to Network Installation Corporation, Inc.

The audited financial statements for the two years ended December 31, 2003 and 2002 were filed on April 9, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


Principles  of  Consolidation:
------------------------------

The accompanying financial statements include the accounts of Network Installation Corporation, formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation and Del Mar Systems International, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC and Flexxtech for the year ended December 31, 2004, and the results of DMSI from the date of acquisition, March 1, 2004 through December 31, 2004. The historical results for the year ended December 31, 2003 include NIC and Flexxtech only.

Cash  and  Cash  Equivalents:
----------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value

Use  of  Estimates:
-------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Prepaid  Advertising  Services:
-------------------------------

During the year ended December 31. 2004, the Company issued 250,000 shares of common stock valued at $263,750 for advertising services to be rendered during the next 12 months. Retainer fees of $45,000 were payable in relation to these services. The Company expensed $195,938 during the year ended December 31, 2004, leaving a prepaid balance outstanding of $67,812 at December 31, 2004. During the year ended December 31, 2004 the Company made deposits totaling $528,000 for an investor relations services to be consummated in 2005.

Property  &  Equipment:
-----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3-7 years), tenant improvements (life of the lease-approximately 60 months.


Accounts  Receivable:
---------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its consumers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectabilty of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Work  in  Progress:
-------------------

Work in progress consists of a networking materials and equipment in the process of being installed at years end. Work in progress is stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.

Fair  Value  of  Financial  Instruments:
----------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable. Accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2004 and December 31, 2003, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.


Revenue  Recognition  &  Deferred  Revenue:
-------------------------------------------

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from installations, cabling and networking contracts are recognized when the contracts are completed (Completed-Contract Method). The completed-contract method is used because the contracts are short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts.


Under the Completed-Contract Method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to the customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any difference between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue. Expenses are recognized in the periods in which the corresponding liability is incurred.

The Company's revenue recognition policy for sale of network products is in compliance with Staff Accounting Bulletin (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluation of its customers and historic credit losses have been within management's expectations.


Stock  Based  Compensation:
---------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS Bo. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123. No options were issued during the year ended December 31, 2004 and 2003, respectively.

Basic  and  Diluted  Net  Loss  per  Share:
-------------------------------------------

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Note  3  -  Going  Concern:
            ---------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $9,634,545, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort toward obtaining additional equity financing through various private placements and evaluation of its distribution and marketing methods.


Note  4  -  Accounts  Payable  and  Accrued  Expenses:
            ------------------------------------------

Accounts  payable  and  accrued expenses  are  comprised of the following as of:

                              December  31,          December  31,
                                   2004                  2003
                                   ----                 ----
          Accounts  Payable    $  379,841           $   655,334
          Accrued  Payroll         12,355                   -0-
          Payroll  Tax  Payable   368,192               122,749
          Accrued  Expenses       388,040               754,810
                                -----------          ------------
                               $1,148,428            $1,532,893
                                ===========          ============

Note  5  -  Note  Payable:
            --------------

The Company contracted a $500,000 note payable in March 2004 in connections with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installments of $42,804, maturing in April 2005. The balance outstanding as of December 31, 2004 is $85,075.

Note  6  -  Related  Party  Transactions:
            -----------------------------

The Company has an unsecured, non-interest bearing note, due on demand, to an officer. The balance outstanding as of December 31, 2004 and 2003, is $120,580 and $163,691, respectively.


Note  7  -  Federal  Income  Taxes:
            -----------------------

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2004, the Company incurred net operating losses for tax purposes of $2,600,000 approximately. The net operating loss carry forward may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.



Note  8  -  Commitments  &  Contingencies:
            ------------------------------

Litigation:
-----------

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics, Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal services. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor
(i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff refiled the complaint. Although the Company will continue to oppose the action the Company and its current management have begun settlement discussions with the plaintiff.

On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated
November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Although, management of the Company intends to oppose the claims, the Company's current management plans to begin settlement discussions with the plaintiff.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiary. Management does not believe implication of these litigations will have any other material impact on the Company's financial statements.

Note  9  -  Stockholder's  Equity:
            ----------------------

During the year ended December 31, 2004, the Company issued shares of its common stock, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

130,549 shares of common stock valued at $500,000 were issued for the acquisition of its subsidiary Del Mar Systems International, Inc.

The Company issued 8,000 shares of common stock to a shareholder for conversion of a Promissory Note amounting to $40,003.

The Company issued 138,106 shares of common stock valued at $421,949 for conversion of debenture amount of $430,900. The difference of the value of the stock issued and debenture amount of $8,951 was charged as a loss on conversion.

The Company was to issue 11,462 shares of common stock valued a5 $32,094 for conversion of debenture amount of $32,552 to a related party, a major shareholder of the Company. The difference of the value of the stock to be issued and debenture amount of $458 was charged as a loss on conversion.

The Company issued 50,000 shares of common stock to a consultant for services rendered valued at $195,004. The Company issued 6,410 shares of common stock for a consideration of $24,362.

On September 30, 2004, the Company announced a 2 for 1 forward stock split of its common stock. The Company's authorized shares remain the same. The financial statements have been retroactively restated for the effects of the stock split.

Note  10  -  Convertible  Debentures:
             ------------------------

During the period ended March 31, 2004, the Company issued $570,500 debentures to a majority of shareholder of the Company. $160,500 carrying an interest rate of 8% per annum, due 2009. $410,000 carry an interest rate of 6% per annum due in 2008 and 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid price for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. Principle payments on these debentures of $52,382 were made in 2004.

During the period ended June 30, 2004, the Company issued $100,000 debentures to a majority shareholder of the Company. Each debenture carries an interest rate of 8% per annum, due in March 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be to the nearest whole share. These debentures were paid in full in 2004.

During the period ended September 30, 2004, the Company issued $240,000 debentures to a majority shareholder of the Company. Each debenture carries an interest rate of 8% per annum, due in 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be to the nearest whole share. A principle payment of $25,000 was made on these debentures in 2004.

During the period ended December 31, 2004, the Company issued $1,134,600 debentures to a majority shareholder of the Company. Each debenture carries an interest rate of 8% per annum, due in 2009. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be to the nearest whole share.

Note  11  -  Basic  and  Diluted  Net  Loss  Per  Share:
             ------------------------------------------

Basic and diluted net loss per share for the twelve-month period ended December 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note  12  -  Supplemental  Disclosures  of  Cash  Flows:
             -------------------------------------------

The Company paid interest of $22,918 during the year ended December 31, 2004. The Company paid income taxes of $1,600 during the year ended December 31, 2004.

Note  13  -  Acquisition  of  Del  Mar  Systems  International,  Inc.:
           -----------------------------------------------------------

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of San Diego area based telecommunications solutions firm Del Mar Systems International, Inc. on March 1, 2004 for $1 million structured as a
(i) $500,000 12 month 5% note consisting of 12 equal monthly installments of $42,804 and (ii) $500,000 in shares of the Company's restricted common stock.


Note  14  -  Accounting  Change:
             -------------------

During 2004, the Company changed its method of accounting for long-term contracts from the completed-contract method to the percentage-of-completion method. The Company believes that the percentage-of-completion method more accurately reflects periodic results of operation. The effect of this change was to decrease the net loss for 2004 by approximately $45,000. The Company believes this change in its accounting policies has an immaterial effect on the financial statements taken as a whole, for the year ended December 31, 2004, and as such, has determined that retroactive restatement of the results of operations for 2003 is unnecessary due to materiality considerations.


Note  15  -Subsequent  Events:
           -------------------


The Company purchased 100% of the outstanding shares of Com Services, Inc., a California corporation, on January 17, 2005. Com Services, Inc. provided similar services as the Company and maintained a solid customer list. The purchase price was $430,000, of which $50,000 was paid in cash, $200,000 was paid in Company stock, issued at market value, and $180,000 in promissory notes payable over a two year period, with interest at 6%. Below is the unaudited condensed balance sheet of Com Services, Inc. as of January 17, 2005, which is prepared only to present the major asset captions for which the Company has applied the purchase price of $430,000 towards.

     Accounts  receivable               $  142,073
     Fixed  Assets                          56,032
     Goodwill                              331,895
     Bank Line of Credit                  (100,000)
                                           -------
     Total  assets and liabilities      $  430,000
                                        ==========

On March 7, 2005, Jeffrey R. Hultman replaced Michael Cummings as CEO. Additionally, Michael Rosenthal assumed the CFO position on March 7, 2005.


Note  16  -  Financial  Accounting  Developments:
             ------------------------------------

Recently  issued  Accounting  Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company doe not have any interest in any VIE.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149did not materially effect the financial statements.

In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS NO. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that, "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 5, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the current Chief Executive Officer and the Chief Financial Officer, both of whom were appointed in March of 2005, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over revenue recognition for certain of our contracts was deficient.

This deficiency in our internal controls related to improper recognition of revenue prior to final completion of certain contracts and recognizing revenue in amounts greater than the proportion of project completion, and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to revenue recognition. The first deficiency related to revenue recognition of partially complete projects when the accounting approach to revenue recognition then in place only allowed recognition after the project was complete. The second deficiency related to revenue recognition on a number of accounts, whereby the company had generated an invoice in its accounting software for more than it was eligible to bill, recognizing revenues and A/R in the process. These invoices were not sent to the customer. Rather, when the project reached a percent complete where the company was eligible for progress billing, a smaller invoice was generated which was actually sent to the customer for these accounts. These progress billings were not captured in the accounting software as revenue or A/R as the larger one already had been captured. It should be noted that this occurred beginning in May of 2004, through the end of the year, and was not done on all accounts, but selectively.

The majority of the improper revenue recognition was detected in the review process and was not included in our financial statements filed with the SEC or otherwise publicly disclosed. We are in the process of improving our internal controls over financial reporting regarding these contracts in an effort to remediate this deficiency providing additional training on complex revenue recognition principles for our accounting staff and establishing additional policies and procedures related to revenue recognition. We have already implemented personnel changes and added a new Chief Financial Officer. In addition, access to the company's accounting software has been limited, a review process has been added for all invoices prior to their release, functional responsibility and accountability for employees has been clarified, and redundancy of accounting functions has been eliminated. Additional work is needed to fully remedy this deficiency and we intend to continue our efforts to improve and strengthen our control processes and procedures.

Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.


ITEM  8B.  OTHER  INFORMATION.

None.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 1, 2004, of our executive officers and directors.

NAME                              AGE          POSITION

Jeffrey R. Hultman                 65          Chief  Executive  Officer,
                                               Director

Michael  A.  Novielli              40          Chairman  of  the  Board of
                                               Directors

Michael V. Rosenthal               44          Chief Financial Officer

Douglas  H.  Leighton              36          Director

Theodore  Smith                    28          Director

Michael Cummings                   41          Director

BIOGRAPHIES  OF  OFFICERS,  DIRECTORS  AND  SIGNIFICANT  EMPLOYEES

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

MICHAEL A. NOVIELLI has served as our director and Chairman since April 2003. Mr. Novielli is a Managing Partner of Boston-based venture capital firm Dutchess Capital Management, LLC and affiliate Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of companies in the portfolios of Dutchess Private Equities Funds LP and Dutchess Private Equities Fund LP II. His areas of expertise include; business development, finance, legal, accounting and regulatory compliance. Mr. Novielli received his B.S. in Business from the University of South Florida in 1987. Mr. Novielli also serves as a director for several other publicly traded companies.

JEFFREY R. HULTMAN joined our Advisory Board in December 2004. In March 2005, Mr. Hultman was appointed Chief Executive Officer and director. From 1987 to 1991, Mr. Hultman served as Chief Executive Officer of Pac Tel Cellular where he managed Pac Tel cellular properties in the United States and oversaw operations and business development . In 1991 Mr. Hultman became CEO of Dial Page, Inc. a wireless provider throughout the Southeast, offering paging and digital mobile telephone services. Ultimately, Mr. Hultman converted a series of limited partnerships into a corporation and took Dial Page public leading four public offerings. In August 1995, he negotiated the sale of the paging business to MobileMedia Communication, Inc. and a merger of subsidiary Dial Call with Nextel Communications, Inc. in February 1996. Mr. Hultman attained his Bachelor of Science Degree in Agricultural Economics in 1961 and Master of Science Degree, in Business Management in 1962, at the University of California, Davis. He currently serves a director on the board of several organizations including Comarco Inc., an Irvine, CA-based wireless performance engineering and publicly traded company.

MICHAEL V. ROSENTHAL has served as our Chief Financial Officer since March 2005. From 2003 to 2004 Mr. Rosenthal served as Chief Financial Officer for EdgeFocus, Inc., a start-up broadband company, which offers high-speed Wi-Fi internet access to apartment residents. Mr. Rosenthal was General Manager of the Texas Region for Cellular One from 2000 to 2002 and was Executive Director, overseeing the prcing and roaming functions for Cellular One from 1998 to 2000 From 1989-1998 Mr. Rosenthal served in several positions including Executive Director with Primco PCS JV and Airtouch Cellular (both now Verizon Wireless) where he was responsible for coverage strategy, affiliate and roaming partner negotiations, capital allocation strategy, and evaluation of resale. Mr. Rosenthal received a M.B.A. in Finance from The W.P. Carey School at Arizona State University and a M.A. in Telecommunications from George Washington University. In addition, he received a B.S. in Economics at Arizona State
University.  He  also  successfully  completed the Stanford University Executive
Program  in  Advanced  Management.

DOUGLAS LEIGHTON has served as our director since April, 2003Mr. Leighton is a Managing Partner of Boston-based venture capital firm Dutchess Capital Management, LLC and affiliate Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund LP and Dutchess Private Equities Fund LP II. Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management. Mr. Leighton holds a BS/BA in Economics & Finance from the University of Hartford. Mr. Leighton also serves as a director for several other publicly traded companies.

THEODORE SMITH has served as our director since April 2003. Mr. Smith serves as Executive Vice President of Dutchess Advisors LLC, whom he joined in 1998 and is a liaison between Dutchess Capital Management, LLC on behalf of Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund LP II and senior management of companies in the Fund's portfolio. Prior to joining Dutchess in 1998, Mr. Smith was a principal at Geneva Atlantic Capital, LLC where he focused on assisting corporate clients with SEC compliance matters, business plan preparation and presentation and capital markets financing. Mr. Smith received his BS in Finance and Marketing from Boston College. Mr. Smith also serves as a director of several public as well as private companies.

MICHAEL CUMMINGS was a founder of Network Installation Corp and served as our Chief Executive Officer from May 2003 until March 2005. He has served as a director since May 2003. He previously founded and served as President of Network Installation Corp. from 1997 to 2003. During the period from 1999-2001, Mr. Cummings purchased a controlling interest in Tri-City Datatel, Inc., a designer and installer of networking systems. Mr. Cummings sold his interest in 2001. In 1983, Mr. Cummings attended Goldenwest College for Business Law.

BOARD  OF  DIRECTORS

We currently have five members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT  COMMITTEE

We do not have an Audit Committee. Our full board performs the functions usually delegated to an Audit Committee. Mr. Novielli, the Chairman of the Board of Directors qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(a)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2004. Four Form 3s were filed late. The purpose of the Form 3s was to disclose initial reports of ownership for Douglas Leighton, Michael Novielli, Michael Cummings and Theodore Smith. The Form 3s did not report any transactions. Except for these four late filings, we believe that all other Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to our Report on Form 10-KSB for the year ended December 31, 2003 as
Exhibit  14.1.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2004. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.




                               ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                              --------------------                     -----------------------
                                                          AWARDS                                     PAYOUTS
                                                         -----------                           -------------------
NAME AND PRINCIPAL        YEAR(1)   SALARY       BONUS    OTHER     RESTRICTED   SECURITIES    LTIP       ALLOTHER
POSITION                              ($)          ($)    ANNUAL    STOCK        UNDERLYING    PAYOUT($)  COMP.($)
                                                          COMP ($)  AWARDS       OPTIONS/SARS

Michael Cummings, Chief       2003  $100,000           0                                                  152,700 (2)
Executive Officer(1)

                              2004  $192,000           0

(1)  Mr.  Cummings  became  our  Chief  Executive  Officer  in  May  2003.

(2) Mr. Cummings received 100,000 shares of common stock valued at $1.527 per share as compensation for serving on the Board of Directors.

We appointed Jeff Hultman as our Chief Executive Officer on March 8, 2005. We executed an employment agreement with Mr. Hultman in March 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Hultman and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Hultman an amount equal to payment at Mr. Hultman's base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Hultman. Mr. Hultman currently earns a gross salary of $16,000 per month and retains a warrant to purchase 2.5 million shares of our common stock at .10 per share. subject to a vesting schedule and leakout agreement. Additionally, Mr. Hultman received a warrant to purchase 55,000 shares at .10 per share,subject to a vesting period and leakout agreement, pursuant to a consulting agreement in December 2004, prior to his appointment as CEO.

DIRECTORS  COMPENSATION

We do not have a formal plan to compensate directors. None of our directors have been compensated for the duties in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2004 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2002 fiscal year and (iv) all of our directors and current executive officers as a group:

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





NAME AND ADDRESS
OF BENEFICIAL OWNER (1)                                                           BENEFICIALLY OWNED   OWNED OF CLASS(2)

Michael A. Novielli                                                                       5,465,162 (3) (2)23.27%
Douglas Leighton                                                                          5,465,162 (3)    23.27%
Theodore Smith                                                                                    0 (3)
Michael Cummings                                                                         10,760,000        45.82%
Dutchess Private Equities, L.L.P, 312 Stuart Street, 3rd Floor, Boston, MA 02116.         5,465,162 (3)    23.27%
Dutchess Advisors, Ltd., 312 Stuart Street, 3rd Floor, Boston, MA 02116                   5,465,162 (3)    23.27%
All directors and current executive officers as a group (4 Persons)                      16,225,162        69.09%

(1)  The  address  of  all  individual  directors  and executive officers is c/o
Network  Installation  Corporation,  15235  Alton  Parkway, Suite 200 Irvine, CA
92618

(2) The number of shares of common stock issued and outstanding on December 31, 2004 was 23,483,873 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2004, plus shares of common stock subject to options held by such person on December 31,2004 and exercisable within 60 days thereafter.

(3) Two of our directors, Michael Novielli, who is also our Interim Chief Financial Officer, and Douglas Leighton, are the principals of Dutchess
Advisors. Messrs. Novielli and Leighton are also the principals of Dutchess Capital Management LLC, which is the general partner to Dutchess Private Equities Fund. Our director, Theodore Smith, is the Executive Vice President of Dutchess Advisors, LLC. Dutchess Advisors owns 1,400,000 shares of our common stock. Dutchess Private Equities Fund owns 4,065,162 shares of our common stock. Messrs. Novielli and Leighton share voting and dispositive power over the shares of our common stock held by Dutchess Advisors and Dutchess Private Equities Fund.

No options, warrants or other stock rights have been issued to the officers other than as disclosed above.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On February 27, 2004, we issued convertible debentures of $260,000 to Dutchess Private Equities Fund for forgiveness of Promissory Notes on December 17, 2003 ($35,000), January 9, 2004 ($125,00), February 2, 2004 ($75,000), and February
5, 2004 ($25,000) due and payable on their respective dates. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at Dutchess' option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On March 1, 2004, we issued convertible debentures of $155,500 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On March 31, 2004, we contracted the issuance for convertible debentures of $155,000 to Dutchess Private Equities Fund, II, which were funded on April 1, 2004. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest. The convertible debentures are convertible into shares of our common stock. The debentures were funded on April 1, 2004. To date the company owes $58,365.

On April 8, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock. The debenture has been paid off in full and there is no further obligation for this debenture.

On April 13, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock. The debenture has been paid off in full and there is no further obligation for this debenture.

On September 24, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities II. The debentures face value was discounted by 20%. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest. On September 24, 2004, in conjunction with the financing, Dutchess Private Equities II issued 200,000 warrants with a strike price at $1.75.

On October 21, 2004, we issued convertible debentures of $45,600 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest.

On November 2, 2004, we issued convertible debentures of $120,000 to Dutchess Private Equities II. The debentures face value was discounted by 20%. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest.On November 2, 2004, in conjunction with the financing, Dutchess Private Equities II issued 120,000 warrants with a strike price at $1.75.

On November 9, 2004, we issued convertible debentures of $36,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest. On November 9, 2004, in conjunction with the financing, Dutchess Private Equities II issued 36,000 warrants with a strike price at $1.75.

On December 1, 2004, we issued convertible debentures of $540,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%.The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest. On December 1, 2004, in conjunction with the financing, Dutchess Private Equities Fund issued 540,000 warrants with a strike price at $1.73.


On December 9, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%.The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest. On December 9, 2004, in conjunction with the financing, Dutchess Private Equities Fund issued 240,000 warrants with a strike price at $1.90.


On December 22, 2004, we issued convertible debentures of $153,000 to Dutchess Private Equities Fund. The debentures face value was discounted by 20%. The debentures convert into common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest. On December 22, 2004, in conjunction with the financing, Dutchess Private Equities Fund issued 150,000 warrants with a strike price at $1.83.

ITEM  13.  EXHIBITS.

NUMBER  DESCRIPTION

3.1 Articles of Incorporation, dated March 24, 1998 (included as exhibit 3.1 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.2 By-laws, dated March 24, 1998 (included as exhibit 3.2 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.3 Amendment to By-laws, dated May 6, 1999 (included as exhibit 3.2.2 to the Form 10-SB filed May 14, 1999, and incorporated herein by reference).

3.4  Certificate  of Amendment of Articles of Incorporation (included as exhibit
3.2 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.5  Certificate  of Amendment of Articles of Incorporation (included as exhibit
3.3 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.6 Certificate of Amendment to Articles of Incorporation, dated January 10, 2003 (included as exhibit 3.3 to the Form 10-KSB filed April 15, 2003, and incorporated herein by reference).

3.7  Certificate  of  Amendment  to the Certificate of Incorporation, dated June
26, 2003 (included as exhibit 4.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

4.1 Warrant #101 issued to C.C.R.I. Corp., dated September 29, 2003 (included as exhibit 4.1 to the Form SB-2 filed October 16, 2003, and incorporated herein by reference).

4.2 Warrant #102 issued to C.C.R.I. Corp., dated September 29, 2003 (included as exhibit 4.2 to the Form SB-2 filed October 16, 2003, and incorporated herein by reference).

4.3 Convertible Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund LP, dated February 27, 2004 (included as exhibit 4.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.4 Form of Debenture between the Company and Dutchess Private Equities Fund LP, dated March 1, 2004 (included as exhibit 4.2 to the Form 10-QSB filed May
24,  2004,  and  incorporated  herein  by  reference).

4.5 Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated March 31, 2004 (included as exhibit 4.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.6 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated March 31, 2004 (included as exhibit 4.3 to the Form 10-QSB filed May 24, 2004).

4.7 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 8, 2004 (included as exhibit 4.9 to the Form 10-QSB filed August 23, 2004).

4.8 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 13, 2004 (included as exhibit 4.10 to the Form 10-QSB filed August 23, 2004).

4.9 Form of Warrant, dated May 18, 2004 (included as exhibit 4.6 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

4.10 Form of Warrant, dated May 26, 2004 (included as exhibit 4.7 to the Form SB-2 filed July 27, 2004, and incorporated herein by Reference).

4.11 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated September 25, 2004 (included as exhibit 4.11 to the Form 10-QSB filed November 22, 2004).

4.12 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated October 21, 2004 (filed herewith).

4.13  Form  of  Warrant,  dated  October  21,  2004  (filed  herewith)

4.14 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund dated November 2, 2004 (filed herewith).

4.15  Form  of  Warrant,  dated  November  2,  2004  (filed  herewith)

4.16 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, dated November 9, 2004 (filed herewith).

4.17  Form  of  Warrant,  dated  November  9,  2004  (filed  herewith)

4.18 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, dated December 1, 2004 (filed herewith).

4.19  Form  of  Warrant,  dated  December  1,  2004  (filed  herewith)

4.20 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, dated December 9, 2004 (filed herewith).

4.21  Form  of  Warrant,  dated  December  9,  2004  (filed  herewith)

4.22 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, dated December 22, 2004 (filed herewith).

4.23  Form  of  Warrant,  dated  December  22,  2004  (filed  herewith)

10.1 Reseller Agreement between the Company and Vivato, Inc., dated August 14, 2002 (included as exhibit 10.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.2 Short Term Rental Agreement between the Company and Vidcon Solutions Group, Inc., dated February 5, 2003 (included as exhibit 10.3 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.3 Consulting Agreement between the Company and Dutchess Advisors, LLC, dated April 1, 2003 (included as exhibit 10.3 to the Form 8-K filed April 23, 2003, and incorporated herein by reference).

10.4 Restructuring and Release Agreement between the Company, Dutchess Advisors LLC, Dutchess Capital Management LLC, Michael Novielli, Western Cottonwood Corporation, Atlantis Partners, Inc., John Freeland, Greg Mardock, and VLK Capital Corp., dated April 9, 2003 (included as exhibit 10.2 to the Form 8-K filed April 23, 2003, and incorporated herein by reference).

10.5 Stock Purchase Agreement between the Company and Michael Cummings, dated May 16, 2003 (included as exhibit 2.1 to the Form 8-K filed June 13, 2003, and incorporated herein by reference).

10.6 Consulting Agreement between the Company and Marketbyte, LLC, dated July 24, 2003 (included as exhibit 10.8 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.7 Motorola Reseller Agreement between the Company and Motorola, Inc., dated August 18, 2003 (included as exhibit 10.2 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.8 Investment Agreement between the Company and Preston Capital Partner, LLC, dated January 21, 2004 (included as exhibit 10.7 to the Form SB-2 filed January 21, 2004 and incorporated herein by reference).

10.9 Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated January 21, 2004 (included as exhibit 10.8 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

10.10 Placement Agent Agreement between the Company and Park Capital Securities, LLC, dated January 21, 2004 (included as exhibit 10.9 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

10.11 Premier Reseller Agreement between the Company and Aruba Wireless Networks, Inc., dated January 29, 2004 (included as exhibit 10.10 to the Form SB-2/A filed February 9, 2004, and incorporated herein by reference).

10.12 Investor Relations Service Agreement between the Company and Eclips Ventures International, dated February 2, 2004 (included as exhibit 10.9 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.13 XO Communications, Inc. Agent Agreement between the Company and XO Communications, Inc., dated March 8, 2004 (included as exhibit 10.13 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.14 Mpartner Independent Agent Agreement between the Company and Mpower Communications Corp., dated March 23, 2004 (included as exhibit 10.10 to the Form SB-2 filed on July 27, 2004, and incorporated herein by reference).

10.15 Sales Agent Agreement between the Company and PAETEC Communications, dated March 23, 2004 (included as exhibit 10.11 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.16 Qwest Services Corporation Master Representative Agreement between the Company and Qwest Services Corp., dated March 23, 2004 (included as exhibit
10.12 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.17 Lease Agreement - Las Vegas location between the Company and HQ Global Workplaces, dated January 2, 2004 (included as exhibit 10.8 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.18 Lease Agreement - Los Angeles location between the Company and HQ Global Workplaces, dated March 1, 2004 (included as exhibit 10.15 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.19 Lease Agreement - Gold River location between the Company and HQ Global Workplaces, dated May 20, 2004 (included as exhibit 10.16 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.20 Lease Agreement - Scottsdale location between the Company and HQ Global Workplaces, dated June 1, 2004 (included as exhibit 10.17 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.21 Lease Agreement - Seattle location between the Company and HQ Global Workplaces, dated June 1, 2004 (included as exhibit 10.18 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.22 Promissory Note Agreement between the Company and Stephen Pearson, for the acquisition of Del Mar Systems, Inc., dated March 1, 2004 (included as exhibit 10.19 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.23 Promissory Note between the Company and Dutchess Private Equities Fund, dated December 17, 2003 (included as exhibit 10.20 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.24 Promissory Note between the Company and Dutchess Private Equities Fund, dated January 9, 2004 (included as exhibit 10.21 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.25 Promissory Note between the Company and Dutchess Private Equities Fund, dated February 2, 2004 (included as exhibit 10.22 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.26 Promissory Note between the Company and Dutchess Private Equities Fund, dated February 5, 2004 (included as exhibit 10.23 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.27 Employment Agreement between the Company and Robert W. Barnett, dated January 19, 2004 (included as exhibit 10.25 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.28 Promissory Note between the Company and Michael Cummings, dated December 30, 2003 (included as exhibit 10.26 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.29 Promissory Note between the Company and Michael Cummings, dated March 15, 2004 (included as exhibit 10.27 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.30 Territory License Agreement between the Company and 5G Wireless Communications, Inc., dated February 2004 (included as exhibit 10.27 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.31 Lease Agreement between the Company and Alton Plaza Property, Inc., dated June 29, 2004 (included as exhibit 10.28 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.32 Stock Purchase Agreement between the Company, Raymond Mallory, and Will Stice, dated January 17, 2005 (included as exhibit 2.1 to the Form 8-K filed January 24, 2005, and incorporated herein by reference).

10.33 Employment Agreement between the Company and Jeffrey R. Hultman, dated March 7, 2005 (included as exhibit 99.2 to the Form 8-K filed March 9, 2005, and incorporated herein by reference).

10.34 Employment Agreement between the Company and Michael V. Rosenthal, dated March 14, 2005 (included as exhibit 99.2 to the Form 8-K filed March 14, 2005, and  incorporated  herein  by  reference).

14.1 Code of Ethics (included as exhibit 21.1 to the Form 10-KSB filed April 9, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as exhibit 21.1 to the Form 10-KSB filed April 9, 2004, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

The Company incurred fees to our auditors, Kabani & Co. and Rose, Snyder and Jacobs, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003 and, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2004 were $75,589.


TAX  FEES

None

ALL  OTHER  FEES

Kabani & Company, Inc. billed us $5,000 related to a registration statement on Form SB-2.

The  Board  of  Directors  Pre-approval  Policy  and  Procedures

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Kabani & Company, Inc.'s independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on May 6, 2005.


Network  Installation  Corporation



          /s/  Jeffrey R.  Hultman
By:       Jeffrey R.  Hultman
          Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company

Signature
Name                                       Title                    Date
/s/  Jeffrey R.  Hultman
Jeffrey R.  Hultman                 Director  and                 May 6, 2005
                                    Chief  Executive  Officer

/s/  Michael V. Rosenthal
Michael  V. Rosenthal               Chief  Financial  Officer     May 6, 2005


/s/  Douglas  Leighton
Douglas  Leighton                   Director                      May 6, 2005


/s/  Theodore  Smith
Theodore  Smith                     Director                      May 6, 2005


/s/  Michael A. Novielli
Michael A. Novielli                 Director                      May 6, 2005


/s/  Michael Cummings
Michael Cummings                    Director                      May 6, 2005