Form 10KSB/A
period 2004-12-31
NETWORK INSTALLATION CORP
filed 2005-05-09
CIK 1069778

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

Jaspers Hall & Johnson
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on May 9, 2005.


Network  Installation  Corporation



          /s/  Jeffrey R.  Hultman
By:       Jeffrey R.  Hultman
          Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company

Signature
Name                                       Title                    Date
/s/  Jeffrey R.  Hultman
Jeffrey R.  Hultman                 Director  and                 May 9, 2005
                                    Chief  Executive  Officer

/s/  Michael V. Rosenthal
Michael  V. Rosenthal               Chief  Financial  Officer     May 9, 2005


/s/  Douglas  Leighton
Douglas  Leighton                   Director                      May 9, 2005


/s/  Theodore  Smith
Theodore  Smith                     Director                      May 9, 2005


/s/  Michael A. Novielli
Michael A. Novielli                 Director                      May 9, 2005


/s/  Michael Cummings
Michael Cummings                    Director                      May 9, 2005