Form 10QSB
period 2005-03-31
NETWORK INSTALLATION CORP
filed 2005-05-24
CIK 1069778

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION


                              Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________

                        Commission file number 000-25499

                        NETWORK INSTALLATION CORPORATION
                        --------------------------------


        (Exact name of small business issuer as specified in its charter)


                 Nevada                          88-0390360
          --------------------            -----------------------
       State  or  other  jurisdiction  of           (IRS  Employer
       Incorporation  or  organization        Identification  Number)

  15235  Alton  Parkway,  Suite  200,  Irvine,  CA                   92618
--------------------------------------------------              ----------------
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

As of May 2, 2005 there were 21,057,813 shares of Common Stock issued and outstanding, $0.001 par value.



TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                         PAGE

UNAUDITED  CONSOLIDATED  BALANCE  SHEET                                1

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS                    2

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                   3

                                 Network Installation Corp.
                                Consolidated Balance Sheets


                                                                 March 31,      December 31,
                                                                   2005            2004
                                                               (Unaudited)
                                                               -------------  --------------
ASSETS

   Current Assets:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    213,729   $  1,732
      Accounts Receivable . . . . . . . . . . . . . . . . . .       776,155    500,833
      Allowance for Doubtful Accounts . . . . . . . . . . . .       (95,486)   (95,486)
      Inventory . . . . . . . . . . . . . . . . . . . . . . .        44,786       -
      Other Current Asset . . . . . . . . . . . . . . . . . .            97       -
      Prepaid Expenses. . . . . . . . . . . . . . . . . . . .        34,375    595,812
                                                               -------------  --------------

         Total Current Assets . . . . . . . . . . . . . . . .       973,656  1,002,891
                                                               -------------  --------------

   Fixed Assets:
      Vehicles. . . . . . . . . . . . . . . . . . . . . . . .        48,515       -
      Equipment . . . . . . . . . . . . . . . . . . . . . . .        18,708       -
      Furniture and Fixtures. . . . . . . . . . . . . . . . .        46,098     46,098
                                                               -------------  --------------
                                                                    113,321     46,098
      Less: Accumulated Depreciation. . . . . . . . . . . . .       (43,585)   (9,937)
                                                               -------------  --------------

         Total Fixed Assets . . . . . . . . . . . . . . . . .        69,736     36,161
                                                               -------------  --------------

   Other Assets:
      Goodwill. . . . . . . . . . . . . . . . . . . . . . . .       594,738       -
      Security Deposits . . . . . . . . . . . . . . . . . . .        20,690     19,916
                                                               -------------  --------------

         Total Other Assets . . . . . . . . . . . . . . . . .       615,428     19,916
                                                               -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  1,658,820 $1,058,968
                                                               =============  ==============


LIABILITIES ANDSTOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable & Accrued Expenses . . . . . . . . . .     1,424,490  1,148,427
      Bank Line of Credit . . . . . . . . . . . . . . . . . .       101,220      -
      Notes Payable . . . . . . . . . . . . . . . . . . . . .       174,920     85,075
      Notes Payable - Stockholder . . . . . . . . . . . . . .       105,580    120,580
                                                               -------------  --------------

         Total Current Liabilities. . . . . . . . . . . . . .     1,806,210  1,354,082
                                                               -------------  --------------

   Long-Term Debt:
      Notes Payable . . . . . . . . . . . . . . . . . . . . .        97,500          0
      Convertible Debentures - Long-Term Debt . . . . . . . .     1,782,546  1,582,517
                                                               -------------  --------------

      Total Long-Term Debt. . . . . . . . . . . . . . . . . .     1,880,046  1,582,517
                                                               -------------  --------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares. . . . . .        23,484     23,484
        authorized, 23,483,873 shares issued and outstanding
     Additional Paid-in Capital . . . . . . . . . . . . . . .    14,727,250  7,617,181
     Subscriptions Receivable . . . . . . . . . . . . . . . .       (30,600)      -
     Shares to be issued. . . . . . . . . . . . . . . . . . .       117,217    116,249
     Treasury Stocks (Net). . . . . . . . . . . . . . . . . .        (2,500)      -
     Accumulated Deficit. . . . . . . . . . . . . . . . . . . (16,862,287)  (9,634,545)
                                                               -------------  --------------

         Total Stockholders' Equity (Deficit) . . . . . . . .  (2,027,436)  (1,877,631)
                                                               -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 1,658,820 $ 1,058,968
                                                               =============  ==============

See Accountants Review Report





                                 Network Installation Corp.
                                Consolidated Statement of Operations
                                        (Unaudited)



                                                   Three-Months Ended
                                                      March 31,
                                          --------------------------------
                                                         2005        2004
                                          --------------------  ----------

REVENUE:
    Revenue. . . . . . . . . . . . . . .  $           750,716   $ 510,522
                                          --------------------  ----------

Total Income . . . . . . . . . . . . . .              750,716     510,783
                                          --------------------  ----------

   Cost of Goods Sold. . . . . . . . . .              424,078     320,220
                                          --------------------  ----------

      Net Income . . . . . . . . . . . .              326,638     190,302
                                          --------------------  ----------

COSTS AND EXPENSES:
   Investor Relations. . . . . . . . . .              347,318      40,030
   Office Salaries . . . . . . . . . . .              210,255      30,841
   Officer Compensation. . . . . . . . .            6,575,426      77,666
   Professional Fees . . . . . . . . . .               29,342     100,847
   Telephone . . . . . . . . . . . . . .               19,973      10,022
   Insurance . . . . . . . . . . . . . .               12,978      21,402
   Consulting Fees . . . . . . . . . . .               33,188     134,069
   Rent. . . . . . . . . . . . . . . . .               36,064      10,250
   Travel. . . . . . . . . . . . . . . .               14,418      12,825
   Payroll Taxes . . . . . . . . . . . .               16,774       1,073
   Depreciation. . . . . . . . . . . . .                4,869         750
   Other Operating Expenses. . . . . . .               81,598     145,258
                                          --------------------  ----------

TOTAL EXPENSES . . . . . . . . . . . . .            7,382,203     585,033
                                          --------------------  ----------

NET LOSS FROM OPERATIONS . . . . . . . .           (7,055,565)   (394,731)
                                          --------------------  ----------

OTHER INCOME/EXPENSES
   Interest Expense. . . . . . . . . . .             (172,177)   (151,390)
                                          --------------------  ----------

TOTAL OTHER INCOME/EXPENSE . . . . . . .             (172,177)   (151,390)
                                          --------------------  ----------

NET INCOME (LOSS). . . . . . . . . . . .           (7,227,742)   (546,122)
                                          ====================  ==========

BASIC AND DILUTED LOSS PER COMMON SHARE.              $ (0.31)  $   (0.04)
                                          ====================  ==========

See Accountants Review Report




                                 Network Installation Corp.
                           Consolidated Statement of Cash Flows
                                        (Unaudited)

                                                              Three-Months Ended
                                                                   March 31,
                                                       ----------------------------------
                                                                      2005          2004
                                                       --------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Profit . . . . . . . . . . . . . . . . . . . .  $        (7,227,742) $(545,122)
   Stock issued for services and debt reduction . . .            6,487,772    195,000
   Beneficial conversion feature expense. . . . . . .             (170,250)   135,125
   Stock rescinded. . . . . . . . . . . . . . . . . .             (530,590)        -
   Stock warrants issued for debt inducement. . . . .              109,342         -
   Stock issued for acquisition . . . . . . . . . . .              200,000         -
   Depreciation . . . . . . . . . . . . . . . . . . .               33,648      2,250
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Changes in operating assets and liabilities
      Increase in Accounts Payable. . . . . . . . . .              276,063   (250,622)
      (Increase) in Accounts Receivable . . . . . . .                  (97)   272,173
      (Increase) Decrease in Prepaid Expenses . . . .              561,437    (92,500)
      (Increase) Decrease in Other Assets . . . .                       -      (2,172)
      Increase (Decrease) in Deferred Revenues . . . .                  -    (202,055)


                                                       --------------------  ------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . .             (260,417)  (324,190)
                                                       --------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Inventory. . . . . . . . . . . . . . .              (44,786)   164,013
   Purchase of Goodwill . . . . . . . . . . . . . . .             (594,738)       -
   Purchase of property and equipment . . . . . . . .              (67,223)       -
                                                       --------------------  ------------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES . . .             (706,747)   164,013
                                                       --------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments made on Notes Payable - Stockholder. . .              (15,000)       -
    Proceeds from Notes Payable . . . . . . . . . . .                    -     17,271
    Proceeds from Factor         . . . . . . . . . . .                   -     (3,297)
Proceeds from Notes Payable . . . . . . . . . . .                  288,566        -
    Proceeds from Long-Term borrowing . . . . . . . .              200,029    426,989
    Payments on Notes Payable . . . . . . . . . . . .               (1,181)  (116,720)
                                                       --------------------  ------------

NET CASH USED FOR FINANCING ACTIVITIES. . . . . . . .              472,414    324,243
                                                       --------------------  ------------

NET INCREASE IN CASH & CASH EQUIVALENTS . . . . . . .              211,997       (667)

BEGINNING CASH & CASH EQUIVALENTS . . . . . . . . . .                1,732        667
                                                       --------------------  ------------

ENDING CASH & CASH EQUIVALENTS. . . . . . . . . . . .  $           213,729   $      0
                                                       ====================  ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest . . . . . . . . . . . . .  $               605   $      0
                                                       ====================  ============
     Cash paid for Income Taxes . . . . . . . . . . .  $            -   $         -
                                                       ====================  ============

NON-CASH TRANSACTIONS
   Stocks issued for Services & Debt reduction. . . .  $         6,487,772   $    -
   Stocks issued for Debt Inducement. . . . . . . . .  $           109,342   $    -
   Stocks rescinded or conversion feature expense . .  $          (700,840)  $    -
                                                       ====================  ============

See Accountants Review Report



                                                Network Installation Corp.
                                       Consolidated Stockholders' Equity (Deficit)
                                                    March 31, 2005
                                                     (Unaudited)

                                                                  Sub-
                                                    Addi-         scrip-      Total
                              COMMON STOCKS         tional        tions       Shares                   Accum-        Stock-
                         -------------------------  Paid-in       Receiv-     To Be      Treasury      ulated        holders'
                           # of Shares   Amount     Capital       able        Issued     Stock (Net)   Deficit        Equity
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance -
 December 31, 2003. . .     12,616,330   $ 12,616   $ 2,743,222   $       -   $116,295   $         -   $ (5,466,040)  $(2,593,907)

Recapitalization
 of stock
 for Reverse Merger . .     (2,149,500)    (2,150)        2,185           -       (35)            -              -             -
Issuance of stock
 for services . . . . .        372,383        372       365,778           -          -             -              -       366,150
Issuance of stock
 for cash . . . . . . .        745,001        745     2,234,258           -          -             -              -     2,235,003
Conversion feature expense.          -          -       511,275           -          -             -              -       511,275
Issuance of Stock
 for Acquisition. . . .        130,549        131       499,869           -          -             -              -       500,000
Conversion on
 convertible debenture.        188,365        189       706,044           -        (11)            -              -       706,222
Issuance of
 stock warrants . . . .              -          -       466,790           -          -             -              -       466,790
Forward stock split . .     11,580,745     11,581       (11,581)          -          -             -              -             -
Issuance of
 stock warrants
 Advisory Board . . . .              -          -        99,341           -          -             -              -        99,341
Net Loss for Year . . .              -          -             -           -          -             -     (4,168,505)   (4,168,505)
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance -
 December 31, 2004. . .     23,483,873     23,484     7,617,181           -    116,249             -     (9,634,545)   (1,877,631)
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------
 Conversion feature expense          -          -        52,500           -          -             -              -        52,500
Issuance of
 stock warrants . . . .              -          -       109,342           -          -             -              -       109,342
Issuance of Stock
 for Acquisition. . . .              -          -       199,891           -        109             -              -       200,000
Conversion on
 convertible debenture.              -          -        98,900           -        100             -              -        99,000
Conversion feature expense           -          -        18,750           -          -             -              -        18,750
Issuance of Stock
 warrants Officers. . .              -          -     6,476,085           -          -             -              -     6,476,085
Rescind founders stock.              -          -         1,814           -          -        (1,814)             -             -
Rescind of
 Investor shares. . . .              -          -      (529,904)          -          -          (686)             -      (530,590)
Issuance of Stock
 (Private Placement). .              -          -       682,691     (30,600)       759             -              -       652,850
Net Loss for Period .                -          -             -           -          -             -     (7,227,742)   (7,227,742)
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance -
 March 31, 2005 . . . .     23,483,873   $ 23,484   $14,727,250   $ (30,600)  $117,217   $    (2,500)  $(16,862,287)  $(2,027,436)
                         ==============  =========  ============  ==========  =========  ============  =============  ============

See Accountants Review Report








           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Network  Installation  Corp.,  Inc.



We have reviewed the accompanying balance sheet of Network Installation Corp, Inc. as of March 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We  have  previously  audited,  in  accordance  with the standards of the Public
Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 6, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
May  20,  2005




1.  DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period ended December 31, 2004 were filed on May 6, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp. ("NIC"), formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation, COM Services, Inc. ("COM"), and Del Mar Systems International, Inc. ("DMSI"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC and Flexxtech for the three months ended March 31, 2005, and the results of COM from the date of acquisition, January 17, 2005 through March 31, 2005. The historical results for the three months ended March 31, 2004 include NIC and DMSI only.

REVENUE  RECOGNITION
--------------------

In the first quarter of 2004, the Company utilized a different revenue recognition method, the completed contracts approach. This approach was changed with the 10KSB/A reporting submitted for the year ending December 31, 2004 to the percentage-of-completion method, which the Company believes better represents business activity. However, when comparing first quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods.

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


STOCK-BASED  COMPENSATION
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the three months ended March 31, 2004 and 2003.

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

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $16,862,287, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:


                     March 31, 2005
                     --------------
Accounts payable. .  $  567,560
Payroll tax payable     405,418
Litigation accrual.     110,000
Accrued expenses. .     341,512
                     ----------
                     $1,424,490
                     ==========

Payroll tax liabilities of $53,927 and $351,491, $405,418 in total, are payable for 2005 and 2004, respectively. As of the date of these financial statements, the Company is negotiating with the Internal Revenue Service to determine an installment payment plan. The Company intends to commence installment payments in 2005.

5.  BANK  LINE  OF  CREDIT  AND  NOTES  PAYABLE

The Company assumed a $100,000 revolving line of credit with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 8.75% as of March 31, 2005, and is due on demand. The balance outstanding as of March 31, 2005 was $101,220.

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installments of $42,804, maturing in April 2005. The balance outstanding as of March 31, 2005 was $85,075.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bears interest of 7.99%. The balance outstanding as of March 31, 2005 was $7,345.

The Company contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6% and is payable in monthly installments of $5,250, maturing in January 2007. The balance outstanding as of March 31, 2005 was $126,000.

The Company contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of March 31, 2005 was $54,000.

6.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE  -  CURRENT
------------------------------------------

The Company has an unsecured, non-interest bearing note, due on demand, to a former officer. The balance outstanding as of March 31, 2005, was $105,580.

During the period ended March 31, 2005, the Company issued $210,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, due in December 2010. These debentures carried a discounted price from the face value of $35,000. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2005 has been recorded in the amount of $52,500.

During the period ended March 31, 2005, the Company issued $75,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 6% per annum, due in December 2010. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2005 has been recorded in the amount of $18,750.

7.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $3,500,000. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

8.  COMMITMENTS  &  CONTINGENCIES


Litigation:
-----------

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics, Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal services. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor
(i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff refiled the complaint. Although the Company intends to continue to oppose the action in court, the Company and its current management have begun settlement discussions with the plaintiff.

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



9.  DUE  TO  FACTOR

On January 19, 2005, the Company entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund II, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. Dutchess charged $5,205 for finance charges in connection with this agreement. During the three months ended March 31, 2005, the Company collected and made payment to Dutchess on all amounts owed in connection with this agreement. Due to factor amounted to $0 as of March 31, 2005, respectively.

10.  STOCKHOLDERS'  EQUITY

EQUITY
------

During the three months ended March 31, 2005, the Company issued and agreed to issue common stock as follows:

During the three months ended March 31, 2005, the Company agreed to issue 725,389 shares of common stock to accredited investors for a total of $683,450. A total of $652,850 was received from the individual investors during the three months ended March 31, 2005. The remaining $30,600 is recorded as a stock subscription receivable as of March 31, 2005 and was received in April 2005.

During the three months ended March 31, 2005, the Company agreed to issue 108,696 shares of common stock in connection with the acquisition of COM for a total of $200,000.

During the three months ended March 31, 2005, the Company agreed to issue 100,000 shares of common stock valued at $99,000 for investor relations services to be consummated in February 2005.

During the three months ended March 31, 2005, the founder and former CEO agreed to rescind 1,814,482 shares of common stock back to the Company. These shares of common stock had been acquired by the founder and former CEO in connection with the organization of the Company. As such, the shares were originally recorded with a $0 value and have been rescinded with a $0 value.

During the three months ended March 31, 2005, a majority shareholder agreed to rescind 685,517 shares of common stock valued at $530,590 back to the Company. These shares of common stock were acquired in September 2003 by the majority shareholder in connection with various debt financings consummated in 2003 and were valued at $.774 per share at the time of issuance. Investor relations for the three months ended March 31, 2005 includes a reduction of the total expense for the period, of $530,590, recorded as a result of the rescinding of these shares of common stock.

CONVERTIBLE  DEBENTURES  -  RELATED  PARTIES
--------------------------------------------

During the period ended March 31, 2005, the Company issued $210,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, due in December 2010. These debentures carried a discounted price from the face value of $35,000. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2005 has been recorded in the amount of $52,500.

During the period ended March 31, 2005, the Company issued $75,000 debentures to a major shareholder of the Company. These debentures carry an interest rate of 6% per annum, due in December 2010. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2005 has been recorded in the amount of $18,750.

11.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2005 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid income taxes of $0 during the three months ended March 31, 2005 and 2004, respectively.

13.  ACQUISITION  OF  COM  SERVICES,  INC.

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of COM Services, Inc., a California corporation, on January 17, 2005 for $50,000 in cash, $200,000 in common stock, and notes payable of $180,000.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The discussion and financial statements contained herein are for the three months ended March 31, 2005 and March 31, 2004. The following discussion should be read in conjunction with our financial statements and notes thereto included herewith

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended March 31, 2005 and March 31, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

THREE MONTHS PERIOD ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

RESULTS  OF  OPERATIONS

NET  REVENUE
------------
We generated consolidated net revenues of $750,716 for the three months ended March 31, 2005, as compared to $510,522 for the three month period ended March 31, 2004. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force and the acquisition of COM Services which contributed to our revenue for the quarter.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $424,078 for the three months ended March 31, 2005, as compared to $320,220 for the three month period ended March 31, 2004. Our Cost of Revenue increase is due to an increase in the expansion of business from the prior quarter which were expensed in the period ending March 31, 2005.

GROSS  PROFIT
-------------
We generated gross profit of $326,638 for the three month period ended March 31, 2005, as compared to $190,302 for the three month period ended March 31, 2004. The increase in gross profit is due to a larger volume of projects completed.

COSTS ANDEXPENSES
---------------

We incurred costs of $7,382,203 for the three month period ended March 31, 2005 as compared to $585,034 for the three month period ended March 31, 2004, respectively. Costs and Expenses in the current period increased due to a substantial increase in Officer Compensation. Warrants expensed at $6,476,085 were issued pursuant to employment agreements executed with our new Chief Executive Officer and Chief Financial Officer.

NET  INCOME  (LOSS)
-------------------
We  had  a  loss  before  taxes of ($7,227,742) for the three month period ended
March 31, 2005 as compared to a loss of ($546,122) for the three month period ended March 31, 2004. The increase in loss is due a substantial increase in Officer Compensation as described above in Other Expenses.

BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE
-----------------------------------------------
Our basic and diluted income (loss) per share for the three month period ended March 31, 2005 was ($0.31) as compared to ($0.04) for the period ended March 31, 2004. The increase in our loss per share is due to the increase in our net loss to the factors described above.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2005, our Current Assets were $973,656 and Current Liabilities were $1,806,210. Cash and cash equivalents were $213,729. Our Stockholder's
Deficit  at  March  31,  2005  was  ($2,027,436).

We had a net usage of cash due to operating activities for the three month period ended March 31, 2005 of ($260,417)compared to a ($324,910), for the three-month period ended March 31, 2004. The increase is due to an increase in warrants issued for debt inducements and stock paid for acquisitions. We had net cash provided by financing activities of for the three month period ended March 31, 2005 and 2004 of $472,414 and $324,243, respectively. The increase is due to an increase in proceeds from Notes Payable and Long Term Borrowings. We had $200,029 from borrowings in the period ended March 31, 2005 as compared to $426,989 in the corresponding 2004 quarter.


FINANCING  ACTIVITIES
---------------------

On January 6, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on January 6, 2005, we issued a warrant to purchase 150,000 shares of our common stock to Dutchess at $1.83

On January 21, 2005, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on January 21, 2005, we issued a warrant to purchase 60,000 shares of our common stock to Dutchess at $1.80

On February 3, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On February 10, 2005, we issued convertible debentures of $25,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

During the three months ended March 31, 2005, the Company agreed to issue 725,389 shares of common stock to individual investors for a total of $683,450. A total of $652,850 was received from the individual investors during the three months ended March 31, 2005. The remaining $30,600 is recorded as a stock subscription receivable as of March 31, 2005 and was received in April 2005.

SUBSIDIARIES

As of March 31, 2005, we had three wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., and COM Services, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES


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

This deficiency in our internal controls related to improper recognition of revenue prior to final completion of certain contracts and recognizing revenue in amounts greater than the proportion of project completion, and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to revenue recognition. The first deficiency related to revenue recognition of partially complete projects when the accounting approach to revenue recognition then in place only allowed recognition after the project was complete. The second deficiency related to revenue recognition on a number of accounts, whereby the company had generated an invoice in its accounting software for more than it was eligible to bill, recognizing revenues and A/R in the process. These invoices were not sent to the customer. Rather, when the project reached a percent complete where the company was eligible for progress billing, a smaller invoice was generated which was actually sent to the customer for these accounts. These progress billings were not captured in the accounting software as revenue or A/R as the larger one already had been captured. It should be noted that this occurred beginning in May of 2004, through the first quarter of 2005, and was not done on all accounts, but selectively.

The majority of the improper revenue recognition was detected in the review process prior to the 2004 10KSB filing and was not included in our financial statements filed with the SEC or otherwise publicly disclosed. To the best of our knowledge, no discrepancy in numbers exists due to the issues identified above in the figures filed for the fourth quarter of 2004 and the first quarter of 2005. We are in the process of improving our internal controls over financial reporting regarding these contracts in an effort to remediate this deficiency providing additional training on complex revenue recognition principles for our accounting staff and establishing additional policies and procedures related to revenue recognition. We have already implemented personnel changes and added a new Chief Financial Officer. In addition, access to the company's accounting software has been limited, a review process has been added for all invoices prior to their release, functional responsibility and accountability for employees has been clarified, and redundancy of accounting functions has been eliminated. Additional work is needed to fully remedy this deficiency and we intend to continue our efforts to improve and strengthen our control processes and procedures.

Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.


                            PART II-OTHER INFORMATION

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



ITEM  2.  CHANGES  IN  SECURITIES.

(c)  Recent  Sales  of  Unregistered  Securities

On January 6, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on January 6, 2005, we issued a warrant to purchase 150,000 shares of our common stock to Dutchess at $1.83.

On January 21, 2005, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on January 21, 2005, we issued a warrant to purchase 60,000 shares of our common stock to Dutchess at $1.80.

On February 3, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On February 10, 2005, we issued convertible debentures of $25,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

During the three months ended March 31, 2005, the Company agreed to issue 725,389 shares of common stock to individual investors for a total of $683,450. A total of $652,850 was received from the individual investors during the three months ended March 31, 2005. The remaining $30,600 is recorded as a stock subscription receivable as of March 31, 2005 and was received in April 2005.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

NOT  APPLICABLE.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

NUMBER           DESCRIPTION
------------     -------------------

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

4.6 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated March 31, 2004 (included as exhibit 4.8 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.7 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 8, 2004 (included as exhibit 4.9 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.8 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 13, 2004 (included as exhibit 4.10 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.9 Form of Warrant, dated May 18, 2004 (included as exhibit 4.6 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

4.10 Form of Warrant, dated May 26, 2004 (included as exhibit 4.7 to the Form SB-2 filed July 27, 2004, and incorporated herein by Reference).

4.11 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated September 25, 2004 (included as exhibit 4.11 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

4.12 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated October 21, 2004 (included as exhibit 4.12 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.13 Form of Warrant, dated October 21, 2004 (included as exhibit 4.13 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.14 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated November 2, 2004 (included as exhibit 4.14 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.15 Form of Warrant, dated November 2, 2004 (included as exhibit 4.15 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.16 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated November 9, 2004 (included as exhibit 4.16 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.17 Form of Warrant, dated November 9, 2004 (included as exhibit 4.17 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.18 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 1, 2004 (included as exhibit 4.18 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.19 Form of Warrant, dated December 1, 2004 (included as exhibit 4.19 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.20 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 9, 2004 (included as exhibit 4.20 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.21 Form of Warrant, dated December 9, 2004 (included as exhibit 4.21 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.22 Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 22, 2004 (included as exhibit 4.22 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.23 Form of Warrant, dated December 22, 2004 (included as exhibit 4.23 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.24 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (filed herewith).

4.25 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated January 6, 2005 (filed herewith).

4.26 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (filed herewith).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated January 21, 2005 (filed herewith).

4.28 Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 3, 2005 (filed herewith).

4.29 Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 10, 2005 (filed herewith).

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

10.8 Investment Agreement between the Company and Preston Capital Partner, LLC, dated January 21, 2004 (included as exhibit 10.7 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

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

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB filed April 9, 2004, and incorporated herein by reference).

21.1  List  of  Subsidiaries  (filed  herewith)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports  Filed  on  Form  8-K

On January 24, 2005, the Company filed an 8-K reflecting a Stock Purchase Agreement with Raymond Mallory and Will Stice to acquire California-based networking services firm Com Services, Inc. for $430,000 in cash and stock.

On January 28, 2005, the Company filed an 8-K reflecting Michael Novielli's interview with Larry Isen of Marketbyte, LLC.

On February 18, 2005, the Company filed an 8-K reflecting the dismissal by the Board of Directors of Rose, Snyder & Jacobs as our principal accountant and the appointment by the Board of Directors of Michael Johnson & Co., LLC to serve as our independent public accountants for the fiscal year ending December 31, 2004.

On March 9, 2005, the Company filed an 8-K reflecting acceptance by the Board of Directors of Michael Cummings' resignation as Chief Executive Officer and the appointment by the Board of Directors of Jeffrey Hultman to serve as our new Chief Executive Officer.

On March 17, 2005, the Company filed an 8-K reflecting Michael Rosenthal becoming our new Chief Financial Officer.

On May 11, 2005, the Company filed an 8-K reflecting acceptance by the Board of Directors of Michael Cummings' resignation as Director.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  May  24,  2005            By:    /s/  Jeffrey  R.  Hultman
                                         --------------------------------
                                         Jeffrey  R.  Hultman
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Michael  V.  Rosenthal
                                        ---------------------------------
                                        Michael  V.  Rosenthal
                                        Chief  Financial  Officer