Form 10QSB
period 2005-06-30
NETWORK INSTALLATION CORP
filed 2005-07-29
CIK 1069778

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION


                              Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________

                        Commission file number 000-25499

                        NETWORK INSTALLATION CORPORATION
                        --------------------------------


        (Exact name of small business issuer as specified in its charter)


                 Nevada                              88-0390360
          --------------------                 -----------------------
       State  or  other  jurisdiction  of           (IRS  Employer
       Incorporation  or  organization        Identification  Number)


  15235 Alton Parkway, Suite 200, Irvine,  CA                     92618
----------------------------------------------              ------------------
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

As of July 28, 2005 there were 16,545,505 shares of Common Stock issued and outstanding, $0.001 par value.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


               Page
               ----
Part  I  -  Financial  Information
----------------------------------

  Item  1  -  Financial  Statements.
  ----------------------------------
  Consolidated  Balance  Sheet  as  of  June  30,  2005                        2
  -----------------------------------------------------
  Consolidated  Statements  of  Operations  for  the  Three  and  Six          3
      Months  Ended  June  30,  2005  and  June  30,  2004
  ---------------------------------------------------------
  Consolidated  Statements  of  Cash  Flows  for  the  Nine  Months            3
      Ended  June  30,  2005  and  June  30,  2004
  -------------------------------------------------
  Consolidated  Stockholders'  Equity  (Deficit)  as  of  June  30, 2005       4
  ----------------------------------------------------------------------
  Report  on  Review  by  Independent  Public  Accountant                      5
  -------------------------------------------------------
  Notes  to  Consolidated  Financial  Statements                               6
  ----------------------------------------------
  Item  2  -  Management's  Discussion  and  Analysis  or  Plan of Operation. 11
  ---------------------------------------------------------------------------
  Item  3  -  Controls  and  Procedures.                                      14
  --------------------------------------

Part  II  -  Other  Information
-------------------------------

  Item  1  -  Legal  Proceedings.                                             14
  -------------------------------
  Item  2  -  Unregistered  Sales  of  Equity Securities and Use of Proceeds. 14
  ---------------------------------------------------------------------------
  Item  3  -  Defaults  Upon  Senior  Securities.                             15
  -----------------------------------------------
  Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders.    15
  ------------------------------------------------------------------------
  Item  5  -  Other  Information.                                             15
  -------------------------------
  Item  6  -  Exhibits  and  Reports  on  Form  8-K.                          15
  --------------------------------------------------

                          PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                        1

                                 Network Installation Corp.
                                Consolidated Balance Sheets


                                                                 June 30,      December 31,
                                                                   2005            2004
                                                               (Unaudited)
                                                               -------------  --------------
ASSETS

   Current Assets:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    408,900       $  1,732
      Accounts Receivable . . . . . . . . . . . . . . . . . .     1,054,830        500,833
      Allowance for Doubtful Accounts . . . . . . . . . . . .       (95,486)       (95,486)
      Inventory . . . . . . . . . . . . . . . . . . . . . . .       133,559              -
      Prepaid Expenses. . . . . . . . . . . . . . . . . . . .        17,187        595,812
                                                               -------------  --------------

         Total Current Assets . . . . . . . . . . . . . . . .     1,518,990      1,002,891
                                                               -------------  --------------

   Fixed Assets:
      Vehicles. . . . . . . . . . . . . . . . . . . . . . . .        48,515              -
      Equipment . . . . . . . . . . . . . . . . . . . . . . .        18,767              -
      Furniture and Fixtures. . . . . . . . . . . . . . . . .        46,098         46,098
                                                               -------------  --------------
                                                                    113,380         46,098
      Less: Accumulated Depreciation. . . . . . . . . . . . .       (48,454)        (9,937)
                                                               -------------  --------------

         Total Fixed Assets . . . . . . . . . . . . . . . . .        64,926         36,161
                                                               -------------  --------------

   Other Assets:
      Goodwill. . . . . . . . . . . . . . . . . . . . . . . .       628,614              -
      Security Deposits . . . . . . . . . . . . . . . . . . .        20,690         19,916
                                                               -------------  --------------

         Total Other Assets . . . . . . . . . . . . . . . . .       649,304         19,916
                                                               -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  2,233,220     $1,058,968
                                                               =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable & Accrued Expenses . . . . . . . . . .     1,623,418      1,148,428
      Bank Line of Credit . . . . . . . . . . . . . . . . . .       101,001              -
      Notes Payable . . . . . . . . . . . . . . . . . . . . .       267,153         85,075
      Notes Payable - Stockholder . . . . . . . . . . . . . .        52,790        120,580
                                                               -------------  --------------

         Total Current Liabilities. . . . . . . . . . . . . .     2,044,362      1,354,083
                                                               -------------  --------------

   Long-Term Debt:
      Convertible Debentures - Long-Term Debt . . . . . . . .     2,385,270      1,582,516
                                                               -------------  --------------

      Total Long-Term Debt. . . . . . . . . . . . . . . . . .     2,385,270      1,582,516
                                                               -------------  --------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares. . . . . .        16,546         23,484
        authorized, 16,545,505 shares issued and outstanding
        6/30/05, 23,483,873 shares issued and outstanding
        12/31/04
     Additional Paid-in Capital . . . . . . . . . . . . . . .    15,508,432      7,617,181
     Subscriptions Receivable . . . . . . . . . . . . . . . .           -                -
     Shares to be issued. . . . . . . . . . . . . . . . . . .       116,357        116,249
     Accumulated Deficit. . . . . . . . . . . . . . . . . . .   (17,837,747)    (9,634,545)
                                                               -------------  --------------

         Total Stockholders' Equity (Deficit) . . . . . . . .    (2,196,412)    (1,877,631)
                                                               -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .   $ 2,233,220    $ 1,058,968
                                                               =============  ==============

See Accountants Review Report


                                        2


                               Network Installation Corp.
                          Consolidated Statement of Operations
                                        (Unaudited)

                                               Three-Months Ended                Six-Months Ended
                                                    June 30,                          June 30,
                                               2005           2004               2005             2004

Revenue:
    Revenue                                $1,138,383       $729,405         $1,889,099       $1,239,927

   Cost of Goods Sold                         902,620        347,091          1,326,698          667,311
                                           ----------       --------         ----------       ----------
      Gross Profit                            235,763        382,314            562,401          572,616

Costs and Expenses:
   Investor Relations                         160,144        217,800            507,462          263,350
   Office Salaries                            265,004        311,308            475,259          411,268
   Financing Commissions                      121,800              -            121,800                -
   Officer Compensation                             -              -          6,575,426                -
   Professional Fees                           63,963         87,539             93,305          192,241
   Telephone                                   13,803         67,694             33,776           77,716
   Insurance                                   58,266         27,955             71,244           49,357
   Consulting Fees                             27,188         48,750             60,376          161,250
   Rent                                        39,818         20,873             75,882           31,123
   Payroll Taxes                               25,966         35,338             42,740           41,261
   Depreciation                                 4,869          1,332              9,738            1,531
   Other Operating Expenses                   100,054         79,870            196,071          253,729
                                           ----------       --------         ----------       ----------
Total Expenses                                880,875        898,459          8,263,079        1,482,826

Net Loss from Operations                     (645,112)      (516,145)        (7,700,678)        (910,210)

Other Income/Expenses
   Interest Income                            $    -           2,017                  -            2,017
   Interest Expense                         (330,347)        (49,825)          (502,524)        (201,881)
                                          ----------        --------         ----------       ----------
Total Other Income/Expense                  (330,347)        (47,808)          (502,524)        (199,864)

Net Income (Loss)                           (975,459)       (563,953)        (8,203,202)      (1,110,074)
                                           ==========       =========        ===========      ===========
Basic and Diluted Loss per Common Share       $(0.05)         $(0.05)            $(0.38)          $(0.09)
                                           ==========       =========        ===========      ===========

See Accountants Review Report



                                 Network Installation Corp.
                           Consolidated Statement of Cash Flows
                                        (Unaudited)

                                                          Six Months Ended
                                                                  June 30,
                                                                 2005             2004

Cash Flows from Operating Activities:

   Net Profit                                               $(8,203,202)     $(1,110,074)
   Stock issued for services and debt reduction               6,476,085          195,000
   Beneficial conversion feature expense                        377,803          147,625
   Stock rescinded                                             (530,590)               -
   Stock warrants issued for debt inducement                    109,342                -
   Stock issued for acquisition                                 200,000                -
   Depreciation                                                  38,517           57,332
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Changes in operating assets and liabilities
      Increase (Decrease) in Accounts Payable & Accrued Exp     475,015         (262,764)
      Decrease in Work in Progress                                    -          164,013
      (Decrease) in Deferred Revenue                                  -         (280,924)
      (Decrease) in Deposit                                         774           (4,765)
      (Increase) in Accounts Receivable                        (553,997)          30,764
      (Increase) Decrease in Prepaid Expenses                   578,625         (242,500)
                                                            ------------     ------------
Net Cash Used in Operating Activities                        (1,031,626)      (1,306,293)
                                                            ------------     ------------
Cash Flows from Investing Activities
   Purchase of Inventory                                       (133,559)               -
   Purchase of Goodwill                                        (628,614)               -
   Purchase of property and equipment                           (67,282)               -
                                                            ------------     ------------
Net Cash Flows Provided by Investing Activities                (829,455)               -
                                                            ------------     ------------
Cash Flows from Financing Activities:
    Payments made on Notes Payable - Stockholder                (67,790)        (296,440)
    Proceeds from Notes Payable                                 283,079          661,989
    Payments made on Notes Payable                                    -          (14,056)
    Proceeds from Long-Term borrowing                           200,029                -
    Issuance of stock for cash                                1,023,476        2,235,000
                                                            ------------     ------------
Net Cash Used for Financing Activities                        1,438,794        2,586,493
                                                            ------------     ------------
Net Increase in Cash & Cash Equivalents                         407,168        1,280,200

Beginning Cash & Cash Equivalents                                 1,732              667

Ending Cash & Cash Equivalents                                 $408,900       $1,280,867
                                                             ===========     ===========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                    $452,147         $151,389
     Cash paid for Income Taxes                                      $-               $-
                                                             ===========      ===========
NON-CASH TRANSACTIONS
   Stock issued for services and debt reduction              $6,476,085         $195,000
   Beneficial conversion feature expense                       $377,803         $147,625
   Stock rescinded                                            $(530,590)              $-
   Stock warrants issued for debt inducement                   $109,342               $-
   Stock issued for acquisition                                $200,000               $-
                                                            ===========      ===========

See Accountants Review Report


                                        3


                                                Network Installation Corp.
                                       Consolidated Stockholders' Equity (Deficit)
                                                    June 30, 2005
                                                     (Unaudited)

                                                                  Sub-
                                                    Addi-         scrip-      Total
                              COMMON STOCKS         tional        tions       Shares                   Accum-        Stock-
                         -------------------------  Paid-in       Receiv-     To Be      Treasury      ulated        holders'
                           # of Shares   Amount     Capital       able        Issued     Stock (Net)   Deficit        Equity
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance
 December 31, 2003        12,616,330   $12,616      $2,743,222        $-      $116,295        $-     $(5,466,840)   $(2,594,707)

Recapitalization of stock
 for Reverse Merger       (2,149,500)   (2,150)          2,185         -           (35)        -               -              -
Issuance of stock
 for services                372,383       372         365,778         -             -         -               -        366,150
Issuance of stock
 for cash                    745,001       745       2,234,258         -             -         -               -      2,235,003
Conversion on convertible
 Debenture                         -         -         511,275         -             -         -               -        511,275
Issuance of stock
 for Acquisition             130,549       131         499,869         -             -         -               -        500,000
Conversion on convertible
 Debenture                   188,365       189         706,044         -           (11)        -               -        706,222
Issuance of stock warrants         -         -         466,790         -             -         -               -        466,790
Forward stock split       11,580,745    11,581         (11,581)        -             -         -               -              -
Issuance of stock warrants
 Advisory Board                    -         -          99,341         -             -         -               -         99,341
Net Loss for Year                  -         -               -         -             -         -      (4,167,705)    (4,167,705)

Balance
 December 31, 2004        23,483,873    23,484       7,617,181         -       116,249         -      (9,634,545)    (1,877,631)

Conversion on
 convertible debenture             -         -          52,500         -             -         -               -         52,500
Issuance of stock
 Warrants                          -         -         109,342         -             -         -               -        109,342
Issuance of stock for
 Acquisition                       -         -         199,891         -           109         -               -        200,000
Conversion on
 convertible debenture             -         -          98,900         -           100         -               -         99,000
Conversion on convertible
 Debenture                         -         -          18,750         -             -         -               -         18,750
Issuance of stock warrants
 Officers                          -         -       6,476,085         -             -         -               -      6,476,085
Rescind founders stock             -         -           1,814         -             -    (1,814)              -              -
Rescind of Investor shares         -         -        (529,904)        -             -      (686)              -       (530,590)
Issuance of stock
 (Private Placement)               -         -         682,691   (30,600)          759         -               -        652,850
Issuance of stock
 (Private Placement)               -         -               -    30,600             -         -               -         30,600
Adjustment to Private
 Placement                         -         -            (301)        -           301         -               -              -
Issuance of stock for
 debt conversion              18,939        19             (19)        -             -         -               -              -
Issuance of stock for
 Cash                         55,000        55          79,971         -             -         -               -         80,026
Rescind of founders
 Stock                    (1,814,482)   (1,814)              -         -             -     1,814               -              -
Rescind of Investor
 Shares                     (685,517)     (686)              -         -             -       686               -              -
Conversion on convertible
 Debenture                         -         -         169,349         -             -         -               -        169,349
Issuance of stock
 (Private Placement)               -         -         259,600         -           400         -               -        260,000
Conversion on
 convertible debenture             -         -         254,009         -             -         -               -        254,009
Rescind founders stock    (6,073,000)   (6,073)          6,073         -             -         -               -              -
Conversion on
 convertible debenture             -         -          12,500         -             -         -               -         12,500
Issuance of stock
 (Private Placement)       1,560,692     1,561               -         -        (1,561)        -               -              -
Net Profit for Period              -         -               -         -             -         -      (8,203,202)    (8,203,201)

Balance - June 30, 2005   16,545,505    $16,546    $15,508,432        $-      $116,357        $-    $(17,837,747)   $(2,196,412)

See Accountants Review Report


                                        4

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Network Installation Corporation
Irvine, California

We have reviewed the accompanying consolidated balance sheet of Network Installation Corporation as of June 30, 2005, and the related consolidated statement of operations for the three-month and six-month period ended June 30, 2005, stockholder's equity, and cash flows for the six-months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Jaspers + Hall, PC
Denver, CO
July 26, 2005

1.  DESCRIPTION  OF  BUSINESS  AND  SEGMENTS



                                        5
OVERVIEW

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period ended December 31, 2004 were filed on May 6, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp. ("NIC"), formerly Flexxtech Corporation (legal acquirer, the "Parent"), and its 100% owned subsidiaries, Network Installation Corporation, COM Services, Inc. ("COM"), and Del Mar Systems International, Inc. ("DMSI"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC, COM, and Flexxtech for the three months ended June 30, 2005. The historical results for the three months ended March 31, 2004 include NIC and DMSI only.

REVENUE RECOGNITION
--------------------

In the second quarter of 2004, the Company continued to utilize a different revenue recognition method, the completed contracts approach. This approach was changed with the 10KSB/A reporting submitted for the year ended December 31, 2004 to the percentage-of-completion method, which the Company believes better represents business activity. However, when comparing second quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods.

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

The Company's revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.
                                        6
We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.


CASH & CASH EQUIVALENTS:
----------------------------

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

ACCOUNTS RECEIVABLE:
---------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its consumers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectabilty of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

INVENTORY
-------------------

Inventory consists of a networking materials and equipment in the process of being installed at years end. Work in progress is stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
----------------------------------------

Accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of June 30, 2005 and 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS
------------------------------------------------

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable.

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

                                        7

STOCK-BASED  COMPENSATION
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the three months ended June 30, 2005 and 2004.

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

SEGMENT  REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements for the period ended June 30, 2005 and 2004, as substantially all of the Company's operations are conducted in one industry segment.

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $17,837,747, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term. Management devoted considerable effort toward obtaining additional equity financing through various private placements, raised funds through convertible debentures, and has endeavored to improve operational performance using marketing methods, cost cutting and the like.

4.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                     June 30, 2005
                     --------------
Accounts payable. .  $  1,123,000
Payroll tax payable       405,418
Litigation accrual.        95,000
                       ----------
                       $1,623,418
                       ==========

Payroll tax liabilities of $53,927 and $351,491, $405,418 in total, are payable for 2005 and 2004, respectively. As of the date of these financial statements, the Company is negotiating with the Internal Revenue Service to determine an installment payment plan. The Company intends to commence installment payments in 2005.

5.  BANK  LINE  OF  CREDIT  AND  NOTES  PAYABLE

The Company assumed a $100,000 revolving line of credit with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 8.75% as of June 30, 2005, and is due on demand. The balance outstanding as of June 30, 2005 was $101,001.

                                        8

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installments of $42,804, maturing in April 2005. The balance outstanding as of June 30, 2005 was $85,075. The company is pursuing litigation to recover monies paid on this note payable, and has suspended additional payments since January of 2005. As of the date of this filing, the outcome of the pending litigation is undeterminable.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bears interest of 7.99%. The balance outstanding as of June 30, 2005 was $5,828.

The Company contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6% and is payable in monthly installments of $5,250, maturing in January 2007. The balance outstanding as of June 30, 2005 was $126,000.

The Company contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of June 30, 2005 was $54,000.

6.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE  -  CURRENT
------------------------------------------

The Company has an unsecured, non-interest bearing note, due on demand, to a former officer. The balance outstanding as of June 30, 2005, was $52,970.

During the period ended June 30, 2005, the Company issued $810,000 in debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, and are due in April, May, and June of 2010. These debentures were issued with a discounted price from the face value of $125,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended June 30, 2005 has been recorded in the amount of $222,500.

7.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $17,837,747. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

8.  COMMITMENTS  &  CONTINGENCIES

Litigation:
-----------

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics, Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal services. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor (i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff re-filed the complaint. Although the Company intends to continue to oppose the action in court, the Company and its current management have begun settlement discussions with the plaintiff.

On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleges that the Company is delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid to date. Although, management of the Company intends to oppose the claims, the Company's current management plans to begin settlement discussions with the plaintiff.
                                        9
The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of this litigation will have any material impact on the Company's financial statements.

9.  STOCKHOLDERS'  EQUITY

EQUITY
------

During the four months ended June 30, 2005, the Company issued and agreed to issue common stock as follows:

During the four months ended June 30, 2005, the Company issued 1,460,692 shares of common stock to accredited investors for a total of $943,450.

During the three months ended June 30, 2005, the Company issued 55,000 shares of common stock valued at $80,025 for investor relations services to be consummated in April of 2005.

During the three months ended June 30, 2005, the founder and former CEO agreed to rescind 6,073,000 shares of common stock back to the Company. These shares of common stock had been acquired by the founder and former CEO in connection with the organization of the Company. As such, the shares were originally recorded with a $0 value and have been rescinded with a $0 value.

CONVERTIBLE  DEBENTURES  -  RELATED  PARTIES
--------------------------------------------

During the period ended June 30, 2005, the Company issued $810,000 in debentures to a major shareholder of the Company. These debentures carry an interest rate of 8% per annum, and are due in April, May, and June 2010. These debentures carried a discounted price from the face value of $125,000. The Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended June 30, 2005 has been recorded in the amount of $222,500.

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

11.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid income taxes of $0 during the three months ended June 30, 2005 and 2004, respectively.

12. WARRANTS

In Note 9's discussion of Convertible Debentures for financing, the following Warrants have been issued. On April 22, 2005, we issued a warrant to purchase 150,000 shares of our common stock to Dutchess Private Equities Fund, II, LP at $1.20. On May 27, 2005 we issued a warrant to purchase 300,000 shares of common stock to Dutchess Private Equities Fund, II, LP at $1.10. On May 12, 2005, we issued a warrant to purchase 300,000 shares of common stock to Dutchess Private Equities Fund, II, LP for $1.03.

13.  FINANCIAL  ACCOUNTING  DEVELOPMENTS

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

                                       10
In December 2003, the FASB issued FASB Interpretation No. 146, (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The discussion and financial statements contained herein are for the three months ended June 30, 2005 and June 30, 2004. The following discussion should be read in conjunction with our financial statements and notes included herewith.

                                       11

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

THREE MONTHS PERIOD ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

CHANGE IN REVENUE RECOGNITION POLICY

We changed our revenue recognition policy with the 10KSB/A report submitted for the year ending December 31, 2004 to the percentage-of-completion method, which we believe better represents our business activity. However, when comparing second quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods of revenue recognition. Generally, revenue will be recognized earlier using the percentage-of-completion method.

RESULTS  OF  OPERATIONS

NET  REVENUE
------------
We generated consolidated net revenues of $1,138,383 for the three months ended June 30, 2005, as compared to $729,405 for the three month period ended June 30, 2004. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force, and the acquisition of COM Services which contributed to our revenue for the quarter.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $902,620 for the three months ended June 30, 2005, as compared to $347,091 for the three month period ended June 30, 2004. Our Cost of Revenue increase is due to an increase in the expansion of business from the prior quarter which were expensed in the period ended June 30, 2005.

GROSS  PROFIT
-------------
We generated gross profit of $235,763 for the three month period ended June 30, 2005, as compared to $382,314 for the three month period ended June 30, 2004. The increase in gross profit is due to a larger volume of projects completed.

COSTS AND EXPENSES
---------------
We incurred costs of $880,875 for the three month period ended June 30, 2005 as compared to $818,459 for the three month period ended June 30, 2004, respectively.

NET  INCOME  (LOSS)
-------------------
We had a loss before taxes of ($975,459) for the three month period ended June 30, 2005 as compared to a loss of ($563,953) for the three month period ended June 30, 2004.

BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE
-----------------------------------------------
Our basic and diluted income (loss) per share for the three month period ended June 30, 2005 was ($0.05) as compared to ($0.05) for the period ended June 30, 2004. The increase in our loss per share is due to the increase in our net loss to the factors described above.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of June 30, 2005, our Current Assets were $1,518,990 and Current Liabilities were $2,044,362. Cash and cash equivalents were $408,900. Our Stockholder's
Deficit  at  June  30,  2005  was  ($2,196,412).

We had a net usage of cash due to operating activities for the three month period ended June 30, 2005 of ($1,031,626) compared to a ($1,306,293), for the three-month period ended June 30, 2004. The increase is due to an increase in warrants issued for debt inducements and stock paid for acquisitions. We had net cash provided by financing activities of for the three month period ended June 30, 2005 and 2004 of $1,438,794 and $2,586,493, respectively. The increase is due to an increase in proceeds from Notes Payable and Long Term Borrowings. We had $483,108 from borrowings in the period ended June 30, 2005 as compared to $661,989 in the corresponding 2004 quarter.
                                       12

FINANCING  ACTIVITIES
---------------------
On April 22, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on April 22, 2005, we issued a warrant to purchase 150,000 shares of our common stock to Dutchess at $1.30.

On May 12, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 12, 2005, we issued a warrant to purchase 180,000 shares of our common stock to Dutchess at $1.20.

On May 26, 2005, we issued convertible debentures of $30,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On May 27, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 27, 2005, we issued a warrant to purchase 180,000 shares of our common stock to Dutchess at $1.10.

On June 6, 2005, we issued convertible debentures of $300,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 12, 2005, we issued a warrant to purchase 300,000 shares of our common stock to Dutchess at $1.03.

On June 20, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

SUBSIDIARIES

As of June 30, 2005, we had three wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., and COM Services, Inc.


                                       13
ITEM  3.  CONTROLS  AND  PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal control over financial reporting that occurred during the second quarter of the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Recent  Sales  of  Unregistered  Securities

On April 22, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on April 22, 2005, we issued a warrant to purchase 150,000 shares of our common stock to Dutchess at $1.30.

                                       14
On May 12, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 12, 2005, we issued a warrant to purchase 180,000 shares of our common stock to Dutchess at $1.20.

On May 26, 2005, we issued convertible debentures of $30,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On May 27, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 27, 2005, we issued a warrant to purchase 180,000 shares of our common stock to Dutchess at $1.10.

On June 6, 2005, we issued convertible debentures of $300,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on May 12, 2005, we issued a warrant to purchase 300,000 shares of our common stock to Dutchess at $1.03.

On June 20, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

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




                                       15
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

4.23 Form of Warrant, dated December 22, 2004 (included as exhibit 4.23 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.24 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.24 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.25 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated January 6, 2005 (included as exhibit 4.25 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.26 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.26 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated January 21, 2005 (included as exhibit 4.27 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.28 Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 3, 2005 (included as exhibit 4.28 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.29 Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 10, 2005 (included as exhibit 4.29 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.30 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (filed herewith).

4.31 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated April 22, 2005 (filed herewith).

4.32 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (filed herewith).

4.33 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated May 12, 2005 (filed herewith).

4.34 Form of Debenture between the Company and Preston Capital Partners, LLC, dated May 26, 2005 (filed herewith).

4.35 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (filed herewith).

4.36 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated May 27, 2005 (filed herewith).

4.37 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (filed herewith).

4.38 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP dated June 6, 2005 (filed herewith).

4.39 Form of Debenture between the Company and Preston Capital Partners, LLC, dated June 20, 2005 (filed herewith).

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

21.1  List  of  Subsidiaries  (filed  herewith).

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

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  July 29,  2005            By:    /s/  Jeffrey  R.  Hultman
                                         --------------------------------
                                         Jeffrey  R.  Hultman
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Michael  V.  Rosenthal
                                        ---------------------------------
                                        Michael  V.  Rosenthal
                                        Chief  Financial  Officer
                                       16