Form 10QSB
period 2005-09-30
NETWORK INSTALLATION CORP
filed 2005-11-21
CIK 1069778

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION


                              Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of September 30, 2005 there were 30,562,082 shares of common stock issued and outstanding, $0.001 par value.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                   NETWORK INSTALLATION CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part  I  -  Financial  Information
----------------------------------

     Item  1  -  Financial  Statements.
     ----------------------------------
          Consolidated  Balance  Sheet  as  of  September  30,  2005
          ----------------------------------------------------------
          Consolidated  Statements  of  Operations  for  the  Three  and  Nine
               Months  Ended  September  30,  2005  and  September  30,  2004
          -------------------------------------------------------------------
          Consolidated  Statements  of  Cash  Flows  for  the  Nine  Months
               Ended  September  30,  2005  and  September  30,  2004
          -----------------------------------------------------------
          Consolidated  Stockholders'  Equity  (Deficit)  as  of  September  30,
               2005
          ---------
          Report  on  Review  by  Independent  Public  Accountant
          -------------------------------------------------------
          Notes  to  Consolidated  Financial  Statements
          ----------------------------------------------
     Item  2  -  Management's  Discussion  and  Analysis  or  Plan of Operation.
     ---------------------------------------------------------------------------
     Item  3  -  Controls  and  Procedures.
     --------------------------------------

Part  II  -  Other  Information
-------------------------------

     Item  1  -  Legal  Proceedings.
     -------------------------------
     Item  2  -  Unregistered  Sales  of  Equity Securities and Use of Proceeds.
     ---------------------------------------------------------------------------
     Item  3  -  Defaults  Upon  Senior  Securities.
     -----------------------------------------------
     Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders.
     ------------------------------------------------------------------------
     Item  5  -  Other  Information.
     -------------------------------
     Item  6  -  Exhibits  and  Reports  on  Form  8-K.
     --------------------------------------------------




                          PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                 Network Installation Corp.
                                Consolidated Balance Sheets


                                                              Septemeber 30,   December 31,
                                                                   2005            2004
                                                               (Unaudited)
                                                               -------------  --------------
ASSETS

   Current Assets:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,325,878      $   1,732
      Accounts Receivable . . . . . . . . . . . . . . . . . .     2,496,486        500,833
      Allowance for Doubtful Accounts . . . . . . . . . . . .      (501,809)       (95,486)
      Inventory . . . . . . . . . . . . . . . . . . . . . . .     1,429,206              -
      Costs in Excess of Billings                                   408,900              -
      Other current assets. . . . . . . . . . . . . . . . . . . .    20,220        595,812
                                                               -------------  --------------

         Total Current Assets . . . . . . . . . . . . . . . .     5,178,881      1,002,891
                                                               -------------  --------------

   Fixed Assets:

      Vehicles. . . . . . . . . . . . . . . . . . . . . . . .        271,172              -
      Equipment . . . . . . . . . . . . . . . . . . . . . . .        211,615              -
      Leasehold improvements                                          69,257              -
      Software                                                        71,838              -
      Furniture and Fixtures. . . . . . . . . . . . . . . . .        213,671         46,098
                                                               -------------  --------------
                                                                     837,553         46,098
      Less: Accumulated Depreciation. . . . . . . . . . . . .       (461,517)        (9,937)
                                                               -------------  --------------

         Total Fixed Assets . . . . . . . . . . . . . . . . .        376,036         36,161
                                                               -------------  --------------

   Other Assets:
      Patents                                                         2,500               -
      Goodwill. . . . . . . . . . . . . . . . . . . . . . . .    11,144,216               -
      Security Deposits . . . . . . . . . . . . . . . . . . .        20,690          19,916
                                                               -------------  --------------

         Total Other Assets . . . . . . . . . . . . . . . . .    11,167,406          19,916
                                                               -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,722,323      $1,058,968
                                                               =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable & Accrued Expenses . . . . . . . . . .     2,432,859      1,148,428
      Bank Line of Credit . . . . . . . . . . . . . . . . . .       120,384              -
      Billings in excess of costs                                   705,607              -
      Payroll taxes payable                                         405,418              -
      Notes Payable . . . . . . . . . . . . . . . . . . . . .       844,302         85,075
      Notes Payable - related parties . . . . . . . . . . . . . .   290,964        120,580
      Convertible debts - current . . . . . . . . . . . . . .       301,333              -
      Convertible debts - related parties . . . . . . . . . . . . . 452,000              -
                                                               -------------  --------------

         Total Current Liabilities. . . . . . . . . . . . . .     5,552,867      1,354,083
                                                               -------------  --------------

   Long-Term Debt:
      Notes payable                                               1,266,943             -
      Notes payable - related parties                               202,539             -
      Convertible Debentures . . . . . . . .                      2,999,221      1,582,516
                                                               -------------  --------------

      Total Long-Term Debt. . . . . . . . . . . . . . . . . .     4,468,703      1,582,516
                                                               -------------  --------------

   Stockholders Equity
     Common stock, no par value, 100,000,000 shares. . . . . .       30,562         23,484
        authorized, 30,562,082 shares issued and
        outstanding as of 9/30/05, 23,483,873 shares
        issued and outstanding as of 12/31/04
     Additional Paid-in Capital . . . . . . . . . . . . . . .    26,316,746      7,617,181
     Shares to be issued. . . . . . . . . . . . . . . . . . .       116,357        116,249
     Accumulated Deficit. . . . . . . . . . . . . . . . . . .   (19,762,912)    (9,634,545)
                                                               -------------  --------------

         Total Stockholders' Equity (Deficit) . . . . . . . .     6,700,753     (1,877,631)
                                                               -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 16,722,323   $  1,058,968
                                                               =============  ==============

See Accountants Review Report





                               Network Installation Corp.
                          Consolidated Statement of Operations
                                        (Unaudited)


                                               Three Months Ended                Nine Months Ended
                                                  September 30,                      September 30,
                                               2005           2004               2005             2004

Revenue:
    Revenue                               $ 1,075,471     $  760,835       $  2,964,570      $ 2,000,762

   Cost of Goods Sold                         880,032        374,335          2,206,730        1,041,646
                                           ----------       --------         ----------       ----------
      Gross Profit                            195,439        386,500            757,840          959,116

Costs and Expenses:
   Investor Relations                          80,708        119,000            588,170          394,330
   Office Salaries                            396,421        252,243            871,680          640,576
   Officer Compensation                             -              -          6,575,426                -
   Professional Fees                          160,321         92,826            253,626          264,199
   Telephone                                   20,332         19,171             54,108           96,887
   Bad debt expense                           198,695         10,648            198,695          170,647
   Insurance                                   46,987         31,312            118,231           80,669
   Consulting Fees                             17,187         70,210             77,563          112,288
   Rent                                        41,042         32,167            116,924           63,290
   Payroll Taxes                               19,635         20,895             49,009           53,063
   Depreciation                                 5,529            538             12,044            1,787
   Other Operating Expenses                    69,366        167,032            403,826          421,130
                                           ----------       --------         ----------       ----------
Total Expenses                              1,056,223        816,042          9,319,302        2,298,866

Net Loss from Operations                     (860,784)      (429,542)        (8,561,462)      (1,339,750)

Other Income/Expenses
   Writeoff of goodwill                      (628,614)             -           (628,614)               -
   Interest Income                                  1          1,860                  1            3,210
   Interest Expense                          (435,768)      (119,425)          (938,292)        (320,640)
                                          ----------        --------         ----------       ----------
Total Other Income/Expense                 (1,064,381)      (117,565)        (1,566,905)        (317,430)

Net Income (Loss)                        $ (1,925,165)   $  (547,107)     $ (10,128,367)    $ (1,657,180)
                                         =============   ============     =============     ============
Basic and Diluted Loss per Common Share  $      (0.11)   $     (0.02)     $       (0.49)    $      (0.15)
                                         =============   ============     =============     ============

Basic and diluted weighted average
shares outstanding                         17,764,338     23,168,012         20,606,252       18,641,574

See Accountants Review Report








                                 Network Installation Corp.
                           Consolidated Statement of Cash Flows
                                        (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                2005             2004

Cash Flows from Operating Activities:

   Net Profit                                               $ (10,128,367)     $ (1,657,180)
   Stock issued for services and debt reduction                 6,655,110           195,000
   Beneficial conversion feature expense                          556,250           207,625
   Stock rescinded                                               (530,590)                -
   Stock warrants issued for debt inducement                      585,430                 -
   Depreciation                                                    12,044           107,883
   Amortization of debt discount                                  176,084                 -
   Bad debt expense                                               198,695                 -
   Writeoff of goodwill                                           628,614                 -
   Debt conversion                                                 65,000                 -
   Adjustments to reconcile net loss to net cash used
      by operating activities
   (Increase) decrease in assets
      Accounts receivable                                       (456,801)         (434,946)
      Inventory                                                 (463,279)          200,000
      Costs in excess of billings                                 79,470                 -
      Other assets                                               577,917          (684,513)
   Increase (decrease) in liabilities
Accounts payable and accrued expenses                            195,593            59,722
      Billings in excess of costs                               (207,029)                -
      Deferred revenues                                                -          (280,924)
                                                            ------------       -----------
Net Cash Used in Operating Activities                        (2,310,468)        (2,287,333)
                                                            ------------       -----------
Cash Flows from Investing Activities
   Cash received upon acquisition of subsidiary                  930,828             3,233
   Cash paid to acquire subsidiary                               (50,000)                -
   Purchase of property and equipment                            (11,011)                -
                                                            ------------       -----------
Net Cash Flows Provided by Investing Activities                  869,817             3,233

Cash Flows from Financing Activities:
    Payments made on Notes Payable                             (298,706)          (563,794)
    Proceeds from Notes Payable                                   5,350                  -
    Payments made on related party debt                        (120,580)                 -
    Payments made on short term debts                           (19,826)           (14,056)
    Proceeds from convertible debt issuances                  1,900,000            871,989
    Issuance of stock for cash                                  943,450          2,235,000
                                                            ------------      ------------
Net Cash Used for Financing Activities                        2,764,797          2,529,139
                                                            ------------      ------------
Net Increase in Cash & Cash Equivalents                       1,324,146            238,573

Beginning Cash & Cash Equivalents                                 1,732                667

Ending Cash & Cash Equivalents                              $ 1,325,878        $   239,240
                                                            ===========        ===========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                 $    19,687        $    20,800
     Cash paid for Income Taxes                             $         -        $        -
                                                           ============       ============
NON-CASH TRANSACTIONS
   Stock issued for services and debt reduction             $ 6,655,110        $   195,000
   Beneficial conversion feature expense                    $   556,250        $   147,625
   Stock rescinded                                          $  (530,590)       $         -
   Writeoff of goodwill                                     $   628,614        $         -
   Stock warrants issued for debt inducement                $   585,430        $         -
                                                           ============       ============

See Accountants Review Report



                                                Network Installation Corp.
                                       Consolidated Stockholders' Equity (Deficit)
                                                    September 30, 2005
                                                     (Unaudited)

                                                                  Sub-
                                                    Addi-         scrip-      Total
                              COMMON STOCKS         tional        tions       Shares                   Accum-        Stock-
                         -------------------------  Paid-in       Receiv-     To Be      Treasury      ulated        holders'
                           # of Shares   Amount     Capital       able        Issued     Stock (Net)   Deficit        Equity
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance
 December 31, 2003        12,616,330   $12,616      $2,743,222        $-      $116,295        $-     $(5,466,840)   $(2,594,707)

Recapitalization of stock
 for Reverse Merger       (2,149,500)   (2,150)          2,185         -           (35)        -               -              -
Issuance of stock
 for services                372,383       372         365,778         -             -         -               -        366,150
Issuance of stock
 for cash                    745,001       745       2,234,258         -             -         -               -      2,235,003
Conversion on convertible
 Debenture                         -         -         511,275         -             -         -               -        511,275
Issuance of stock
 for Acquisition             130,549       131         499,869         -             -         -               -        500,000
Conversion on convertible
 Debenture                   188,365       189         706,044         -           (11)        -               -        706,222
Issuance of stock warrants         -         -         466,790         -             -         -               -        466,790
Forward stock split       11,580,745    11,581         (11,581)        -             -         -               -              -
Issuance of stock warrants
 Advisory Board                    -         -          99,341         -             -         -               -         99,341
Net Loss for Year                  -         -               -         -             -         -      (4,167,705)    (4,167,705)

Balance
 December 31, 2004        23,483,873    23,484       7,617,181         -       116,249         -      (9,634,545)    (1,877,631)

Conversion on
 convertible debenture             -         -          52,500         -             -         -               -         52,500
Issuance of stock
 Warrants                          -         -         109,342         -             -         -               -        109,342
Issuance of stock for
 Acquisition                       -         -         199,891         -           109         -               -        200,000
Conversion on
 convertible debenture             -         -          98,900         -           100         -               -         99,000
Conversion on convertible
 Debenture                         -         -          18,750         -             -         -               -         18,750
Issuance of stock warrants
 Officers                          -         -       6,476,085         -             -         -               -      6,476,085
Rescind founders stock             -         -           1,814         -             -    (1,814)              -              -
Rescind of Investor shares         -         -        (529,904)        -             -      (686)              -       (530,590)
Issuance of stock
 (Private Placement)               -         -         682,691   (30,600)          759         -               -        652,850
Issuance of stock
 (Private Placement)               -         -               -    30,600             -         -               -         30,600
Adjustment to Private
 Placement                         -         -            (301)        -           301         -               -              -
Issuance of stock for
 debt conversion              18,939        19             (19)        -             -         -               -              -
Issuance of stock for
 Cash                         55,000        55          79,971         -             -         -               -         80,026
Rescind of founders
 Stock                    (1,814,482)   (1,814)              -         -             -     1,814               -              -
Rescind of Investor
 Shares                     (685,517)     (686)              -         -             -       686               -              -
Conversion on convertible
 Debenture                         -         -         169,349         -             -         -               -        169,349
Issuance of stock
 (Private Placement)               -         -         259,600         -           400         -               -        260,000
Conversion on
 convertible debenture             -         -         254,009         -             -         -               -        254,009
Rescind founders stock    (6,073,000)   (6,073)          6,073         -             -         -               -              -
Conversion on
 convertible debenture             -         -          12,500         -             -         -               -         12,500
Issuance of stock
 (Private Placement)       1,560,692     1,561               -         -        (1,561)        -               -              -
Debt conversion                                         65,000                                                           65,000
Beneficial conversion
 feature                                               262,500                                                          262,500
Issuance of investor
 warrants                                              262,730                                                          262,730
Issuance of stock for
 acquisition              14,016,577    14,016      10,218,085                                                       10,232,101
Net Loss for Period              -         -               -         -             -          -       (10,128,367)  (10,128,367)

Balance -
 September 30, 2005       30,562,082  $ 30,562     $26,316,746    $  -     $   116,357      $ -     $ (19,762,912)   $6,700,753








See Accountants Review Report




               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Network Installation Corporation
Irvine, California



INSERT NEW REVIEW LETTER

Jaspers + Hall, PC
Denver, CO
November 18, 2005

                               TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

OVERVIEW

Network Installation Corporation (NIC) was incorporated on July 18, 1997 under the laws of the state of California.

The Company is a one-source solution business focusing on the design, project management, installation, and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems. The Company first determines its clients' requirements by doing a needs analysis and site audit. The Company then implements its specific design of the product to meet each customer's needs. The Company seeks to exploit the growing demand for high-speed connectivity by leveraging our extensive design, installation, and audio/visual expertise into providing complete superior network solutions across a vast majority of communication requirements, for several high growth customer segments, including gaming, defense, education, homeland security, and multiple dwelling units ("MDU"s).

The Company has distinguished itself from its peers by employing a highly capable and talented design team, offering one-stop shopping for our customer needs, and building on long-standing customer relationships and referrals.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period ended December 31, 2004 were filed on May 6, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying financial statements include the accounts of Network Installation Corp. ("NIC") and its 100% owned subsidiaries, Network Installation Corporation, Kelley Communications Company, Inc.("Kelley"), COM Services, Inc. ("COM"), and Del Mar Systems International, Inc. ("DMSI"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results include the accounts of NIC, COM, and DMSI for the three months ended September 30, 2005 and Kelley from the date of acquisition, September 22, 2005 through September 30, 2005. The historical results for the three months ended September 30, 2004 include NIC and DMSI only.

CASH & CASH EQUIVALENTS
-----------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value

PROPERTY & EQUIPMENT
--------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3-7 years), tenant improvements (life of the lease-approximately 60 months.

ACCOUNTS RECEIVABLE
-------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its consumers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.


INVENTORY
---------

Inventory consists of a networking materials and equipment in the process of being installed at years end. Work in progress is stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of September 30, 2005 and 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS
-----------------------------------------------

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

USE OF ESTIMATES
----------------

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

REVENUE RECOGNITION
-------------------

In the third quarter of 2004, the Company continued to utilize a different revenue recognition method, the completed contracts approach. This approach was changed with the 10KSB/A reporting submitted for the year ended December 31, 2004 to the percentage-of-completion method, which the Company believes better represents business activity. However, when comparing third quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods.

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

The Company estimates the likelihood of customer payment based principally on a customer's credit history and the Company's general credit experience. To the extent the Company's estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.


STOCK-BASED  COMPENSATION
-------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options were issued during the nine months ended September 30, 2005 and 2004.

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

SEGMENT  REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements for the period ended September 30, 2005 and 2004, as substantially all of the Company's operations are conducted in one industry segment.

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $19,762,912, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:


                     September 30, 2005
                     --------------
Accounts payable. .  $  2,262,859
Litigation accrual.       170,000
                     $  2,432,859
                     ============



6.  PAYROLL TAX LIABILITY

Payroll tax liabilities of $53,927 and $351,491, $405,418 in total, are payable for 2005 and 2004, respectively. As of the date of these financial statements, the Company is negotiating with the Internal Revenue Service to determine an installment payment plan. The Company intends to commence installment payments in 2005.

7.  BANK  LINE  OF  CREDIT  AND  NOTES  PAYABLE

The Company assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 9.75% as of September 30, 2005 and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. The balance outstanding as of September 30, 2005 was $103,446. As of the date of these financial statements, the balance on this debt is approximately $81,000. The Company is in negotiations with the Bank to make payment on this debt in full or to determine an appropriate installment plan.

The Company assumed credit card liabilities in connection with the COM acquisition. The balance outstanding as of September 30, 2005 was $16,938.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate,2% over the Prime Rate, or 8.50% as of September 30, 2005. Principal payments of $20,834 are due on this note through September 15, 2008. The balance of $755,599 remaining outstanding as of September 30, 2005, and included a current portion of $255,583 as of September 30, 2005.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $1,050,961 remained outstanding as of September 30, 2005, and included a current portion of $326,589 as of September 30, 2005.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $371 are payable through May 5, 2009. The balance of $14,655 remained outstanding as of September 30, 2005.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $369 are payable through May 5, 2009. The balance of $14,589 remained outstanding as of September 30, 2005.

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installments of $42,804, maturing in April 2005. The balance outstanding as of September 30, 2005 was $85,075. The Company makes payments of approximately $7,000 per month for 12 months.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bears interest of 7.99%. The balance outstanding as of September 30, 2005 was $4,312.

The Company contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $5,250, maturing in January 2007. The balance outstanding as of September 30, 2005 was $106,250.

The Company contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of September 30, 2005 was $37,249.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by three automobiles, carrying interest at a fixed rate of 6.25%. Principal and interest payments of $1,536 are payable through March 7, 2008. The balance of $42,555 remained outstanding as of September 30, 2005.

During the three months ended September 30, 2005, the Company issued $1,032,000 in convertible debentures to certain shareholders of the Company. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due in July, August and September of 2010. These debentures were issued with a discounted price from the face value of $147,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2005 has been recorded in the amount of $27,500. Additionally, the Company issued warrants to purchase 882,000 shares of the Company's common stock at $.86 per share. These warrants were valued at $227,331 and will be amortized as interest expense through the maturity date of the convertible debentures.

Upon the acquisition of Kelley, the Company issued $360,000 in convertible debentures to an officer of the Company. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2005 has been recorded in the amount of $90,000. Additionally, the Company issued warrants to purchase 90,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and will be amortized as interest expense through the maturity date of the convertible debentures.

8.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE
------------------------------

Upon the acquisition of Kelley, the Company assumed $540,000 in convertible debentures due to an officer of the Company. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $90,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2005 has been recorded in the amount of $135,000. Additionally, the Company issued warrants to purchase 135,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $21,239 and will be amortized as interest expense through the maturity date of the convertible debentures.

Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to an officer, carrying interest at a fixed rate of 5.00%. These notes payable were refinancing on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $493,503, including a current portion of $290,964, remained outstanding as of September 30, 2005.

9.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through September 30, 2005, the Company incurred net operating losses for tax purposes of approximately $19,762,912. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

10.  COMMITMENTS  &  CONTINGENCIES

Litigation
----------

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

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company's financial statements.

11.  STOCKHOLDERS'  EQUITY

EQUITY
------

During the three months ended September 30, 2005, the Company issued common stock as follows:

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of Kelley Communications Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company's common stock.

12.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three-month period ended September 30, 2005 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

13.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid income taxes of $0 during the three months ended September 30, 2005 and 2004, respectively.

14.  SUBSEQUENT EVENTS

The Company purchased 100% of the outstanding shares of common stock of Spectrum Communications Cabling Services, Inc., ("Spectrum") a California corporation, for $14,000,000, paid in common stock on the date of closing, November 1, 2005. The shareholders of Spectrum received 18,567,639 shares of the Company's common stock.

The audit of Spectrum as of November 1, 2005 has not yet been completed. However, the Company's preliminary financial analysis and due diligence related to the acquisition is complete. The Company currently anticipates allocating the $14,000,000 purchase price as follows.

Cash                           $   1,342,179
Investments                          416,386
Accounts receivable                4,594,549
Inventory                            381,695
Costs in excess of billings          295,537
Other assets                          59,420
Fixed assets                       1,551,559
Accumulated depreciation          (1,364,590)
Goodwill                          10,486,079
Accounts payable                   1,915,776
Customer deposits                    195,629
Billings in excess of earnings     1,621,602
Other liabilities                     29,807
                               -------------
Total                          $  14,000,000
                               =============

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The discussion and financial statements contained herein are for the three months ended September 30, 2005 and September 30, 2004. The following discussion should be read in conjunction with our financial statements and notes included herewith.

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

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

CHANGE IN REVENUE RECOGNITION POLICY

We changed our revenue recognition policy with the 10KSB/A report submitted for the year ending December 31, 2004 to the percentage-of-completion method, which we believe better represents our business activity. However, when comparing third quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods of revenue recognition.

RESULTS  OF  OPERATIONS

NET  REVENUE
------------
We generated consolidated net revenues of $1,075,471 for the three months ended September 30, 2005, as compared to $760,835 for the three month period ended
September 30, 2004. The increase in revenues for this quarter when compared to the same quarter last year is due to the increase in marketing expenditures, increase in our sales force, and the acquisition of COM Services which contributed to our revenue for the quarter.

COST  OF  REVENUE
-----------------
We incurred Cost of Revenue of $880,032 for the three months ended September 30, 2005, as compared to $374,335 for the three month period ended September 30, 2004. Our Cost of Revenue increase is due to an increase in the expansion of business from the prior quarter which were expensed in the period ended September 30, 2005.

GROSS  PROFIT
-------------
We generated gross profit of $195,439 for the three month period ended September 30, 2005, as compared to $386,500 for the three month period ended September 30, 2004. The decrease in gross profit is due to higher project costs incurred for specific jobs in progress as of September 30, 2005.

COSTS AND EXPENSES
---------------
We incurred costs of $1,056,223 for the three month period ended September 30, 2005 as compared to $816,042 for the three month period ended September 30, 2004, respectively. The increase in costs resulted from increased office salaries, professional fees, and bad debts written-off during the three months ended September 30, 2005.

NET  INCOME  (LOSS)
-------------------
We had a loss before taxes of ($1,925,165) for the three month period ended September 30, 2005 as compared to a loss of ($547,107) for the three month period ended September 30, 2004. The increase in our total loss is due to the factors described above.

BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE
-----------------------------------------------
Our basic and diluted income (loss) per share for the three month period ended September 30, 2005 was ($0.11) as compared to ($0.02) for the period ended
September 30, 2004. The increase in our loss per share is due to the factors described above.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of September 30, 2005, our Current Assets were $5,178,881 and Current Liabilities were $5,552,867. Cash and cash equivalents were $1,325,878. Our
Stockholder's  equity  at  September  30,  2005  was  $6,700,753.

We had a net usage of cash due to operating activities for the nine month period ended September 30, 2005 of ($2,310,468) compared to a ($2,287,333), for the nine month period ended September 30, 2004. The increase is due to an increase in warrants issued for debt inducements and stock paid for acquisitions. We had net cash provided by financing activities of for the nine month period ended September 30, 2005 and 2004 of $2,764,797 and $2,529,139, respectively. The increase is due to an increase in proceeds from Notes Payable and Long Term Borrowings.

FINANCING  ACTIVITIES
---------------------
On September 14, 2005, we issued convertible debentures of $132,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on September 14, 2005, we issued a warrant to purchase 132,000 shares of our common stock to Dutchess at $0.86.

On September 22, 2005, we issued convertible debentures of $750,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on September 22, 2005, we issued a warrant to purchase 750,000 shares of our common stock to Dutchess at $0.86.

On July 20, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On August 17, 2005, we issued convertible debentures of $100,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

SUBSIDIARIES

As of September 30, 2005, we had four wholly-owned subsidiaries: Network Installation Corp., Del Mar Systems International, Inc., Kelley Communication
Company,  Inc.,  and  COM  Services,  Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

Disclosure  Controls  and  Procedures


Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

(c)  Recent  Sales  of  Unregistered  Securities

On September 14, 2005, we issued convertible debentures of $132,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at the holder's option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on September 14, 2005, we issued a warrant to purchase 132,000 shares of our common stock to Dutchess at $0.86.

On September 22, 2005, we issued convertible debentures of $750,000 to Dutchess Private Equities Fund, II, LP. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

In connection with the above financing, on September 22, 2005, we issued a warrant to purchase 750,000 shares of our common stock to Dutchess at $0.86.

On July 20, 2005, we issued convertible debentures of $50,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On August 17, 2005, we issued convertible debentures of $100,000 to Preston Capital Partners, LLC. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 6% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The debentures are payable in 2010. The convertible debentures are convertible into shares of our common stock.

On XXX, we issued warrants to purchase 882,000 shares of our common stock at $.86 per share. These warrants were valued at $227,331 and will be amortized as interest expense through the maturity date of the convertible debentures.

On XXX, we issued warrants to purchase 90,000 shares of our common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and will be amortized as interest expense through the maturity date of the convertible debentures.

Pursuant to an acquisition agreement, we acquired 100% of the outstanding shares of common stock of Kelley Communications Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of our common stock.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

We assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 9.75% as of September 30, 2005 and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. The balance outstanding as of September 30, 2005 was $103,446. As of the date of these financial statements, the balance on this debt is approximately $81,000. The Company is in negotiations with the Bank to make payment on this debt in full or to determine an appropriate installment plan.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

On June 1, 2005, our Board of Directors dismissed Michael Johnson & Co., LLC as our principal accountant. The Board had appointed Michael Johnson & Co. on February 11, 2005. From April 29, 2004 through February 11, 2005, Rose, Snyder & Jacobs was our principal accountant, as filed on a Form 8-K on February 18, 2005.

On the same date, the Board of Directors appointed the firm Jaspers + Hall, PC to serve as our independent public accountants for the fiscal year ending
December 31, 2005. The decision to change accountants was recommended and approved by the Board of Directors.

From February 11, 2005 through the date hereof, there were no disagreements with Michael Johnson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Michael Johnson & Co.'s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on our consolidated financial statements for such year.

During the year ended December 31, 2004 and through the date hereof, we did not consult with Jaspers + Hall, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NUMBER            DESCRIPTION
------------     -------------------

2.1 Plan of Reorganization between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 2.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

2.2 Acquisition Agreement and Plan of Reorganization between the Company and Robert and Sherry Rivera dated November 1, 2005 (included as exhibit 10.1 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

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

4.25 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.25 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.26 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.26 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.27 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

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

4.30 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.30 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.31 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.31 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.32 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.32 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.33 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.33 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.34 Form of Debenture between the Company and Preston Capital Partners, dated May 26, 2005 (included as exhibit 4.34 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.35 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.35 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.36 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.36 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.37 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.37 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.38 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.38 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.39 Form of Debenture between the Company and Preston Capital Partners, dated June 20, 2005 (included as exhibit 4.39 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.40 Collateral Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 19, 2005 (included as exhibit 4.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.41 Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.2 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.42 Debenture Registration Rights Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.3 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.43 Subscription Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.4 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.44 Warrant between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.5 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.45 Promissory Note between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 4.6 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.46 Promissory Note between the Company and Robert Unger, dated September 22, 2005 (included as exhibit 4.7 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.47 Security Agreement between the Company and Dutchess Private Equities Fund L.P. and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.8 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.48 Promissory Note between the Company and Robert and Sherry Rivera, dated November 1, 2005 (included as exhibit 10.2 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.49 Security Agreement between the Company and Spectrum Communication Cabling Services, Inc., dated November 1, 2005 (included as exhibit 10.3 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

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

10.35 Intercreditor Agreement between the Company and Nottingham Mayport, LLC, Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund II, L.P., and Robert Unger, dated September 22, 2005 (included as exhibit 10.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

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

21.1  List  of  Subsidiaries  (filed  herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports  Filed  on  Form  8-K

On September 29, 2005, we filed a Form 8-K regarding Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors accepted the resignation of Michael Novielli as Chairman and Director, Douglas Leighton as Director, and Theodore Smith as Director. Additionally, our Board of Directors appointed Jeffrey R. Hultman, our current Chief Executive Officer and a Director, as the new Chairman of the Board. On the same date, our Board of Directors appointed Michael V. Rosenthal, our current Chief Financial Officer, and Michael Kelley to the Board of Directors. On October 6, 2005, we filed a Form 8-K regarding Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into an agreement with Michael Kelley, the record owner and holder of one-hundred percent of the issued and outstanding common stock of Kelley Communication Company, Inc., a Nevada corporation, to acquire one-hundred percent of the outstanding shares of Las Vegas-based Kelley Communications Company, Inc. d/b/a Kelley Technologies, Inc.

On November 7, 2005, we filed a Form 8-K regarding Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into an Acquisition Agreement and Plan of Reorganization with Robert and Sherry Rivera, as the stockholders of Spectrum Communication Cabling Services, Inc., a California Corporation, to acquire Spectrum Communications. Spectrum Communications provides network design, installation and maintenance of voice and data network systems.

On November 9, 2005, we filed a Form 8-K regarding Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors appointed Kurt F. Jensen and William G. Sullivan to the Board of Directors.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  November 21,  2005            By:    /s/  Jeffrey  R.  Hultman
                                         --------------------------------
                                         Jeffrey  R.  Hultman
                                         President  &  Chief  Executive  Officer

                                     By:   /s/  Michael  V.  Rosenthal
                                         ---------------------------------
                                         Michael  V.  Rosenthal
                                         Interim Chief  Financial  Officer