Form 10QSB/A
period 2005-09-30
NETWORK INSTALLATION CORP
filed 2005-11-22
CIK 1069778

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION


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


              NETWORK INSTALLATION CORP. AND SUBSIDIARIES
                           TABLE OF CONTENTS

                                                                              Page
------------------------------------------------------------------------      ----
Part I - Financial Information                                                   2
------------------------------------------------------------------------

  Item 1 - Financial Statements.                                                 2
------------------------------------------------------------------------
    Consolidated Balance Sheet as of September 30, 2005                          2
------------------------------------------------------------------------
    Consolidated Statements of Operations for the Three and Nine                 3
         Months Ended September 30, 2005 and September 30, 2004
------------------------------------------------------------------------
    Consolidated Statements of Cash Flows for the Nine Months                    4
         Ended September 30, 2005 and September 30, 2004
------------------------------------------------------------------------
    Consolidated Stockholders' Equity (Deficit) as of September 30, 2005         5
------------------------------------------------------------------------
    Report on Review by Independent Public Accountant                            6
------------------------------------------------------------------------
    Notes to Consolidated Financial Statements                                   7
------------------------------------------------------------------------
  Item 2 - Management's Discussion and Analysis or Plan of Operation.           12
------------------------------------------------------------------------
  Item 3 - Controls and Procedures.                                             14
------------------------------------------------------------------------

Part II - Other Information                                                     15
------------------------------------------------------------------------

  Item 1 - Legal Proceedings.                                                   15
------------------------------------------------------------------------
  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.         15
------------------------------------------------------------------------
  Item 3 - Defaults Upon Senior Securities.                                     16
------------------------------------------------------------------------
  Item 4 - Submission of Matters to a Vote of Security Holders.                 16
------------------------------------------------------------------------
  Item 5 - Other Information.                                                   16
------------------------------------------------------------------------
  Item 6 - Exhibits and Reports on Form 8-K.                                    16
------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                 Network Installation Corp.
                                Consolidated Balance Sheets


                                                              Septemeber 30,   December 31,
                                                                   2005            2004
                                                               (Unaudited)
                                                               -------------  --------------
ASSETS

   Current Assets:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,325,878      $   1,732
      Accounts Receivable . . . . . . . . . . . . . . . . . .     2,496,486        500,833
      Allowance for Doubtful Accounts . . . . . . . . . . . .      (501,809)       (95,486)
      Inventory . . . . . . . . . . . . . . . . . . . . . . .     1,429,206              -
      Costs in Excess of Billings                                   408,900              -
      Other current assets. . . . . . . . . . . . . . . . . .        20,220        595,812
                                                               -------------  --------------

         Total Current Assets . . . . . . . . . . . . . . . .     5,178,881      1,002,891
                                                               -------------  --------------

   Fixed Assets:

      Vehicles. . . . . . . . . . . . . . . . . . . . . . . .       271,172              -
      Equipment . . . . . . . . . . . . . . . . . . . . . . .       211,615              -
      Leasehold improvements. . . . . . . . . . . . . . . . .        69,257              -
      Software. . . . . . . . . . . . . . . . . . . . . . . .        71,838              -
      Furniture and Fixtures. . . . . . . . . . . . . . . . .       213,671         46,098
                                                               -------------  --------------
                                                                    837,553         46,098
      Less: Accumulated Depreciation. . . . . . . . . . . . .      (461,517)        (9,937)
                                                               -------------  --------------

         Total Fixed Assets . . . . . . . . . . . . . . . . .       376,036         36,161
                                                               -------------  --------------

   Other Assets:
      Patents                                                         2,500               -
      Goodwill. . . . . . . . . . . . . . . . . . . . . . . .    11,144,216               -
      Security Deposits . . . . . . . . . . . . . . . . . . .        20,690          19,916
                                                               -------------  --------------

         Total Other Assets . . . . . . . . . . . . . . . . .    11,167,406          19,916
                                                               -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,722,323      $1,058,968
                                                               =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable & Accrued Expenses . . . . . . . . . .     2,432,859       1,148,428
      Bank Line of Credit . . . . . . . . . . . . . . . . . .       120,384               -
      Billings in excess of costs                                   705,607               -
      Payroll taxes payable                                         405,418               -
      Notes Payable . . . . . . . . . . . . . . . . . . . . .       844,302          85,075
      Notes Payable - related parties . . . . . . . . . . . . . .   290,964         120,580
      Convertible debts - current . . . . . . . . . . . . . .       301,333               -
      Convertible debts - related parties . . . . . . . . . . . . . 452,000               -
                                                               -------------  --------------

         Total Current Liabilities. . . . . . . . . . . . . .     5,552,867       1,354,083
                                                               -------------  --------------

   Long-Term Debt:
      Notes payable                                               1,266,943               -
      Notes payable - related parties                               202,539               -
      Convertible Debentures . . . . . . . .                      2,999,221       1,582,516
                                                               -------------  --------------

      Total Long-Term Debt. . . . . . . . . . . . . . . . . .     4,468,703       1,582,516
                                                               -------------  --------------

   Stockholders Equity
     Common stock, no par value, 100,000,000 shares. . . . . .       30,562          23,484
        authorized, 30,562,082 shares issued and
        outstanding as of 9/30/05, 23,483,873 shares
        issued and outstanding as of 12/31/04
     Additional Paid-in Capital . . . . . . . . . . . . . . .    26,316,746       7,617,181
     Shares to be issued. . . . . . . . . . . . . . . . . . .       116,357         116,249
     Accumulated Deficit. . . . . . . . . . . . . . . . . . .   (19,762,912)     (9,634,545)
                                                               -------------  --------------

         Total Stockholders' Equity (Deficit) . . . . . . . .     6,700,753      (1,877,631)
                                                               -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 16,722,323   $   1,058,968
                                                               =============  ==============

See Accountants Review Report



                               Network Installation Corp.
                          Consolidated Statement of Operations
                                        (Unaudited)


                                               Three Months Ended                Nine Months Ended
                                                  September 30,                      September 30,
                                           -------------------------         ---------------------------
                                               2005           2004               2005             2004
                                           ----------       --------         ----------       ----------
Revenue:
   Revenue                                $ 1,075,471     $  760,835       $  2,964,570      $ 2,000,762

   Cost of Goods Sold                         880,032        374,335          2,206,730        1,041,646
                                           ----------       --------         ----------       ----------
      Gross Profit                            195,439        386,500            757,840          959,116

Costs and Expenses:
   Investor Relations                          80,708        119,000            588,170          394,330
   Office Salaries                            396,421        252,243            871,680          640,576
   Officer Compensation                             -              -          6,575,426                -
   Professional Fees                          160,321         92,826            253,626          264,199
   Telephone                                   20,332         19,171             54,108           96,887
   Bad debt expense                           198,695         10,648            198,695          170,647
   Insurance                                   46,987         31,312            118,231           80,669
   Consulting Fees                             17,187         70,210             77,563          112,288
   Rent                                        41,042         32,167            116,924           63,290
   Payroll Taxes                               19,635         20,895             49,009           53,063
   Depreciation                                 5,529            538             12,044            1,787
   Writeoff of goodwill                       628,614              -            628,614                -
   Other Operating Expenses                    69,366        167,032            403,826          421,130
                                           ----------       --------         ----------       ----------
Total Expenses                              1,684,837        816,042          9,947,916        2,298,866

Net Loss from Operations                   (1,489,398)      (429,542)        (9,190,076)      (1,339,750)

Other Income/Expenses
   Interest Income                                  1          1,860                  1            3,210
   Interest Expense                          (435,768)      (119,425)          (938,292)        (320,640)
                                          ----------        --------         ----------       ----------
Total Other Income/Expense                   (435,767)      (117,565)          (938,291)        (317,430)

Net Income (Loss)                        $ (1,925,165)   $  (547,107)     $ (10,128,367)    $ (1,657,180)
                                         =============   ============     =============     ============
Basic and Diluted Loss per Common Share  $      (0.11)   $     (0.02)     $       (0.49)    $      (0.09)
                                         =============   ============     =============     ============

Basic and diluted weighted average
shares outstanding                         17,764,338     23,168,012         20,606,252       18,641,574

See Accountants Review Report



                                 Network Installation Corp.
                           Consolidated Statement of Cash Flows
                                        (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                                2005              2004
                                                           -------------      -------------
Cash Flows from Operating Activities:

   Net Profit                                               $ (10,128,367)     $ (1,657,180)
   Stock issued for services and debt reduction                 6,655,110           195,000
   Beneficial conversion feature expense                          556,250           207,625
   Stock rescinded                                               (530,590)                -
   Stock warrants issued for debt inducement                      585,430                 -
   Depreciation                                                    12,044           107,883
   Amortization of debt discount                                  176,084                 -
   Bad debt expense                                               198,695                 -
   Writeoff of goodwill                                           628,614                 -
   Debt conversion                                                165,000                 -
   Adjustments to reconcile net loss to net cash used
      by operating activities
   (Increase) decrease in assets
      Accounts receivable                                       (456,801)         (434,946)
      Inventory                                                 (463,279)          200,000
      Costs in excess of billings                                 79,470                 -
      Other assets                                               577,917          (684,513)
   Increase (decrease) in liabilities
Accounts payable and accrued expenses                            195,593            59,722
      Billings in excess of costs                               (207,029)                -
      Deferred revenues                                                -          (280,924)
                                                           -------------      -------------
Net Cash Used in Operating Activities                        (1,955,859)        (2,287,333)
                                                           -------------      -------------
Cash Flows from Investing Activities
   Cash received upon acquisition of subsidiary                  930,828             3,233
   Cash paid to acquire subsidiary                               (50,000)                -
   Purchase of property and equipment                            (11,011)                -
                                                           -------------      -------------
Net Cash Flows Provided by Investing Activities                 869,817              3,233
                                                           -------------      -------------
Cash Flows from Financing Activities:
    Payments made on notes payable                             (298,706)          (570,260)
    Proceeds from notes Payable                                   5,850                  -
    Payments made on related party debt                        (120,580)                 -
    Payments made on short term debts                           (19,826)           (14,056)
    Proceeds from convertible debt issuances                  1,900,000            871,989
    Issuance of stock for cash                                  943,450          2,235,000
                                                           -------------      -------------
Net Cash Used for Financing Activities                        2,410,188          2,522,673
                                                           -------------      -------------
Net Increase in Cash & Cash Equivalents                       1,324,146            238,573

Beginning Cash & Cash Equivalents                                 1,732                667

Ending Cash & Cash Equivalents                              $ 1,325,878        $   239,240
                                                           =============       ============
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                 $    19,687        $    20,800
     Cash paid for Income Taxes                             $         -        $        -
                                                           =============       ============
NON-CASH TRANSACTIONS
   Stock issued for services and debt reduction            $  6,655,110        $   195,000
   Beneficial conversion feature expense                   $    556,250        $   147,625
   Stock rescinded                                         $   (530,590)       $         -
   Writeoff of goodwill                                    $    628,614        $         -
   Stock warrants issued for acquisition                   $ 10,232,101        $   500,000
   Stock warrants issued for debt inducement               $    585,430        $         -
                                                           =============       ============

See Accountants Review Report



                                                Network Installation Corp.
                                       Consolidated Stockholders' Equity (Deficit)
                                                    September 30, 2005
                                                     (Unaudited)

                                                                  Sub-
                                                    Addi-         scrip-      Total
                              COMMON STOCKS         tional        tions       Shares                   Accum-        Stock-
                         -------------------------  Paid-in       Receiv-     To Be      Treasury      ulated        holders'
                           # of Shares   Amount     Capital       able        Issued     Stock (Net)   Deficit        Equity
                         --------------  ---------  ------------  ----------  ---------  ------------  -------------  ------------

Balance
 December 31, 2003        12,616,330   $12,616      $2,743,222        $-      $116,295        $-     $(5,466,840)   $(2,594,707)

Recapitalization of stock
 for Reverse Merger       (2,149,500)   (2,150)          2,185         -           (35)        -               -              -
Issuance of stock
 for services                372,383       372         365,778         -             -         -               -        366,150
Issuance of stock
 for cash                    745,001       745       2,234,258         -             -         -               -      2,235,003
Conversion on convertible
 Debenture                         -         -         511,275         -             -         -               -        511,275
Issuance of stock
 for Acquisition             130,549       131         499,869         -             -         -               -        500,000
Conversion on convertible
 Debenture                   188,365       189         706,044         -           (11)        -               -        706,222
Issuance of stock warrants         -         -         466,790         -             -         -               -        466,790
Forward stock split       11,580,745    11,581         (11,581)        -             -         -               -              -
Issuance of stock warrants
 Advisory Board                    -         -          99,341         -             -         -               -         99,341
Net Loss for Year                  -         -               -         -             -         -      (4,167,705)    (4,167,705)

Balance
 December 31, 2004        23,483,873    23,484       7,617,181         -       116,249         -      (9,634,545)    (1,877,631)

Beneficial conversion
 feature expense                   -         -         556,250         -             -         -               -        556,250
Issuance of stock
 warrants for inducement           -         -         585,430         -             -         -               -        585,430
Issuance of stock for
 acquisition                       -         -         199,892         -           108         -               -        200,000
Stock issued for services    100,000       100          98,900         -             -         -               -         99,000
Issuance of stock warrants
 for officer compensation          -         -       6,476,085         -             -         -               -      6,476,085
Rescinding of investor's
 stock                      (685,517)     (685)       (529,905)        -             -         -              -       (530,590)
Issuance of stock for
 Cash                       1,460,692    1,460         941,990         -             -         -               -        943,450
Issuance of stock for
 debt conversion              18,939        19             (19)        -             -         -               -              -
Issuance of stock for
 services                     55,000        55          79,970         -             -         -               -         80,025
Rescinding of founders
 stock                    (7,887,482)   (7,887)          7,887         -             -         -               -              -
Debt conversion                                         65,000                                                           65,000
Issuance of stock for
 acquisition              14,016,577    14,016      10,218,085                                                       10,232,101
Net Loss for Period              -         -               -         -             -          -       (10,128,367)  (10,128,367)
                          ----------  --------     -----------    -------  -----------  ----------  --------------  ------------
Balance -
 September 30, 2005       30,562,082  $ 30,562     $26,316,746    $  -     $   116,357      $ -     $ (19,762,912)   $6,700,753
                          ==========  ========     ===========    =======  ===========  ==========  ==============  ============


See Accountants Review Report


JASPERS  +  HALL,  PC
CERTIFIED  PUBLIC  ACCOUNTANTS
------------------------------
9175  E.  KENYON  AVENUE,  SUITE  100
DENVER,  CO  80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
Network  Installation  Corporation
Irvine,  California

We have reviewed the accompanying consolidated balance sheet of Network Installation Corporation as of September 30, 2005, and the related consolidated statement of operations for the three-month and nine-month period ended September 30, 2005, and cash flows and stockholders' equity (deficit) for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Jaspers  +  Hall,  PC
Denver,  CO
November  21,  2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

ACQUISITION OF KELLEY COMMUNICATIONS COMPANY, INC.
--------------------------------------------------

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of Kelley Communications Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Goodwill of $11,144,216 was recorded upon the acquisition and is valued based on Kelley's customer pipeline and current customer backlog. Kelley is a Las Vegas, Nevada-based businesses focusing on the design, project management, installation, and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company's common stock. Kelley's results of operations for the period from September 22, 2005 through September 30, 2005 are included in these interim financial statements.

The audit of Kelley as of September 22, 2005 has not yet been completed. However, the Company's preliminary financial analysis and due diligence related to the acquisition is complete. Kelley's unaudited balance sheet as of the date of acquisition is as follows.



Cash                           $     930,828
Accounts receivable                1,234,668
Inventory                            965,927
Costs in excess of billings          488,370
Other assets                           5,599
Fixed assets                         713,220
Accumulated depreciation            (407,534)
Goodwill                          11,144,216
Accounts payable                     879,995
Notes payable                      3,050,560
Billings in excess of earnings       912,638
                               -------------
Total                          $  10,232,101
                               =============


The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005. Revenues represent total revenues and net loss represents total net loss of the Company for the three and nine months ended September 30, 2005 if Kelley had been acquired as of January 1, 2005.



                           Three Months Ended        Nine Months Ended
                           September 30, 2005       September 30, 2005
                           -------------------      -------------------
Revenues                  $         2,823,861      $         4,959,875
Net loss                  $        (2,498,739)     $       (11,055,873)


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

REVENUE RECOGNITION
--------------------

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

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
------------------------------------------

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.

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

4.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:



                       September 30, 2005
                       ------------------
Accounts payable       $       2,262,859
Litigation accrual.              170,000
                       ------------------
                       $       2,432,859
                       ==================


5.  WRITEOFF OF GOODWILL

Throughout 2005, the Company has witnessed declining profits within its Com Services division. Upon the completion of an impairment review of the division's assets, the Company decided to write-off goodwill of $628,614, which had been generated from the acquisition of Com Services, Inc., on January 17, 2005.

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

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bears interest at 5% and is payable in monthly installments of $42,804, maturing in April 2005. The balance outstanding as of September 30, 2005 was $85,075. The company plans to make payments of approximately $7,000 per month for the next twelve months.

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

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB/A contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

CHANGE IN REVENUE RECOGNITION POLICY

We changed our revenue recognition policy with the 10KSB/A report submitted for the year ended December 31, 2004 to the percentage-of-completion method, which we believe better represents our business activity. However, when comparing third quarter numbers for 2005 to those for 2004, the comparison involves numbers calculated using differing methods of revenue recognition.

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

COST  OF  GOODS SOLD
-----------------

We incurred Cost of Goods Sold of $880,032 for the three months ended September 30, 2005, as compared to $374,335 for the three month period ended September 30, 2004. Our Cost of Goods Sold increase is due to an increase in the expansion of business from the prior quarter which were expensed in the period ended September 30, 2005.

GROSS  PROFIT
-------------

We generated gross profit of $195,439 for the three month period ended September 30, 2005, as compared to $386,500 for the three month period ended September 30, 2004. The decrease in gross profit is due to higher project costs incurred for specific jobs in progress as of September 30, 2005.

COSTS AND EXPENSES
---------------

We incurred costs of $1,684,837 for the three month period ended September 30, 2005 as compared to $816,042 for the three month period ended September 30, 2004, respectively. The increase in costs resulted from increased office salaries, professional fees and bad debts and goodwill write-offs during the three months ended September 30, 2005.

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

We had a net usage of cash due to operating activities for the nine month period ended September 30, 2005 of ($1,955,859) compared to a ($2,287,333), for the nine month period ended September 30, 2004. The increase is due to an increase in warrants issued for debt inducements and stock paid for acquisitions. We had net cash provided by financing activities of for the nine month period ended September 30, 2005 and 2004 of $2,410,188 and $2,529,139, respectively. The increase is due to an increase in proceeds from Notes Payable and Long Term Borrowings.

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

SUBSIDIARIES

As of September 30, 2005, we had four wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., Kelley Communication Company, Inc, and Com Services, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

Disclosure Controls and Procedures
----------------------------------

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

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

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

In connection with the financing on September 14, 2005 and September 22, 2005 with Dutchess, we issued warrants to purchase 882,000 shares of our common stock at $.86 per share. These warrants were valued at $227,331 and will be amortized as interest expense through the maturity date of the convertible debentures.

On September 22, 2005, we issued warrants to purchase 90,000 shares of our common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and will be amortized as interest expense through the maturity date of the convertible debentures.

On September 22, 2005, we issued warrants to purchase 135,000 shares of our common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $21,239 and will be amortized as interest expense through the maturity date of the convertible debentures.

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

Exhibits

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

4.50 Form of Debenture between the Company and Preston Capital Partners, dated July 20, 2005 (filed herewith).

4.51 Form of Debenture between the Company and Preston Capital Partners, dated August 17, 2005 (filed herewith).

4.52 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (filed herewith).

4.53 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (filed herewith).

4.54 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (filed herewith).

4.55 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (filed herewith).

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

21.1 List of Subsidiaries (included as exhibit 21.1 to the Form 10-QSB filed November 21, 2005, and incorporated herein by reference).

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

                        NETWORK INSTALLATION CORPORATION
                                  (Registrant)



Date:  November 22,  2005            By:    /s/  Jeffrey  R.  Hultman
                                         --------------------------------
                                         Jeffrey  R.  Hultman
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Michael  V.  Rosenthal
                                        ---------------------------------
                                        Michael  V.  Rosenthal
                                        Interim Chief Financial Officer