Form 10KSB
period 2005-12-31
NETWORK INSTALLATION CORP
filed 2006-04-18
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

   [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          Commission File No. 000-25499

                        NETWORK INSTALLATION CORPORATION
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)


              Nevada                                             88-0390360
  (State or other jurisdiction                               (I.R.S.  Employer
of incorporation or organization)                            Identification No.)

                 5625  Arville  St.,  Suite  E,  Las  Vegas,  NV       89118
                     (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (702) 889-8777


Securities registered under Section 12(b)
of the Exchange Act:                        None.

Securities registered under Section 12(g)
of the Exchange Act:                        Common stock, par value
                                            $0.001 per share.
                                              (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act). [ ] Yes   [X] No

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $5,932,064.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2006: $2,745,135 (Based on 6,536,037 shares held by non-affiliates and the closing price of our stock of $0.42 on March 31, 2006.)

State the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2006: 28,870,437.

Documents  incorporated  by  reference:  None.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

               NETWORK INSTALLATION CORPORATION TABLE OF CONTENTS

PART  I                                                                   PAGE NO.

ITEM  1.     DESCRIPTION  OF  BUSINESS.                                       2
ITEM  2.     DESCRIPTION  OF  PROPERTY.                                       5
ITEM  3.     LEGAL  PROCEEDINGS.                                              6
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS.        6

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.   6
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.8
ITEM  7.     FINANCIAL  STATEMENTS.                                          16
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE.                         28
ITEM  8A.    CONTROLS  AND  PROCEDURES.                                      29
ITEM  8B.    OTHER INFORMATION.                                              29

PART  III

ITEM  9.     DIRECTORS, EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.       29
ITEM  10.    EXECUTIVE  COMPENSATION.                                        30
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND
             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.                 31
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.             31
ITEM  13.    EXHIBITS.                                                       34
ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.                     35

PART  I

ITEM  1.  DECRIPTION  OF   BUSINESS.

OVERVIEW

Through our wholly-owned subsidiary, Kelley Technologies, we are a one-source solution company specializing in the design, project management, and deployment of communication technology and systems networks. Our systems networks include data, voice and audio/visual components, security and surveillance systems, special effects, and videoconferencing solutions. We market our services primarily to the gaming, resort and hospitality industries. We do most of our work in the Las Vegas area, but we have also completed projects in Atlantic City, New Jersey, the Caribbean and for Indian Tribes in several states in the U.S.

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

In May 2000, we acquired Mardock, Inc., a designer, manufacturer and distributor of apparel and promotional products. In August 2000, we acquired a majority interest in North Texas Circuit Board Co., or NTCB, through the acquisition of 67% of the common stock of Primavera Corporation, the parent company of NTCB. In September 2000, we acquired 80% of the outstanding stock of OpiTV.com.

In late 2000, we determined that our capital and management resources were spread too thin to properly address the needs of our three subsidiaries. As a result, in July of 2001, we sold all of our common stock ownership in Mardock, Inc. and OpiTV.com.

In July 2001, we acquired the remaining 20% of Primavera's common stock. On August 20, 2002, we sold NTCB to a third party. On December 27, 2002, we disposed of 100% of Flexxtech Holdings, Inc. Flexxtech Holdings was the parent corporation of Primavera Corporation. After the sale of NTCB, Flexxtech Holdings had no significant assets and was disposed of to Western Cottonwood Corp., an affiliate at the time of the transaction, for nominal consideration of $10.

On October 1, 2002, we agreed to acquire 80% of the outstanding common shares of W3M, Inc., dba Paradigm Cabling Systems, a privately-held California corporation, in a stock for stock exchange. At the time of the transaction, Paradigm was a full-service computer cabling, networking and telecommunications integrator contractor. As part of the transaction, we agreed to use our best efforts to arrange for an infusion of $250,000 in additional capital to Paradigm. However, we were unable to raise the capital. As a result, on April 8, 2003, we entered into an agreement with Paradigm that the acquisition of Paradigm would be void ab initio, that is, at its inception, with the effect that Paradigm remained the owner of all of its assets and the shares of our preferred stock were restored to the status of authorized shares.

In May 2003, we acquired Irvine, California-based Network Installation Corporation. Network Installation, or NIC, was established in July 1997 as a California corporation. At the time of acquisition, NIC provided products, project management, design and installation within the networking and communications sector.

On March 1, 2004, we acquired Del Mar Systems International, Inc., a telecommunications solutions provider. The acquisition of Del Mar allowed us to provide integrated telecom solutions to our customers.

In January 2005, we acquired COM Services, Inc., a privately-held California corporation. COM provided installations of cabling infrastructure for school districts and universities and colleges.

On September 22, 2005, we acquired Kelley Communication Company, Inc., a single source technology company specializing in providing design/build solutions for casino/resort hotel owner requirements. Kelley Technologies designs, manages projects, builds and deploys communication technology, large entertainment technology and systems networks. Kelley's systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, and the Caribbean.

On November 4, 2005, we announced the acquisition of Spectrum Communications Cabling Services, Inc., a complete solution network service firm which provides network design, installation and maintenance of voice and data network systems. On January 6, 2006, we announced that the rescission of our acquisition of Spectrum due to material philosophical differences between the parties regarding operations as well as our future direction.

INDUSTRY  OVERVIEW  -  GAMING

The gaming industry is a high growth industry with ownership increasingly consolidated among several large casino and hotel owners, and a large number of much smaller competitors. The industry tends to be clustered in Las Vegas, Nevada, but also has a presence in Atlantic City and the Caribbean, and on Indian land in many states across the U.S. Casinos, resorts and hotels in the gaming industry, more than most leisure industries, depend on flashy special eaffects, large video boards and advanced audio systems to complete for the attention of gamblers and consumers. We believe this offers us a growth opportunity to sell our communication networks and systems technology.

INDUSTRY  OVERVIEW  -  MULTI-DWELLING  UNITS

We believe there is a trend is developing in the U.S. whereby Multiple Dwelling Units, or MDUs, are increasingly being built in urban areas around the country. Miami, San Diego and Las Vegas seem to be at the center of this trend. The high-rise MDUs cater to upscale residents and visitors, many of which desire "smart home" products for their condos. "Smart homes" include a level of automation that allows touch panel control for any/all of the following systems: audio, video, telephone, data, lighting, shades, HVAC, vacuum and security. Due to less and less buildable land close in to these urban centers, the trend of building upward seems likely to continue, as it did in larger cities that ran out of space earlier in their development cycles. We believe this increase in MDU developments will offer us the opportunity to sell "smart home" systems and we have begun to target this industry as a potential area of growth for us, however there can be no assurances that our efforts will be successful.

OUR  BUSINESS

Prior to our acquisition of Kelley Technologies in September 2005, our business was located in Irvine, California. We focused on the design, installation, and deployment of specialty communication systems for data, voice, video and telecom. Our technicians designed the applications required for network build-outs, structured cabling, deployment, security, training, and technical support and Wi-Fi, Voice over Internet Protocol, or VoIP, and traditional telecom products. During 2005, we earned revenue from: (i) the installation of data, voice, video and telecom networks; (ii) the resale of installed networking products; and (iii) consulting services in the assessment of existing networks. Our customers included Fortune 1000 companies, K-12 schools, colleges and local and regional municipalities.

After our acquisition of Kelley Technologies in September 2005, we focused our efforts on Kelley's primary markets as we believe those markets offer the best opportunity for growth. We also analyzed our two locations and determined we could decrease costs by consolidating our operations in Las Vegas. As a result, in the fourth quarter of 2005, we began migrating our business toward Kelley's opportunities. We stopped taking on new business through our subsidiaries located in California, NIC and COM, and finished our existing projects. In March 2006, we moved our corporate offices from Irvine, California to Las Vegas, Nevada so we would be better able to serve the Las Vegas market. As of March 31, 2006, we had only minimal operations in California. In 2006, we intend to focus our efforts on developing our Kelley Technologies subsidiary.

Kelley Technologies is a one-source solution company specializing in the design, project management, and deployment of communication technology and systems networks. Our systems networks include data, voice and audio/visual components, security and surveillance systems, special effects, and videoconferencing solutions. We also design an overlay to control the systems we create and install. This overlay may include servers, routers, controllers and/or software applications.

Some of our recent projects include designing and installing the following systems:

-     Restaurant  sound  and  plasma  displays;
- Race & Sports book technologies, including satellite, cable tv, live horse racing, state of the art video displays with audio, voice and data;
-     Spa  and  health  club  audio  and  video;
- Hotel guest room television, audio, telecommunications and internet, and control systems to manage them;
- Convention center and meeting room technologies, including drop down video projection, audio, voice and data networks;
-     Back  of  the  house  closed circuit television and audio, voice and data;
-     Hotel  and  casino  public area audio, television voice and data services;
-     Large  casino  surveillance  and  security  systems;
-     Access  control  systems;
- Corporate boardroom touch screen controlled audio, video, video conference, internet, data and telecommunications systems;
- Large casino wide data networks for slot machines, cash machines, point of sale devices and casino player tracking;
-     Casino  wide  networked  plasma  displays  for  advertising;
- Casino parking garage and public area background music and paging systems, access control and point of sale networks;
- Main showroom audio and video systems, theatrical lighting and special effects;
- Lounge and nightclub systems, video projection, special effects, point of sale networks, theatrical lighting; and
-     Security  and  surveillance  systems  and  control  centers.

SUPPLIERS

While we are predominately a service company, we purchase and resell products such as networking controllers, cable, TV, software, audio, video, surveillance and other equipment involved in our project installations. We purchase our products from various distributors, and, in some cases, directly from the manufacturer. Should any of these distributors and vendors cease operations, our business would not be materially effected because most of these products are readily available from multiple distributors locally, regionally or nationally.

OPERATIONS

After the acquisition of Kelley Technologies, we switched our focus to providing design and project management for complex communication technology and systems networks. We also fabricate the servers, routers and other control equipment that run the systems we design. Our management and employees provide the consulting, design and project management services to our customers. However, we do not have employees to install cable in the projects we design, nor do we install equipment. We fabricate all racked equipment at our facility, test such equipment and then deliver the equipment to the job site. Racked equipment is equipment contained in a rack or cabinet. The racked electronics, speakers, equipment, televisions, conduit or cable on any project are installed by the general or the electrical contractor.

SALES  AND  MARKETING

Through our wholly-owed subsidiary, Kelley Technologies, we focus primarily on the gaming, resort and hospitality industries. We believe we are uniquely positioned to serve this market with nearly two decades of service, long standing relationships with key decision-makers, and a high quality design and project management team. Additionally, we offer a one-stop shop for high quality, reliable, and efficient system designs, which few of our competitors can do. We believe we have significant growth opportunities within these industries as the industries continue to grow and develop new properties and continue to rely on improved security, audio/visual effects, and other technology advancements.

We generate most new business through repeat business from existing or former clients. We are also contacted directly by customers who learn about us from our reputation in the marketplace. As of March 31, 2006, we didn't use sales people to market our services to the gaming industry, however we may do so in the future if we have adequate funding and believe the opportunity exists to increase sales.

We market our services to the Multi Dwelling Unit industry because we believe this market poses a growth opportunity for us. In Las Vegas, these high-rises are often affiliated and in some cases attached to existing casino and hotels complexes. Since Kelley has established relationships with many of the developers, architects, and owners of Multi-Dwelling projects, and since the design and project management for the communication technology and systems networks needs of this segment are similar to that for gaming, we believe we can enter this market successfully. We currently have two sales people to sell our services in the Multi Dwelling Unit market.

Although we do not invest significant funds to market our services, we work closely with existing customers to make sure they are satisfied with our service. We believe this proactive approach to customer service builds our reputation and allows us to generate new business in the future.

CUSTOMERS

Since our acquisition of Kelley Technologies in September 2005, we provide our services primarily to the gaming industry. We typically work with developers who put together the building project. We also work with architects who oversee the primary design of the project. These individuals will subcontract out specific projects to us as part of an overall building plan.

While the majority of our projects are in Las Vegas, we work with customers in the gaming industry outside of Las Vegas including Atlantic City, the Caribbean and with Indian tribes in the U.S.

During 2005, we provided services to Red Rock Hotel Casino Resort and Spa located in Las Vegas, Nevada. The Red Rock project accounted for approximately $1.7 million and approximately 29% of our net revenues for the year ended December 31, 2005. The total value of the Red Rock contract is approximately $8 million. We completed approximately 25% of the work on the Red Rock project during 2005 and we intend to finish the project in April 2006.

The Red Rock Hotel Casino Resort and Spa is owned by Station Casinos, Inc. In addition to the Red Rock project, we have contracts with other Station Casino properties. We are currently under contract to provide services to Green Valley Ranch, in which Station Casinos owns a 50% interest. The Green Valley Ranch contract is valued at approximately $3 million. We intend to work on the Green Valley Ranch project from May through September of 2006, however the exact time frame may vary depending on the progress of the project as a whole. In addition, we have completed design services for Santa Fe Station, another Stations Casino property, and we are currently in negotiations to provide additional services to Santa Fe Station in the approximate amount of $3 million during 2006. As of March 31, 2006, we do not know the status of this contract, however we are working diligently to win the business.

We believe the Red Rock project was important for our company not only for the revenues it generated but also as a platform to showcase our unique experience in developing systems for the gaming industry. As part of the Red Rock project, we developed a Race & Sports Book platform. This platform includes three side-by-side jumbo screens that are each 18 by 32 feet. Each of the screens can be divided into ten configurations to display horse races, sporting events and Station Casinos odds. Additionally, there are 213 seats each with TV monitors. Station Casinos is the first resort and gaming company to purchase our proprietary Race & Sports Book platform. We believe this project sets a new standard for casinos and will further establish our reputation in the industry.

We generate a substantial amount of our revenues from our relationship with Stations Casinos, Inc. If this relationship were to end, our net revenues, cash flows and net income would likely decrease in at least the short-term. We believe we could eventually find other customers to replace any lost business. However, we may need to lower our bid prices for projects to generate additional business which could negatively impact our revenues and earnings. Additionally, we may need to increase our marketing expenses to find new customers which could increase our costs.

We are currently providing services to Borgata Hotel, Casino & Spa, located in Atlantic City, New Jersey, a joint venture of MGM Mirage and The Boyd Group, in the approximate amount of $1.5 million. We expect to work on this project during the first half of 2006, however the exact time frame may vary depending on the progress of the project as a whole.

We are currently providing services to Palms Hotel and Casino, located in Las Vegas, Nevada, in the approximate amount of $1.1 million. We expect to complete this project by September 2006, however the exact time frame may vary depending on the progress of the project as a whole.

STRATEGIC  ALLIANCES

Kelley Technologies has an agreement dated December 30, 2005, with Simplikate Systems to resell techcierge(TM). Techcierge(TM) is smart software that ties amenity, security and management functions together under one simple interface that can be accessed by any PC over the web or integrated with many types of wireless and in-wall touch panels. We resell this smart software as part of our integrated solutions to our customers. Kelley Technologies has the worldwide distribution rights within the hotel and casino market to resell techcierge(TM). Kelley was also awarded the rights to techcierge(TM) for the Multi Dwelling Unit market in Arizona, Nevada and California (our "Market").

The agreement is for a term of five years, with two automatic renewals for one year terms. We are required to pay $10,000 per month to Simplikate, in addition to a one time set up fee of $35,000 per association involved in the MDU, plus a fee of $7.00 per month, per unit for unit owners who have access to the system. In exchange, we are entitled to receive a fee of 15% (our "Commission") of any recurring fees Simplikate received for techierge from sales made by any authorized reseller of techierge to developers of new communities, associations or other entities within our Market, or to reduce the $10,000 fee by the same amount, not to exceed the amount of the one time set up fee.

Kelley has an agreement in place with DirecTV to resell DirecTV to approximately 30 casino-based sports books. As part of this service, we handle all billing and customer service. We receive 10% commission from DirecTV for the services purchased.

When we acquired Kelley, it had in place a strategic alliance with a real estate developer to provide home development with approximately 2,000 homes, with cable tv, high speed internet and telephone services. We don't currently intend to expand this part of the business.

INTELLECTUAL  PROPERTY

We filed for a patent pending on July 19, 2005 for integrating casino race and sports book information (video and wagering information) and then displaying it to multiple movie theatre sized screens. Capable of displaying dozens of sporting and horse races simultaneously, this technology allows casino management to immediately change video sources, as well as display them at various sized images of choice, based on the operators desire. In addition, this technology enables casino management to have wagering information shown anywhere on the screens. We recently installed this technology at the Red Rock Hotel Casino and Spa on a 100 foot wide screen and we expect to use this technology in future projects this year. We regard this technology as an important part of our service offerings.

Additionally we regard domain names, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

COMPETITION

While there are companies that provide communication technology and systems networks, we believe the market is very fragmented and there is no one dominant competitor. Our competitors offer some of the same services we offer but we are not aware of any competitors that offer the same combination of expertise, services and products that we offer to the gaming, resort and hospitality industries. Additionally, we have nearly two decades of service, long standing relationships with key decision-makers, and a high quality design and project management team. While it is possible that our competitors will increase their service offerings or develop expertise similar to ours, we believe we can compete favorably in the industry.

EMPLOYEES

As of March 15, 2006, we employed 63 full time employees, 8 are executives, 2 are in sales and marketing, 7 are in administration, and the bulk of the employees are either in design or project management roles. We believe our relations with all of our employees are good.

SUBSIDIARIES

As of March 31, 2006, we have four wholly-owned subsidiaries: Network Installation Corporation, Kelley Communications Company, Inc., COM Services, Inc., and Del Mar Systems International, Inc.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

On June 29, 2004, we entered into a lease agreement with Alton Plaza Property Inc. for office space located at 15235 Alton Parkway, Suite 200, Irvine, CA. Our rent was approximately $13,475 and had a term of 51 months. We terminated the lease on February 28, 2006, and forfeited approximately $26,000, which included our security deposit and one month's rent, in order to consolidate our operations in Las Vegas and continue to expand our operations around the Kelley subsidiary.

On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense from September 22, 2005 through December 31, 2005 amounted to approximately $47,000. Kelley is obligated to pay rent amounts as follows:

For  the  year  ended:

     December  31,  2006               $154,000
     December  31,  2007               $160,000
     December  31,  2008               $110,000

Kelley may extend the lease for two additional terms of three years from October 1,2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

ITEM  3.  LEGAL  PROCEEDINGS.

On April 25, 2003, the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against us and our former management in favor of Insulectro Corp., a vendor of our former subsidiary, North Texas Circuit Board. We believe that we were never issued proper service of process for the complaint. In addition, on August 20, 2002, we sold North Texas Circuit Board to BC Electronics Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of North Texas Circuit Board. In December 2003, we filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in our favor and the judgment was vacated. In February 2004, the plaintiff re-filed the complaint. In March 2005, the complaint was settled for the sum of $25,000. Commencing in March 2005, we agreed to make five equal monthly installments of $5,000 to Insulectro. As of December 31, 2005, we have paid all installments and have no further obligations related to this case.

On January 24, 2005, we filed an action in the Superior Court of California, County of Orange against Steve and Dorota Pearson for damages and injunctive relief based on alleged fraud and breach of contract relating to our purchase of Del Mar Systems International, Inc. from Steve and Dorota Pearson. The complaint was amended on March 14, 2005 to seek rescission of our purchase of Del Mar Systems from Steve and Dorota Pearson. The Defendant filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by us of Del Mar Systems totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of Del Mar Systems. This case was settled and we agreed to pay $84,000 over a 12 month period and we also agreed to issue 300,000 shares of our common stock. To date, we have paid four of the required monthly installments and we have issued the 300,000 shares of common stock at $.45 per share on the date of issuance. At December 31, the Company has accrued $170,000 in its financial statements related to this matter.


In March 2006, Lisa Cox sued Kelley Technologies, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband's death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the claim. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on us will not be material.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2005, as reported by the Bloomberg Financial Network, are as follows:

                    Quarter  Ended    High Bid    Low Bid
                       31-Mar-04       $ 5.30     $ 3.50
                       30-Jun-04       $ 5.50     $ 2.90
                       30-Sep-04       $ 3.06     $ 1.27
                       31-Dec-04       $ 2.29     $ 1.42
                       31-Mar-05       $ 2.17     $ 1.74
                       30-Jun-05       $ 1.90     $ 0.84
                       30-Sep-05       $ 1.24     $ 0.71
                       31-Dec-05       $ 1.12     $ 0.60

NUMBER  OF  SHAREHOLDERS

As  of  December 31, 2005,  we  had  approximately 2,982 shareholders of record.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On October 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related to Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On November 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related to Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On December 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related to Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

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

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section below. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-KSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, the provision for uncollectible accounts receivable, analysis of the value of Goodwill, and issuance of shares for service.

Revenue  Recognition
--------------------

Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, installations, cabling and networking contracts are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

Our revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin or (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Accounts Receivable and Allowance  for  Doubtful  Accounts
----------------------------------

We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Goodwill
--------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets. As required by SFAS 142, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests have resulted in impairments of approximately $4.2 million in 2005 and may result in additional impairment losses that could have a material adverse impact on our results of operations in the future.

Stock-Based  Compensation
-------------------------

In October 1995, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $.79 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 132,500 of such options were retired resulting from employees who left the Company prior to vesting.

On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $.42 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period.

No  options  were  issued  during  the  year  ended  December  31,  2004.

Going  Concern
--------------

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $15,534,423. These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.

Cash  and  Cash  Equivalents
----------------------------

We consider all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3 to7 years), and tenant improvements (life of the lease-approximately 60 months).


Inventory
---------

Inventory consists of networking materials and equipment in the process of being installed at years end. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary and the first-in-first-out method at the COM and NIC subsidiaries, respectively. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2005 and 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Accounting  for  Impairments  in  Long-Lived  Assets
----------------------------------------------------

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

Use  of  Estimates
------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, impairment of goodwill, certain gross margins on long term construction contracts and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.


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

The Company's significant components of common stock equivalents are its convertible debentures and stock options.

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 972,500 shares of common stock remained outstanding as of December 31, 2005. There were no stock options outstanding at December 31, 2004. These stock options have a vesting period of three years from the date of grant, October 20, 2005. An additional issuance of 1,347,500 stock options, was granted on March 30, 2006.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since management can not determine the price per common share of its common stock in the future, management does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, management cannot accurately determine the the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005 and 2004, respectively, and going forward.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2005 AS COMPARED TO TWELVE MONTH PERIODS ENDED DECEMBER 31, 2004.

NET  REVENUES
-------------
Net revenues for the year ended December 31, 2005 were $5,932,064 compared to $1,889,739 for the year ended December 31, 2004 due to primarily to the acquisitions of Kelley and Com during 2005, which accounted for $2,827,835 and $2,771,560, respectively, in net revenues for the year ended December 31, 2005. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. With the acquisition of Com, we acquired approximately 30 new customers. Such increases were offset by a decrease in net revenues for NIC due to management's decision to relocate the business from California to Nevada and to focus on the Kelley business opportunity.

COST  OF  REVENUES
------------------

Cost of revenues for the year ended December 31, 2005 were $4,875,447 compared to $1,705,562 for the year ended December 31, 2004. Our Cost of Revenue increased for the 12 months ended December 31, 2005 when compared to the same period in 2004 due to the acquisitions of Kelley and Com Services during 2005 which accounted for $2,461,323 and $1,884,362, respectively. Such amounts were offset by a decrease in cost of revenues for NIC due to management's decision to relocate the business from California to Nevada and to focus on the Kelley business opportunity

GROSS  MARGINS
--------------

Gross margins for the year ended December 31, 2005 were $1,056,617 or 17.8% compared to $184,177 or 9.7% for the year ended December 31, 2004. The increase in gross margin is attributable to management's decision to focus on revenue growth and profitability in 2005.

OPERATING  EXPENSES
-------------------

Operating Expenses for the year ended December 31, 2005 were $10,575,293 compared to $2,973,770 for the year ended December 31, 2004 due primarily to the acquisitions of Kelley and Com Services during 2005, which accounted for $789,920 and $1,172,742, respectively, for the year ended December 31, 2005. Additionally, during 2005, we recorded $6,476,085 in Officer Compensation resulting from the issuance of warrants to purchase common stock to certain officers. Investor relations expenses were $634,094 in 2005, compared to $1,143,058 in 2004, while bad debt expenses were $200,400 in 2005 due to write offs of uncollectible receivables at Com Services, compared to $0 during 2004. Additionally, consulting fees were $158,942 during 2005, compared to $342,179 during 2004. Other significant components of operating expenses for 2005 consisted of professional fees of $352,290, and salaries of $1,061,454..

OTHER  INCOME  (EXPENSE)
------------------------

Other Income (Expense) for the year ended December 31, 2005 was ($6,015,747) compared to ($1,377,312) for the year ended December 31, 2004. The increase in Other Expenses is primarily due to impairment of Goodwill related to the Kelley acquisition in 2005 in the amount of $3,800,000, and impairment of Goodwill related to the Com Services acquisition in 2005 of $628,614, compared to a write off of Goodwill related to Del Mar Systems of $1,000,000 in 2004. Additionally, we experienced a loss off $300,000 on disposal of assets at the Com Services company during 2005. Interest expense for the year ended December 31, 2005 was $1,287,735 compared to $660,100 for the year ended December 31, 2004 due to an increased borrowings. In addition, beneficial conversion feature expense of $617,000 was recorded and classified as interest expense in 2005 as compared to $511,275 in 2004

NET  LOSS
---------

Net Loss for the year ended December 31, 2005 was ($15,534,423) compared to ($4,167,705) for the year ended December 31, 2004 due to the acquisitions of Kelley and Com Services during 2005, which generated Net Losses of ($4,360,339) and ($1,434,776) respectively, for the period of acquisition through December 31, 2005 The Net Loss on Kelley was primarily attributable to Goodwill
Impairment in the amount of $3,800,000, and the Net Loss on Com was in part attributable to Goodwill Impairment of approximately $620,000.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------

Our basic and diluted loss for the year ended December 31, 2005 was ($0.66) compared to ($0.19) for the year ended December 31, 2004 due to an increase in our net loss, as described above.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of December 31, 2005, our Current Assets were $5,324,872 and Current Liabilities were $7,057,036. Cash and cash equivalents were $438,467. Our Stockholders' Equity at December 31, 2005 was $1,564,622. We had a net usage of cash from operating activities for the years ended December 31, 2005 and 2004 of $(2,811,342) and ($3,665,801) respectively. We had a net usage of cash from investing activities for the years ended December 31, 2005 and 2004, of $(82,437) and $(32,138), respectively. We had net cash provided by financing activities of $3,330,514 and $3,699,004 for the years ended December 31, 2005 and 2004, respectively. We had $3,357,114 from borrowings in the period ended December 31, 2005 as compared to $1,429,710 in the corresponding period last year.

Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Private Equities, L.P., Dutchess Private Equities Fund II, L.P. and Preston Capital Partners, Inc. Without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.

COMMITMENTS
-----------

We assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, which was 9.75% as of December 31, 2005, and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. The balance outstanding as of December 31, 2005 was $55,308. As of the date of these financial statements, the balance on this debt is approximately $2,600.

Upon the acquisition of Kelley, we contracted a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate,2% over the Prime Rate, or 8.50% as of December 31, 2005. Principal payments of $20,834 per month are due on this note through September 15, 2008. We had a balance of $686,551 outstanding as of December 31, 2005 which included a current portion of $186,535 as of December 31, 2005.

Upon the acquisition of Kelley, we contracted a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 per month are payable through September 20, 2008. The balance of $970,399 remained outstanding as of December 31, 2005 and included a current portion of $246,027 as of December 31, 2005.

Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $371 per month are payable through May 5, 2009. The balance of $13,690 remained outstanding as of December 31, 2005.

Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $369 per month are payable through May 5, 2009. The balance of $13,752 remained outstanding as of December 31, 2005.

We contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of December 31, 2005 was $78,500. Four payments of $8,000 each have been paid during 2006.

We contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of December 31, 2005 was $30,070. Four payments totaling $9,572 have been paid during 2006.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bore interest of 7.99%. This note payable was paid in full in 2005, subsequent to the COM acquisition.


Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by three automobiles, carrying interest at a fixed rate of 6.25%. Principal and interest payments of $1,536 per month are payable through March 7, 2008. The balance of $38,591 remained outstanding as of December 31, 2005.

During the year ended December 31, 2003, the Company issued $90,000 in convertible debentures to certain shareholders of the Company. The convertible debentures carry an interest rate of 6% per annum, and are due in April 2008. Payments are not mandatory during the term of the convertible debenture.
However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15)
trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of December 31, 2005 was $25,000.

During the year ended December 31, 2003, the Company issued $338,000 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% per annum, and are due between April and October of 2008. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of December 31, 2005 was $316,400.

During the year ended December 31, 2004, the Company issued $1,867,718 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $248,600. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $511,275. Additionally, the Company issued warrants to purchase 1,286,000 shares of the Company's common stock at varying exercise prices between $1.73 and $1.90 per share. These warrants were valued at $466,790 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $1,847,718.

During the year ended December 31, 2005, the Company issued $2,136,360 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $529,500. Additionally, the Company issued warrants to purchase 1,020,000 shares of the Company's common stock at varying exercise prices between $1.03 and $1.83 per share. These warrants were valued at $387,184 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $2,136,360.

During the year ended December 31, 2005, the Company issued $350,000 in convertible debentures to Preston Capital Partners, Inc., a shareholder of the Company. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty
(20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $87,500. The balance outstanding on these convertible debentures as of December 31, 2005 was $350,000.

During December 2004, the Company entered into a $84,956 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005. The balance as of December 31, 2005 and 2004 was $0 and $84,956, respectively.

During January 2005, the Company entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005.

Upon the acquisition of Kelley, we issued $360,000 in convertible debentures to an individual unaffiliated with the Company. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000.

Upon the acquisition of Kelley, we assumed $540,000 in convertible debentures due to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $90,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $135,000.

Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $357,299, including a current portion of $261,802, remained outstanding as of December 31, 2005.

OTHER COMMITMENTS

On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense from September 22, 2005 through December 31, 2005 amounted to approximately $47,000. Kelley is obligated to pay rent amounts as follows:

For  the  year  ended:

     December  31,  2006               $154,000
     December  31,  2007               $160,000
     December  31,  2008               $110,000

Kelley may extend the lease for two additional terms of three years from October 1,2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

The Company is obligated to pay $120,000 at $10,000 per month, for the years ended December 31, 2006, through December 31, 2010 related to an exclusive five year reseller agreement with Simplikate, a software company, dated December 30, 2005.

Payroll tax liabilities of $371,213 and $368,192, are payable at December 31, 2005 and 2004, respectively. As of the date of these financial statements, we are in negotiations with the IRS for repayment terms. While the negotiations are taking place, we have made four payments of $15,000 each, until final settlements amount are agreed upon.

We are obligated to pay $84,000 over a 12 month period in settlement of a lawsuit. We have paid the first four monthly installments as of the date of this filing.

We are obligated to pay approximately $1,010,000 to Dutchess under various factoring agreements we have executed with them in 2006. Such amounts due to Dutchess are related to receivables to be collected by Kelley and Com during 2006.

MATERIAL  TRENDS  AND  UNCERTAINITIES

The fourth quarter of 2005 was a period of substantial change for us. For most of 2005, we focused on providing network solutions to businesses and municipalities, primarily in Southern California. We entered this business with the acquisition of Network Installations in May 2003. We further developed our business in this area with the acquisition of Del Mar Systems in March 2004 and COM Services in January 2005.

We acquired Kelley Technologies in September 2005. Kelley's primary focus is providing complex communication technology and systems networks to the gaming industry. Kelley was a substantial acquisition for us, representing approximately 61% of our assets after the acquisition was completed. After studying Kelley's business model, our management determined that, of our four wholly-owned subsidiaries, Kelley offered the best opportunity for growth. Additionally, we could reduce our costs by consolidating our California and Las Vegas operations. As a result, in the fourth quarter of 2005, we stopped seeking new customers in California and finished our existing contracts. In March 2006, we relocated our business headquarters to Las Vegas and consolidated our California operations with Kelley.

When we acquired Kelley, Kelley already had in place approximately 60 contracts. The most significant of those contracts was the Red Rock Casino project in Las Vegas. The contract required us to design and install most of the audio/visual systems in addition to the design and installation of the Race and Sports book technology and audio/visual systems, among designing and installing various other systems throughout the hotel and casino. We completed approximately 25% of the work in the fourth quarter of 2005 and expect to complete the remaining work by April 2006. The Red Rock project represented 29% of our revenue for the year ended December 31, 2005 and we expect our financials will reflect the revenue from the Red Rock project primarily in the first quarter of 2006 with some additional revenues reflected in the second quarter of 2006.

We used a substantial amount of our resources to service and deliver the Red Rock project. As a result, our business development, and sales and marketing efforts decreased during this time period and in some cases, we redeployed human capital from other projects in process to service and deliver on the Red Rock project. As a result, we expect to experience a decrease in revenues in the first and second quarter of 2006, while we reestablish our business development, and sales and marketing efforts and service and deliver on other ongoing projects. At that point in time, we believe we will be able to take in additional new business to fully use our operations capacity. However, it will likely take time to reorient our operations into new projects. As a result, we anticipate a decrease in net revenues, cash flows and net income in the first and second quarter of 2006. It is possible that the same results might be experienced in the third quarter of 2006 as well.

When we acquired Kelley, it already had negotiated contracts with customers. In the fourth quarter of 2005, we worked primarily on those contracts already in place at the time of the acquisition. The Kelley contracts provided us with a substantial increase in our revenues during the fourth quarter of 2005, however several of the larger Kelley contracts also had lower margins than our business in California in 2005, particularly the margins realized on the Red Rock project. In addition, a significant term of the contract with Red Rock, called for a 10% retention by Red Rock on all billings. As a result of this clause, 10% of all billings by Kelley to Red Rock are being held by Red Rock. This is a standard term in long term construction contracts, however, this had an adverse impact on the cash flows of Kelley. The total amount of the Red Rock contract will be approximately $8 million and at April 13, 2006, approximately $700,000 of billings to Red Rock is being held in retention. As a result, we have had to factor receivables with Dutchess and we continue to experience cash flow short falls. If such cash flow shortfalls continue, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our net revenues and net income. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful.

As we complete our migration to the business operated by Kelley and we continue to complete the Kelley contracts, we expect the first two quarters of 2006 to have lower margins than we experienced in the first two quarters of 2005, before we acquired Kelley. Although it is difficult to precisely predict our margins for the second half of 2006, we believe it is a top priority for management to increase our margins on new contracts we negotiate through our Kelley subsidiary.


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

RISKS  ABOUT  OUR  BUSINESS

OUR  INDEPENDENT  ACCOUNTANTS  HAVE  ISSUED  A  GOING  CONCERN  OPINION.

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $15,534,423. These conditions raised substantial doubt about our ability to continue as a going concern. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and growth plans.

WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.

As of December 31, 2005, we had $7,057,036 in current liabilities. As a result of our level of debt and the terms of our debt instruments:

- our vulnerability to adverse general economic conditions is heightened;
- we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
- we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;
- our flexibility in planning for, or reacting to, changes in our business and industry will be limited; and
- our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

WE GENERATE A SUBSTANTIAL AMOUNT OF BUSINESS FROM ONE CUSTOMER AND, IF WE LOST THAT BUSINESS, OUR NET REVENUES, CASH FLOWS AND NET INCOME MAY DECREASE AND OUR EXPENSES MAY INCREASE

During 2005, we worked on a project for Red Rock Hotel Casino Resort and Spa located in Las Vegas, Nevada. The Red Rock project accounted for approximately $1.7 million and approximately 29% of our net revenues for the year ended December 31, 2005. The total value of the Red Rock contract is approximately $8 million. The Red Rock Hotel is owned by Stations Casinos, Inc. In addition to the Red Rock project, we do other projects for Stations Casino. As a result, we generate a substantial amount of our revenues from our relationship with Stations Casinos, Inc. If this relationship were to end, our net revenues, cash flows and net income would likely decrease in at least the short-term. We believe we could eventually find other customers to replace any lost business. However, we may need to lower our bid prices for projects to generate additional business which could negatively impact our revenues and earnings. Additionally, we may need to increase our marketing expenses to find new customers which could increase our costs.

WE NEED ADDITIONAL CAPITAL FOR BUSINESS OPERATIONS AND WE MAY NOT BE ABLE TO FIND SUCH CAPITAL ON FAVORABLE TERMS

As a result of the gross margins we are experiencing and the impact of retention of billings commonly associated with long term construction contracts, we are experiencing cash flow shortages. Additionally, some of the contracts entered into by Kelley prior to our acquisition, will likely continue to generate gross margins that are not sufficient to cover our operating costs. Therefore the cash flow shortages are likely to continue and we are in need of additional capital to fund existing operations. Such financing may not be available, and/or may not be available on terms acceptable to us.

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

WE DEPEND ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.

At this time, we are almost totally dependent upon Jeffrey R. Hultman, Christopher Pizzo and Michael Kelley as our principal operating officers and on our directors. While we have an employment agreement with Mssrs. Hultman, Pizzo and Kelley, it does not obligate them to remain as officers. We do not maintain insurance on the lives of our officers, directors or key employees; the loss of their services would have a material adverse effect on our business. We elect our directors each year and while we expect to reelect our directors currently on the Board, our directors are not obligated to continue in their positions.

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.


OUR INDUSTRY HAS RAPIDLY CHANGING TECHNOLOGY AND, IF WE DO NOT STAY CURRENT, WE MAY LOSE CUSTOMERS AND OUR BUSINESS WILL BE HARMED.

The systems installation industry and related technology business involve a broad range of rapidly changing technologies. Our technologies may not remain competitive over time, and others may develop technologies that are superior to ours which may render our products non-competitive. Our business may depend on trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. Our confidentiality agreements on which we rely may not provide meaningful protection of any trade secrets on which we may depend for success, or provide adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.

RISKS  ABOUT  OUR  STOCK

OUR GROSS MARGINS AND OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR STOCK PRICE.

Our gross margins and quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues and/or gross margins are lower than expected, our results of operations could be adversely affected. Many factors can cause our financial results to fluctuate, some of which are outside of our control. Quarter-to-quarter comparisons of our gross margins and operating results may not be meaningful and you should not rely upon them as an indication of our future performance. In addition, during certain future periods our gross margins and/or operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT WHICH MAKES IT MORE DIFFICULT TO SELL OUR STOCK.

Our stock is a "penny stock" under the Securities Exchange Act of 1934, as amended. Any broker engaging in a transaction in our common stock will be required to provide our customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our stock held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale.
Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to sell their shares.

ITEM  7. FINANCIAL STATEMENTS.



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Network Installation Corporation and Subsidiaries
Las Vegas, Nevada

We have audited the consolidated balance sheet of Network Installation Corporation and Subsidiaries as of December 31, 2005 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Network Installation Corporation and Subsidiaries were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated May 6, 2005.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Installation Corporation and Subsidiaries as of December 31, 2005 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations, stockholders deficit, and other conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaspers + Hall, PC
April 12, 2006
Denver, Colorado

                             NETWORK INSTALLATION CORP. INC
                              Consolidated Balance Sheets
                                     December 31,

                                                                  2005          2004
                                                              ------------  ------------
ASSETS:
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . $    438,467   $     1,732
   Accounts Receivable, net of allowance
      for doubtful accounts of $356,811 ($85,486 at 2004). .    1,499,704       405,347
   Inventories . . . . . . . . . . . . . . . . . . . . . . .    3,020,113             -
   Costs in Excess of Billings . . . . . . . . . . . . . . .      232,778             -
   Prepaid Expenses and other current assets . . . . . . . .      133,810       595,812

                                                             -------------  ------------
      Total Current Assets . . . . . . . . . . . . . . . . .    5,324,872     1,002,891
                                                             -------------  ------------

 Fixed assets, net of accumulated depreciation
  of $504,853 ($9,937 at 2004) . . . . . . . . . . . . . . .      383,728        36,161


OTHER ASSETS:
   Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    7,344,216             -
   Patents . . . . . . . . . . . . . . . . . . . . . . . . .        2,500             -
   Advances. . . . . . . . . . . . . . . . . . . . . . . . .      195,393             -
   Security Deposits . . . . . . . . . . . . . . . . . . . .       20,691        19,916
                                                             -------------  ------------
      Total Other Assets . . . . . . . . . . . . . . . . . .    7,562,800        19,916
                                                             -------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . $ 13,271,400   $ 1,058,968
                                                             =============  ============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES
    Bank Line of Credit. . . . . . . . . . . . . . . . . . . $    432,562   $         -
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    3,420,922       780,236
    Billings in Excess of Costs. . . . . . . . . . . . . . .    1,443,588             -
    Payroll Taxes Payable. . . . . . . . . . . . . . . . . .      371,213       368,192
    Notes Payable - Officer. . . . . . . . . . . . . . . . .            -       120,580
    Current Portion of Notes Payable.  . . . . . . . . . . .      336,115        85,075
    Current Portion of Related Party Notes Payable . . . . .      261,802             -
    Current Portion of Convertible Debenture . . . . . . . .      316,333             -
    Current Portion of Related Party Convertible Debentures       474,500             -
                                                             -------------  ------------
        Total current liabilities. . . . . . . . . . . . . .    7,057,036     1,354,083
                                                             -------------  ------------

LONG-TERM DEBT
   Notes Payable . . . . . . . . . . . . . . . . . . . . . .    1,262,979             -
   Related Party Notes Payable                                     95,497             -
   Related Party Convertible Debentures, net of Debt Discount   3,291,265     1,582,516
                                                             -------------  ------------
        Total long-term debt . . . . . . . . . . . . . . . .    4,649,741     1,582,516
                                                             -------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, $.001 par value; 100,000,000 shares authorized
    49,534,721 and 23,483,873 shares issued and outstanding
    in 2005 and 2004, respectively . . . . . . . . . . . . .       49,535        23,484
Additional paid-in Capital . . . . . . . . . . . . . . . . .   26,586,266     7,617,181
Shares to be Returned. . . . . . . . . . . . . . . . . . . .      (18,568)            -
Shares to be Issued. . . . . . . . . . . . . . . . . . . . .      116,358       116,249
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . .  (25,168,968)   (9,634,545)
                                                             -------------  ------------
      Total stockholders' equity (deficit) . . . . . . . . .    1,564,623    (1,877,631)
                                                             -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).  . . . $ 13,271,400   $ 1,058,968
                                                             =============  ============

                       NETWORK INSTALLATION CORP., INC.
                    Consolidated Statements of Operations

                                                  Year Ended
                                                December, 31
                                         ---------------------------
                                             2005           2004
                                         -------------  ------------

REVENUE:
   Sales. . . . . . . . . . . . . . . .  $  5,932,064   $ 1,889,739
   Cost of Goods Sold . . . . . . . . .     4,875,447     1,705,562
                                         -------------  ------------
GROSS PROFIT  . . . . . . . . . . . . .     1,056,617       184,177
                                         -------------  ------------
EXPENSES:
   Investor relations . . . . . . . . .       634,094     1,143,058
   Non cash officer compensation. . . .     6,476,085             -
   Office salaries. . . . . . . . . . .     1,027,106       401,953
   Other operating expenses . . . . . .     2,438,008     1,428,759
                                         -------------  ------------
     Total Operating Expenses . . . . .    10,575,293     2,973,770
                                         -------------  ------------

LOSS FROM OPERATIONS. . . . . . . . . .    (9,518,676)   (2,789,593)
                                         -------------  ------------
OTHER INCOME/(EXPENSES):
   Goodwill Impairment  . . . . . . . .    (4,428,614)   (1,000,000)
   Interest Expense . . . . . . . . . .    (1,287,235)     (660,100)
   Loss on Sale of Assets/Inventory . .      (300,000)            -
   Other Income . . . . . . . . . . . .           102       282,788
                                         -------------  ------------
      Total Other Income/(Expenses) . .    (6,015,747)   (1,377,312)
                                         -------------  ------------

LOSS BEFORE INCOME TAXES. . . . . . . .   (15,534,423)   (4,166,905)
                                         -------------  ------------
    Provision for income taxes. . . . .             -           800
                                         -------------  ------------
NET LOSS. . . . . . . . . . . . . . . .  $(15,534,423)  $(4,167,705)
                                         =============  ============

BASIC AND DILUTED LOSS PER COMMON SHARE  $      (0.66)  $     (0.19)
                                         =============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING        23,628,575    21,935,289
                                         =============  ============

                                                     NETWORK INSTALLATION CORP., INC.
                                                 Consolidated Stockholders' Equity (Deficit)
                                                             December 31, 2005
                                                                Additional    Shares     Shares
                                                                 Paid-In      To Be      To Be    Accumulated
                                              Common Stock       Capital      Issued    Returned    Deficit        Total
                                          -------------------  -----------  ---------- ---------  ------------  ------------
                                          # of Shares  Amount
                                          ----------  -------
Balance - December 31, 2003 . . . . . . . 12,616,330  $12,616  $ 2,743,222  $ 116,295  $       -  $ (5,466,840) $ (2,594,707)
                                           ---------  -------  -----------  ---------  ---------  ------------- -------------

Recapitalization upon Reverse Merger      (2,149,500)  (2,150)       2,185        (35)         -             -             -
Issuance of stock for services. . . . . .    372,383      372      365,778          -          -             -       366,150
Issuance of stock for cash. . . . . . . .    745,001      745    2,234,258          -          -             -     2,235,003
Beneficial conversion feature expense. . .         -        -      511,275          -          -             -       511,275
Issuance of stock for Acquisition . . . . .  130,549      131      499,869          -          -             -       500,000
Beneficial conversion feature expense. . .   188,365      189      706,044        (11)         -             -       706,222
Issuance of stock warrants. . . . . . . . .        -        -      566,131          -          -             -       566,131
Forward stock split . . . . . . . . . . . 11,580,745   11,581      (11,581)         -          -             -             -
Net Loss          . . . . . . . . . . . .          -        -            -          -          -    (4,167,705)   (4,167,705)
                                          ----------  --------- ----------- ---------  ---------  ------------- -------------
Balance - December 31, 2004 . . . . . . . 23,483,873   23,484    7,617,181    116,249         -     (9,634,545)   (1,877,631)
                                          ----------  --------- ----------- ---------  ---------  ------------- -------------
Warrant Issuance, Finance Inducement               -        -      387,184          -          -             -       387,184
Warrant Issuance, Executive Compensation           -        -    6,476,085          -          -             -     6,476,085
Issuance of Stock for Services. . . . . .    560,000      560      372,528          -          -             -       373,088
Issuance of Stock for Cash. . . . . . . .  1,460,692    1,461      941,990          -          -             -       943,451
Issuance of Stock, COM Acquisition. .              -        -      199,891        109          -             -       200,000
Issuance of Stock, Kelley Acquisition.    14,016,577   14,016   10,218,085          -          -             -    10,232,101
Issuance of Stock, Spectrum Acquisition.  18,567,639   18,568            -          -    (18,568)            -             -
Debt Discount, Convertible Debt Issuances          -        -      213,358          -          -             -       213,358
Conversion of Debenture                       18,939       19       64,981          -          -             -        65,000
Beneficial conversion feature expense . .          -        -      617,000          -          -             -       617,000
Rescinding of Stock, CEO                  (7,887,482)  (7,887)       7,887          -          -             -             -
Rescinding of Stock, Majority Investor      (685,517)    (686)    (529,904)         -          -             -      (530,590)
Net Loss          . . . . . . . . . . . . .        -        -            -          -          -   (15,534,423)  (15,534,423)
                                          ----------  -------  ----------- ----------  ----------  ------------  ------------
Balance - December 31, 2005 . . . . . . . 49,534,721  $49,535  $26,586,266  $ 116,358  $ (18,568) $(25,168,968)  $ 1,564,623
                                          ==========  =======  =========== ==========  ==========  ============  ============

                          NETWORK INSTALLATION CORP., INC.
                       Consolidated Statements of Cash Flows
                                                              Year Ended
                                                              December 31,
                                                      ----------------------------
                                                           2005          2004
                                                      --------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . .  $ (15,534,423)  $(4,167,705)
Adjustments to reconcile net loss to net cash used
   by operating activities
 Non cash transactions
  Stock issued for services & debt reduction . . . .        373,088       366,150
  Stock warrants issued for management compensation.      6,476,085       466,790
  Beneficial conversion feature expense. . . . . . .        617,000      (511,275)
  Depreciation . . . . . . . . . . . . . . . . . . .         55,380         6,573
  Amortization of debt discount. . . . . . . . . . .        295,979             -
  Bad Debt Expense . . . . . . . . . . . . . . . . .        200,400       171,627
  Goodwill Impairment.   . . . . . . . . . . . . . .      4,428,614     1,000,000
  Rescinding of common stock, investor . . . . . . .       (530,090)            -
  Reversal of prior year discontinued operations . .              -      (278,911)

 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable. . . .         36,467       (52,228)
   (Increase) decrease in inventories. . . . . . . .     (2,054,186)      200,000
    Decrease in costs over billings. . .           .        255,592             -
   (Increase) decrease in other current assets . . .         (2,297)        2,289
   (Increase) decrease in prepaid expenses . . . . .        464,299      (528,000)
   (Increase) decrease in security deposits  . . . .          4,825       (19,916)
   Increase (decrease) in accounts payable and accruals   1,199,760      (321,195)
   Increase in billings over costs           . . . .        530,952             -
   Increase in payroll taxes payable                        371,213             -
                                                      --------------  ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES. . . . .     (2,811,342)   (3,665,801)
                                                      --------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . . .        (62,039)      (32,138)
  Cash invested in partnership projects. . . . . . .       (195,393)            -
  Cash paid for patent filing costs. . . . . . . . .         (2,500)            -
  Cash received in acquisition of Kelly. . . . . . .        177,495             -
                                                      --------------  ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES. . . . .        (82,437)      (32,138)
                                                      --------------  ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from bank loans. . . . . . . . . . . . .        332,004             -
   Proceeds from related party debt. . . . . . . . .        750,000        41,964
   Proceeds from issuance of stock . . . . . . . . .        943,451     2,235,003
   Payment on notes payable. . . . . . . . . . . . .       (580,398)       (7,673)
   Payments on long-term debt. . . . . . . . . . . .        (20,000)            -
   Proceeds from factor. . . . . . . . . . . . . . .        128,750        84,956
   Payments to factor. . . . . . . . . . . . . . . .       (213,706)            -
   Proceeds from long-term borrowing . . . . . . . .      2,146,360     1,344,754
   Payments on officer note payable                        (155,947)            -
                                                      --------------  ------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. . .      3,330,514     3,699,004
                                                      --------------  ------------

NET INCREASE IN CASH           . . . . . . . . . . .        436,735         1,065
                                                      --------------  ------------

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .          1,732           667
                                                      --------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $     438,467   $     1,732
                                                      ==============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

    Cash paid for interest . . . . . . . . . . . . .  $      76,247   $    22,918
                                                      ==============  ============
    Cash paid for taxes. . . . . . . . . . . . . . .  $           -   $     1,600
                                                      ==============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Stock issued for services & debt reduction . . . .  $     373,088   $   366,150
  Stock warrants issued for management compensation.  $   6,476,085   $   466,790
  Beneficial conversion feature expense. . . . . . .  $     617,000   $  (511,275)
  Amortization of debt discount. . . . . . . . . . .  $     295,979   $         -
  Write-off of Goodwill. . . . . . . . . . . . . . .  $   4,428,614   $ 1,000,000
  Rescinding of common stock, investor                $    (530,090)  $         -


                    NETWORK  INSTALLATION  CORPORATION,  INC.
                   Notes  to  Consolidated  Financial  Statements
                                December  31,  2005


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

1.  DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

OVERVIEW

Network Installation Corporation (NIC or the "Company") was incorporated on July 18, 1997 under the laws of the state of California.

The Company specializes in the design, development and integration of communication technology and system networks for the gaming, resort and hospitality markets and has developed a patent-pending, proprietary, next-generation race & sports book platform designed for the gaming industry.

The Company's wholly-owned subsidiary, Kelley Communication Company, Inc. (d/b/a Kelley Technologies) ("Kelley"), is a single source technology company specializing in providing design/build solutions for casino/resort hotel owner requirements. Kelley Technologies designs, manages projects, builds and deploys communication technology, large entertainment technology and systems networks. Kelley's systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, and the Caribbean.

The Company has distinguished itself from its peers by employing experienced and educated design personnel and by providing high quality products and service to the gaming industry. The Company designs low voltage infrastructure, manages the build of its jobs, provides equipment and upgrades and provides ongoing services to its customers, offering a one-stop shop and leveraging long-standing customer relationships and referrals.

ACQUISITION OF  KELLEY COMMUNICATION COMPANY,  INC. (d/b/a Kelley Technologies)
-------------------------------------------------------------------------------

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Goodwill of $11,144,216 was recorded upon the acquisition and was valued based on Kelley's customer pipeline and customer backlog at the time of acquisition. Kelley is a Las Vegas, Nevada-based businesses focusing on the design, project management, installation, and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company's common stock. Kelley's results of operations for the period from September 22, 2005 through December 31, 2005 are included in these audited financial statements.

The audit of Kelley as of September 22, 2005 has not yet been completed. However, the Company's preliminary financial analysis and due diligence related to the acquisition is complete. Kelley's unaudited balance sheet as of the date of acquisition is as follows.

Cash                                $    177,495
Accounts  receivable                   1,234,668
Inventory                                965,927
Costs  in  excess  of  billings          488,370
Other  assets                              5,599
Fixed  assets                            713,220
Accumulated  depreciation               (407,534)
Goodwill                              11,144,216
Accounts  payable                       (879,995)
Notes  payable                        (2,297,227)
Billings  in  excess  of  earnings      (912,638)
                                    -------------
Total                               $ 10,232,101
                                    =============

The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005. Revenues represent total revenues and net loss represents total net loss of the Company for the twelve months ended December 31, 2005 if Kelley had been acquired as of January 1, 2005.

Twelve  Months  Ended
                         December  31,  2005
                         -------------------
Net  Revenues            $       10,635,948
Net  loss                $      (16,457,699)

ACQUISITION  OF  COM  SERVICES,  INC.  ("COM")

On January, 17, 2005, the Company purchased 100% of the outstanding shares of Com Services, Inc., a California corporation. The purchase price was $430,000, of which $50,000 was paid in cash, $200,000 was paid in Company stock, issued at market value, and $180,000 in promissory notes payable over a two year period, with interest at 6%. Below is the unaudited condensed balance sheet of Com Services, Inc. as of January 17, 2005, which is prepared only to present the major asset captions for which the Company has applied the purchase price of $430,000 towards.

Accounts  receivable               $  142,073
Fixed  Assets                          56,032
Goodwill                              331,895
Bank  Line  of  Credit               (100,000)
                                   -----------
Total  assets  and  liabilities    $  430,000
                                   ===========

The net revenues and net loss on a pro forma basis, as though the Company had completed the acquisition of Com as of the beginning of the year, on January 1, 2005 would not be materially different then the net revenues and net loss reported for the year ended December 31, 2005 due to the lack of net revenues and expenses of Com from January 1, 2005 through January 16, 2005.

ACQUITISION  OF  DEL  MAR  SYSTEMS  INTERNATIONAL,  INC.  ("DMSI")

On March 1, 2004, NIC acquired 100% of the outstanding shares of common stock of DMSI, a telecommunication solutions provider. The operations of DMSI have been consolidated with the operations of the Company, since March 1, 2004 and the operations of DMSI were consolidated into NIC and DMSI was phased out.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying consolidated financial statements include the accounts of Network Installation Corp. ("NIC") and its 100% owned subsidiaries, Network Installation Corporation, Kelley Communication Company, Inc.("Kelley"), COM Services, Inc. ("COM"), and Del Mar Systems International, Inc. ("DMSI"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of NIC for the years ended December 31, 2005 and 2004, respectively, Kelley from September 22, 2005 through December 31, 2005, COM from January 17, 2005 through December 31, 2005, and DMSI from March 1, 2004 through December 31, 2004.

CASH  &  CASH  EQUIVALENTS
--------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

PROPERTY  &  EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3 to7 years), and tenant improvements (life of the lease-approximately 60 months).

ACCOUNTS  RECEIVABLE
--------------------

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

INVENTORY
---------

Inventory consists of networking materials and equipment in the process of being installed at years end. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary and the first-in-first-out method at the COM and NIC subsidiaries, respectively. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2005 and 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

GOODWILL
--------

Under SFAS No. 142. Goodwill and other Intangible Assets, all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject only to impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.


ACCOUNTING  FOR  IMPAIRMENTS  IN  LONG-LIVED  ASSETS
----------------------------------------------------

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

USE  OF  ESTIMATES
------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, impairment of goodwill, certain gross margins on long term construction contracts and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

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

The Company's revenue recognition policy for the sale of network products is in compliance with Staff accounting bulletin (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.


STOCK-BASED  COMPENSATION
-------------------------

In October 1995, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123R prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $.79 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 132,500 of such options were retired resulting from employees who left the Company prior to vesting.

On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $.42 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period.

No  options  were  issued  during  the  year  ended  December  31,  2004.

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

The Company's significant components of common stock equivalents are its convertible debentures and stock options.

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 972,500 shares of common stock remained outstanding as of December 31, 2005. There were no stock options outstanding at December 31, 2004. These stock options have a vesting period of three years from the date of grant, October 20, 2005. An additional issuance of 1,347,500 stock options, was granted on March 30, 2006.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company can not determine the price per common share of its common stock in the future, it does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company cannot accurately determine the the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005 and 2004, respectively, and going forward.

3.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $25,168,968, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken several steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term. Management devoted considerable effort toward obtaining additional equity financing through various private placements, the issuance of convertible debentures in exchange for cash, and has paid particular attention to the identification of potential operational efficiency improvements.

4.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                     December  31,  2005          December  31,  2004
                     -------------------          -------------------
Accounts  payable    $         3,250,923          $           651,236
Litigation  accrual              170,000                      129,000
                     -------------------          -------------------
                     $         3,420,923          $           780,236
                     ===================          ===================

5.  GOODWILL IMPAIRMENT

Throughout 2005, the Company had witnessed declining profits within its Com Services division. Upon the completion of an impairment review of the division's assets, the Company decided wrote down goodwill by $628,614, which had been generated from the acquisition of Com Services, Inc., on January 17, 2005.

At December 31, 2005, upon the completion of an impairment review of the Goodwill related to the acquisition of Kelley, the Company decided wrote down Goodwill by $3,800,000 resulting primarily from lower than expected gross margins and the continued cash flow challenges faced by Kelley.

6.  PAYROLL  TAX  LIABILITY

Payroll tax liabilities of $371,213 and $368,192, are payable at December 31, 2005 and 2004, respectively. As of the date of these financial statements, the Company is in negotiations with the IRS for repayment terms. While the negotiations are taking place, the Company has made four payments of $15,000 each, until final settlements amount are agreed upon.

7.  BANK  LINE  OF  CREDIT  AND  NOTES  PAYABLE

Notes  Payable  Related  to  the  Acquisition  of  Kelley
---------------------------------------------------------

Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate,2% over the Prime Rate, or 8.50% as of December 31, 2005. Principal payments of $20,834 are due on this note through September 15, 2008. The balance of $686,551 remaining outstanding as of December 31, 2005, and included a current portion of $186,535 as of December 31, 2005. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.

Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $970,399 remained outstanding as of December 31, 2005, and included a current portion of $246,027 as of December 31, 2005. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.

Upon the acquisition of Kelley, the Company issued $360,000 in convertible debentures to an unaffiliated individual. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000. Additionally, the Company issued warrants to purchase 90,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on this convertible debenture as of December 31, 2005 was $360,000.

Upon the acquisition of Kelley, the Company assumed $540,000 in convertible debentures due Mike Kelley, who is a member of the Company's Board of Directors. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $90,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $135,000. Additionally, the Company issued warrants to purchase 135,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $21,239 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on this convertible debenture as of December 31, 2005 was $540,000.


Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $357,299, including a current portion of $261,802, remained outstanding as of December 31, 2005.



Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by three automobiles, carrying interest at a fixed rate of 6.25%. Principal and interest payments of $1,536 are payable through March 7, 2008. The balance of $38,591 remained outstanding as of December 31, 2005.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $371 per month are payable through May 5, 2009. The balance of $13,690 remained outstanding as of December 31, 2005.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $369 per month are payable through May 5, 2009. The balance of $13,752 remained outstanding as of December 31, 2005.


Note  payable  Related  to  the  Acquisition  of  COM
-----------------------------------------------------

The Company assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 9.75% as of September 22, 2005 and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. The balance outstanding as of December 31, 2005 was $55,308. As of the date of these financial statements, the balance on this debt is approximately $2,600.

The Company assumed credit card liabilities in connection with the COM acquisition. These credit card balances were paid in full in 2005.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bore interest of 7.99%. This note payable was paid in full in 2005, subsequent to the COM acquisition.

The Company contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of December 31, 2005 was $78,500. Four payments of $8,000 each have been paid during 2006.

The Company contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of December 31, 2005 was $30,070. Four payments totaling $9,572 have been paid during 2006.

Notes  Payable  Related  to  the  Acquisition  of  DMSI
-------------------------------------------------------

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bore interest at 5% and was payable in monthly installments of $42,804, maturing in April 2005. The balance of this note payable was paid in full during 2005.

Other  Notes Payable and Convertible Debentures
-----------------------------------------------

During the year ended December 31, 2003, the Company issued $90,000 in convertible debentures to certain shareholders of the Company. The convertible debentures carry an interest rate of 6% per annum, and are due in April 2008. Payments are not mandatory during the term of the convertible debenture.
However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15)
trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of December 31, 2005 was $25,000.

During the year ended December 31, 2005, the Company issued $350,000 in convertible debentures to a shareholder of the Company. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $87,500. The balance outstanding on these convertible debentures as of December 31, 2005 was $350,000.

8.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE
------------------------------

During the year ended December 31, 2003, the Company issued $338,000 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% per annum, and are due between April and October of 2008. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of December 31, 2005 was $316,400.

During the year ended December 31, 2004, the Company issued $1,867,718 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $248,600. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $511,275. Additionally, the Company issued warrants to purchase 1,286,000 shares of the Company's common stock at varying exercise prices between $1.73 and $1.90 per share. These warrants were valued at $466,790 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $1,847,718.

During the year ended December 31, 2005, the Company issued $2,136,360 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen (15) trading days prior to the Conversion Date or
(ii) 100% of the closing bid prices for the twenty (20) trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $529,500. Additionally, the Company issued warrants to purchase 1,020,000 shares of the Company's common stock at varying exercise prices between $1.03 and $1.83 per share. These warrants were valued at $387,184 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $2,136,360.

During December 2004, the Company entered into a $84,956 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005. The balance as of December 31, 2005 and 2004 was $0 and $84,956, respectively.

On January 19, 2005, the Company entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund II, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. Dutchess charged $5,205 for finance charges in connection with this agreement. During 2005, the Company collected and made payment to Dutchess on all amounts owed in connection with this agreement. Due to factor amounted to $0 as of December 31, 2005.

During the year ended December 31, 2004 and 2003, the Company's President and Founder advanced $13,400 and $138,180, respectively, in personal funds to the Company to finance operations. Payment terms and interest were not scheduled. Payments of $120,580 and $27,000 were made in 2005 and 2004, respectively. The balance as of December 31, 2005 and 2004 was $0 and $120,580, respectively.

9.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2005, and December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $25,170,000 and $9,634,545, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

Since the Company has not generated taxable income, no provision for income taxes has been provided.

The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The Company's total deferred tax asset is as follows:

                                                          December  31,  2005          December  31,  2005
                                                          -------------------          -------------------

Tax  benefit  of  net  operating  loss  carry-forward     $        7,800,000           $       1,518,000
Valuation  allowance                                              (7,800,000)                 (1,518,000)
                                                          -------------------          -------------------
                                                          $                -           $               -
                                                          ===================          ===================

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                                 December  31, 2005 and December 31, 2004
                                                                 ----------------------------------------

Tax  expense  (credit)  at  statutory  rate-federal                       (34)%                 (34)%
State  tax  expense  net  of  federal  tax                                 (6)                   (6)
Changes  in  valuation  allowance                                          40                    40
                                                                          -----                 -----
Tax  expense  at  actual rate                                               -                     -
                                                                          =====                 =====

The valuation allowance increased by approximately $5,282,000 in the year ended December 31, 2005 and by $1,417,000 in the year ended December 31, 2004. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change

10.  COMMITMENTS  &  CONTINGENCIES

LITIGATION
----------

On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company's former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics, Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal services. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor (i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff re-filed the complaint. In March 2005, the complaint was settled for the sum of $25,000. Commencing in March 2005, the Company agreed to make five equal monthly installments of $5,000 to the vendor. As of December 31, 2005, the Company has paid this obligation in full.

On April 29, 2003 a suit was brought against the Company by an investor, alleging breach of contract pursuant to a settlement agreement executed between the Company and investor dated November 20, 2002. The suit alleged that the Company was delinquent in its repayment of a $20,000 promissory note, of which $5,000 has been repaid at such time. The Company reached a settlement with the plaintiff for $22,400 to be paid in four equal monthly installments of $5,600 beginning July 1, 2004. The plaintiff received all installments and on October 15, 2004 the Court entered a dismissal of the case.

On January 24, 2005, the Company filed an action in the Superior Court of California, County of Orange against the former principals of DMSI for damages and injunctive relief based on alleged fraud and breach of contract relating to the Company's purchase of Del Mar Systems International, Inc. The complaint was amended on March 14, 2005 to seek rescission of the Company's purchase of Del Mar Systems from its former owners. The Defendant also filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by the Company of DMSI totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of DMSI. This case was settled and the Company agreed to pay $84,000 over a 12 month period and also agreed to issue 300,000 shares of our common stock. During 2006, the Company paid four of the required monthly installments and we have issued the 300,000 shares of common stock at $.45 per share on the date of issuance. At December 31, the Company has accrued $170,000 in its financial statements related to this matter.

In March of 2006, Lisa Cox sued Kelley, NIC, and Kelley's CEO personally, claiming damages related to promises she alleges were made to her husband, prior to her husband's death. The alleged promises made resulted from business transactions between her husband and Kelley, prior to the Company's acquisition of Kelley. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the Company. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on the Company will not be material.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company's financial statements.

OTHER COMMITMENTS

The Company  is  obligated  to  pay  rent  amounts  as  follows:

For  the  year  ended:

     December  31,  2006               $154,000
     December  31,  2007               $160,000
     December  31,  2008               $110,000

The Company is obligated to pay $120,000 for the years ended December 31, 2006, through December 31, 2010 related to an exclusive reseller agreement with a software company.


11.  STOCKHOLDERS'  EQUITY

EQUITY
------

During the year ended December 31, 2005, the Company issued and agreed to issue common stock as follows:

Pursuant to an acquisition agreement, on November 1, 2005, the Company acquired 100% of the outstanding shares of common stock of Spectrum Cabling Company, Inc., a California corporation for $14,000,000 in common stock. Robert Rivera, the 100% owner of Spectrum prior to the acquisition, received 18,567,639 shares of the Company's common stock. This acquisition was rescinded on January 6, 2005, and the shares issued to Mr. Rivera were returned to the Company in 2006, prior to the date of these financial statements.

Pursuant to an acquisition agreement, on September 22, 2005, the Company acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation for $10,232,101 in common stock. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company's common stock.

The Company issued 1,460,692 shares of common stock to accredited investors for a total of $943,451.

The Company issued 18,939 shares of common stock upon notification of an investor's intent to exchange a convertible debenture for common stock, valued at $65,000.

The Company issued 560,000 shares of common stock valued at $373,088 for services rendered on behalf of the Company.

The founder and former CEO agreed to rescind 7,887,482 shares of common stock back to the Company. These shares of common stock had been acquired by the founder and former CEO in connection with the organization of the Company. As such, the shares were originally recorded with a $0 value and have been rescinded with a $0 value.

The Company agreed to issue 108,696 shares of common stock in connection with the acquisition of COM. These shares were valued at $200,000 on the date of the acquisition. These shares had yet to be issued as of the date of these financial statements.

A majority shareholder agreed to rescind 685,517 shares of common stock valued at $530,590 back to the Company. These shares of common stock were acquired in September 2003 by the majority shareholder in connection with various debt financings consummated in 2003 and were valued at $.774 per share at the time of issuance. Investor relations for the year ended December 31, 2005 includes a reduction of the total expense for the period, of $530,590, recorded as a result of the rescinding of these shares of common stock.

12.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the years ended December 31, 2005 and December 31, 2004 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The Company's significant components of common stock equivalents are its convertible debentures and stock options.

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 972,500 shares of common stock remained outstanding as of December 31, 2005. There were no stock options outstanding at December 31, 2004. These stock options have a vesting period of three years from the date of grant, October 20, 2005. An additional issuance of 1,347,500 stock options, was granted on March 30, 2006.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company can not determine the price per common share of its common stock in the future, it does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company cannot accurately determine the the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005 and 2004, respectively, and going forward.


13.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS

The Company paid income taxes of $0 during the year ended December 31, 2005 and 2004, respectively.

14.  SUBSEQUENT  EVENTS

During 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements.

  Date      Amount   Financing  Fees
--------- ---------- ---------------
4/13/2006   $500,000     $5,000
4/12/2006   $200,000     $5,000
3/27/2006   $450,000     $5,000
3/20/2006   $650,000     $5,000
3/9/2006    $360,000     $5,000
2/21/2006   $100,000     $5,000
2/16/2006   $850,000     $5,000
1/30/2006   $150,000     $5,000
1/27/06     $650,000     $5,000
Totals    $3,910,000    $45,000

As of April 13, 2006, the Company has repaid approximately $2,900,000 to Dutchess, related to the above factoring transactions.


On January 6, 2006, the Company rescinded the purchase of Spectrum Communications Cabling Services, Inc., ("Spectrum") a California corporation, for $14,000,000, which was consummated on November 1, 2005. Pursuant to the Recission Agreement, Spectrum returned 18,567,639 shares of the Company's common stock and a promissory note for $1.5 million in exchange for 100% of the outstanding shares of Spectrum. Additionally, Spectrum's two appointed director's to the Company's board resigned. The purchase and subsequent recission of Spectrum had no financial impact on the Company's operations or financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the individual serving as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM  8B.  OTHER  INFORMATION.

On January 6, 2006, the Company rescinded the purchase of Spectrum Communications Cabling Services, Inc., ("Spectrum") a California corporation, for $14,000,000, which was consummated on November 1, 2005. Spectrum's two appointed members of our Board of Directors, Mr. Kurt Jensen and Mr. William Sullivan, resigned effective immediately.


On March 27, 2006, our Board of Directors accepted the resignation of Michael Rosenthal as our Chief Financial Officer and Director. In addition, the Board of Directors has appointed Christopher Pizzo to the position of Chief Financial Officer. The Board has also appointed Mr. Pizzo as Director to fill the vacancy left by Michael Rosenthal.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments as of April 1, 2006, of our executive officers and directors.

NAME                              AGE          POSITION

Jeffrey  R.  Hultman              66     Chief  Executive  Officer  and Director

Michael  Kelley                   64     Director

Christopher  Pizzo                37     Chief  Financial  Officer  and Director

BIOGRAPHIES  OF  OFFICERS  AND  DIRECTORS

JEFFREY R. HULTMAN joined our Advisory Board in December 2004. In March 2005, Mr. Hultman was appointed Chief Executive Officer and director. In addition,
Mr. Hultman took on de facto oversight of the NIC financial day to day operations upon Mr. Rosenthal's acceptance of the President and COO role at Kelley. From 1987 to 1991, Mr. Hultman served as Chief Executive Officer of Pac Tel Cellular where he managed Pac Tel cellular properties in the United States and oversaw operations and business development. In 1991 Mr. Hultman became CEO of Dial Page, Inc. a wireless provider throughout the Southeast, offering paging and digital mobile telephone services. Ultimately, Mr.
Hultman converted a series of limited partnerships into a corporation and took Dial Page public leading four public offerings. In August 1995, he negotiated the sale of the paging business to MobileMedia Communication, Inc. and a merger of subsidiary Dial Call with Nextel Communications, Inc. in February 1996. Mr. Hultman attained his Bachelor of Science Degree in Agricultural Economics in 1961 and Master of Science Degree, in Business Management in 1962, at the University of California, Davis. He currently serves a director on the board of several organizations including Comarco Inc., an Irvine, CA-based wireless performance engineering and publicly traded company.

MICHAEL KELLEY has served as our director since September of 2005. Mr. Kelley was the founder of Kelley Technologies, which began as a private company in 1988. We acquired Kelley in September 2005.

CHRISTOPHER PIZZO was appointed as our Chief Financial Officer in March 2006. Mr. Pizzo has more than 15 years of corporate finance, accounting, and business development experience in both corporate and entrepreneurial environments. Prior to joining us, Mr. Pizzo served as the President and Founder of CP Film Co., LLC formerly known as Eight Entertainment, LLC from January 2002 until September 2005. From January 2000 to December 2001, Mr. Pizzo was Senior Associate at Vested Capital Partners, a venture capital firm in New York. Mr. Pizzo is a Certified Public Accountant and received a B.S. in Accounting from SUNY at Albany. He also received an MBA from the Stern School of Business at NYU.

BOARD  OF  DIRECTORS

We currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT  COMMITTEE

We do not have an Audit Committee. Our full board performs the functions usually delegated to an Audit Committee. Mr. Pizzo qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(a)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2005 except that Michael Kelley did not file his Form 3 in 2005. Except for this late filing, we believe that all other Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to our Report on Form 10-KSB for the year ended December 31, 2003 as
Exhibit  14.1.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer and former President of Kelley. No other executive officer received compensation in excess of $100,000 during 2005. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.


                               ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                              --------------------                     -----------------------
                                                          AWARDS                                     PAYOUTS
                                                         -----------                           -------------------
NAME AND PRINCIPAL           YEAR(1)   SALARY       BONUS    OTHER     RESTRICTED   SECURITIES    LTIP       ALLOTHER
POSITION                                 ($)          ($)    ANNUAL    STOCK        UNDERLYING    PAYOUT($)  COMP.($)
                                                             COMP ($)  AWARDS       OPTIONS/SARS

Jeffrey R. Hultman, Chief       2005   $139,692        0                     Warrant 2,500,000 shares (2)
Executive Officer(1)

Michael Cummings, Chief         2005   $144,000
Executive Officer (3)           2004   $192,000
                                2003   $100,000              $152,700

Michael V. Rosenthal, President 2005   $138,462        0                     Warrant 1,000,000 shares (5)
Kelley technologies, former CFO (4)

(1)  Mr. Hultman became  our  Chief  Executive  Officer  in  March  2005.

(2)  Mr. Hultman received a warrant under which he may purchase up to 2,500,000 shares at a strike price of $0.10 per share subject to certain vesting requirements the terms of which were reported to the SEC as part of his employment contract for March of 2005.

(3)  Mr. Cummings resigned as our Chief Executive in March 2005.  In 2003, Mr. Cummings received 100,000 shares of common stock valued at $1.527 as compensation for serving on the Board of Directors.

(4)  Mr. Rosenthal became our Chief Financial Officer in March of 2005 and President of Kelley in October 2005.  Mr. Rosenthal
resigned from those positions in March 2006.

(5)  Mr. Rosenthal received a warrant under which he may purchase up to 1,000,000 shares at a strike price of $0.10 per share subject to certain vesting requirements.

We appointed Jeff Hultman as our Chief Executive Officer on March 7, 2005. We executed an employment agreement with Mr. Hultman in March 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Hultman and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Hultman an amount equal to payment at Mr. Hultman's base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Hultman. Mr. Hultman currently earns a gross salary of $16,000 per month and retains a warrant to purchase 2.5 million shares of our common stock at .10 per share. subject to a vesting schedule and leakout agreement. Additionally, Mr. Hultman received a warrant to purchase 55,000 shares at $0.10 per share, subject to a vesting period and leak out agreement, pursuant to a consulting agreement in December 2004, prior to his appointment as CEO.

We appointed Michael V. Rosenthal as our Chief Financial Officer on March 14, 2005, and subsequently he was also appointed as the President of Kelley Technologies, our wholly owned subsidiary. We executed an employment agreement with Mr. Rosenthal in March 2005. The employment agreement was to continue in effect for a period of two years and could be renewed upon mutual agreement between Mr. Rosenthal and us. We had the ability to terminate the employment agreement at our discretion during the initial term, provided that we paid Mr. Rosenthal an amount equal to payment at Mr. Rosenthal's base salary rate for six months. We were also able to terminate the employment agreement for cause with no financial obligations to Mr. Rosenthal. Mr. Rosenthal earned a gross salary of $15,000 per month and retained a warrant to purchase 1.0 million shares of our common stock at .10 per share. subject to a vesting schedule and leak out agreement. Mr. Rosenthal resigned from his positions as Chief Financial Officer and Director of NIC as well as his position as President of Kelley Technologies in March 2006.

We appointed Michael Kelley as Chief Executive Officer of Kelley Technologies, the company he founded, upon it's acquisition on September 22, 2005. We executed an employment agreement with Mr. Kelley in September 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Kelley and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Kelley an amount equal to payment at Mr. Kelley's base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Kelley. Mr. Kelley currently earns a gross salary of $10,000 per month and received 14,061,577 shares of common stock in exchange for selling his company, which are subject to a vesting schedule and leak out agreement.

We appointed Christopher Pizzo as our Chief Financial Officer on March 27, 2006. We executed an employment agreement on that date with Mr. Pizzo, which will continue in effect for two years and can be renewed upon mutual agreement between Mr. Pizzo and us. We can terminate the employment agreement at our discretion during the initial term, provided that we pay Mr. Pizzo an amount equal to payment at Mr. Pizzo's base salary for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Pizzo. Mr. Pizzo earns a gross salary of $12,500 per month and was also issued options to purchase 1 million shares of common stock at $.45 per share, subject to certain vesting provisions over a three year period.

DIRECTORS  COMPENSATION

We do not have a formal plan to compensate directors. None of our directors were compensated for the duties in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of March 31, 2006 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2005 fiscal year and (iv) all of our directors and current executive officers as a group:

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.



NAME AND ADDRESS
OF BENEFICIAL OWNER (1)                                                           BENEFICIALLY OWNED   OWNED OF CLASS(2)

Jeffrey Hultman(3)                                                                            55,000         *
Michael Kelley                                                                            14,061,577       48.7%
Christopher Pizzo                                                                                  0          *
All directors and current executive officers as a group (3 Persons)                       14,071,577       48.7%

*  Less than 1%

(1) The address of all individual directors and executive officers is c/o Network Installation Corporation, 5625 Arville Street, Ste E, Las Vegas, NV 89118.

(2)  The number of shares of common stock issued and outstanding on March 31,
2006  was  28,870,437   shares.  The calculation of percentage ownership for each
listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2005, plus shares of common stock subject to options held by such person on December 31,2005 and exercisable within 60 days thereafter.

(3) Mr. Hultman owns warrants to purchase 55,000 shares. The exercise price of the warrants is $0.10 and they expire in 2010.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On January 6, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 10% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On January 21, 2005, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On April 22, 2005, we issued convertible debentures of $150,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On May 12, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.


On May 27, 2005, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 12.5%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.


On June 6, 2005, we issued convertible debentures of $300,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.


On September 14, 2005, we issued convertible debentures of $132,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On September 22, 2005, we issued convertible debentures of $750,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On October 13, 2005, we issued convertible debentures of $198,000 to Dutchess Private Equities Fund, II L.P. The debentures face value was discounted by 20%. The holders of the debentures are entitled to convert the face amount of these debentures, plus accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.


On October 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled  to  convert  the  face  amount  of  these  debentures,  plus  accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On November 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled  to  convert  the  face  amount  of  these  debentures,  plus  accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

On December 19, 2005, we issued convertible debentures of $12,120 to Dutchess Private Equities Fund, II L.P. to satisfy interest on a Collateral Agreement dated September 19, 2005, which related Kelley bank debt refinancing as part of the Kelley acquisition. The holders of the debentures are entitled  to  convert  the  face  amount  of  these  debentures,  plus  accrued interest at the lesser of (i) 75% of the lowest bid price during the 15 trading days prior to the conversion date or (ii) 100% of the lowest bid prices for the 20 trading days immediately preceding the closing date. The convertible debentures shall pay 8% cumulative interest, in cash or in shares of common stock, at our option, at the time of each conversion. The convertible debentures are convertible into shares of our common stock.

Upon the acquisition of Kelley, we assumed $540,000 in convertible debentures due to Michael Kelley, our Director. At the time of the transaction, Michael Kelley was not affiliated with us. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $90,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $135,000.

Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, our Director. At the time of the transaction, Michael Kelley was not affiliated with us. carrying interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $357,299, including a current portion of $261,802, remained outstanding as of December 31, 2005.

On January 19, 2005, we entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund II, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the our property held in our NIC subsidiary, including accounts receivable, inventories, equipment and promissory notes, are collateral under this agreement. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. Dutchess charged $5,205 for finance charges in connection with this agreement. During the three months ended March 31, 2005, we collected and made payment to Dutchess on all amounts owed in connection with this agreement. Due to factor amounted to $0 as of March 31, 2005, respectively.

During 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP ("Dutchess"). Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements.


  Date      Amount   Financing  Fees
--------- ---------- ---------------
4/13/2006   $500,000     $5,000
4/12/2006   $200,000     $5,000
3/27/2006   $450,000     $5,000
3/20/2006   $650,000     $5,000
3/9/2006    $360,000     $5,000
2/21/2006   $100,000     $5,000
2/16/2006   $850,000     $5,000
1/30/2006   $150,000     $5,000
1/27/06     $650,000     $5,000
Totals    $3,910,000    $45,000

As of April 13, 2006, the Company has repaid approximately $2,900,000 to Dutchess, related to the above factoring transactions.

ITEM  13.  EXHIBITS.

NUMBER  DESCRIPTION

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

4.50 Form of Debenture between the Company and Preston Capital Partners, dated July 20, 2005 (included as exhibit 4.50 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.51 Form of Debenture between the Company and Preston Capital Partners, dated August 17, 2005 (included as exhibit 4.51 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.52 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.52 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.53 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.53 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.54 Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.54 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.55 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.55 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.56 Common Stock for Warrant Exchange Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 10, 2006 (included as exhibit
4.1 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

4.57 Common Stock for Warrant Exchange Agreement between the Company and Dutchess Advisors, Ltd., dated March 10, 2006 (included as exhibit 4.2 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

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

10.36 Rescission and Settlement Agreement among the Company and Robert Rivera, Sherry Perry Rivera and Spectrum Communications Cabling Services, Inc., dated January 6, 2006 (included as exhibit 10.1 to the Form 8-K filed January 6, 2006, and incorporated herein by reference).

10.37 Alton Plaza, First Amendment to Lease between the Company and Alton Plaza Property dated January 31, 2006.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

We incurred fees to our auditors, Jasper + Hall, PC, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2004 and, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005 were $20,000.

The independent auditors' report included in the 10-KSB for the year ended December 31, 2004 was incorrectly attributed to Jaspers Hall & Johnson. It should have been attributed to Michael Johnson & Co. LLC

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of
Nevada  on  April  17,  2006.


Network  Installation  Corporation



          /s/  Jeffrey  R.  Hultman
          -------------------------
By:       Jeffrey  R.  Hultman
          Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company

Signature
Name                                     Title                        Date

/s/  Jeffrey  R.  Hultman
-------------------------
Jeffrey  R.  Hultman                 Director  and               April  17, 2006
                                Chief  Executive  Officer


/s/  Michael  Kelley                    Director                 April  17, 2006
--------------------
Michael  Kelley


/s/  Christopher  Pizzo        Director,  Chief  Financial       April  17, 2006
-----------------------  Officer,  Principal  Accounting Officer
Christopher  Pizzo