Form 10QSB
period 2006-03-31
NETWORK INSTALLATION CORP
filed 2006-05-15
CIK 1069778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________

                        Commission file number 000-25499

                        NETWORK INSTALLATION CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                              88-0390360
          --------------------                 -----------------------
       State  or  other  jurisdiction  of          (IRS  Employer
       Incorporation  or  organization         Identification  Number)


  5625  South Arville Street, Suite E Las Vegas Nevada            89118
----------------------------------------------              ------------------
(Address  of  principal  executive  offices)                   (Zip  Code)

                                 (702) 889-8777
                                 --------------
                 (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
As of March 30, 2006 there were 31,562,766 shares of common stock issued and outstanding, $0.001 par value.
TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]

              NETWORK INSTALLATION CORP. AND SUBSIDIARIES
                           TABLE OF CONTENTS
                                                                              Page
------------------------------------------------------------------------      ----
Part I - Financial Information                                                   2
------------------------------------------------------------------------

  Item 1 - Financial Statements.                                                 2
------------------------------------------------------------------------
    Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
      and December 31, 2005                                                      2
------------------------------------------------------------------------
    Unaudited Consolidated Statements of Operations for the Three Months
      Ended March 31, 2006 and March 31, 2005                                    3
------------------------------------------------------------------------
    Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and March 31, 2005                                 4
------------------------------------------------------------------------
    Unaudited Consolidated Stockholders' Equity (Deficit)
      as of March 31, 2006                                                       5
------------------------------------------------------------------------
    Report on Review by Independent Public Accountant                            6
------------------------------------------------------------------------
    Notes to Consolidated Financial Statements                                   7
------------------------------------------------------------------------
  Item 2 - Management's Discussion and Analysis or Plan of Operation.           12
------------------------------------------------------------------------
  Item 3 - Controls and Procedures.                                             14
------------------------------------------------------------------------

Part II - Other Information                                                     15
------------------------------------------------------------------------

  Item 1 - Legal Proceedings.                                                   15
------------------------------------------------------------------------
  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.         15
------------------------------------------------------------------------
  Item 3 - Defaults Upon Senior Securities.                                     16
------------------------------------------------------------------------
  Item 4 - Submission of Matters to a Vote of Security Holders.                 16
------------------------------------------------------------------------
  Item 5 - Other Information.                                                   16
------------------------------------------------------------------------
  Item 6 - Exhibits and Reports on Form 8-K.                                    16
------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                         NETWORK INSTALLATION CORP. INC
                          Consolidated Balance Sheets

                                                              March 31,     December 31,
                                                                  2006            2005
                                                               (Unaudited)
                                                              ------------  ------------
ASSETS:
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,232,706   $   438,467
   Accounts Receivable, net of allowance
      for doubtful accounts of $415,733 ($356,811 at 2005).     2,507,441     1,499,704
   Inventories . . . . . . . . . . . . . . . . . . . . . . .    1,579,289     3,020,113
   Costs in Excess of Billings . . . . . . . . . . . . . . .      623,541       232,778
   Prepaid Expenses and other current assets . . . . . . . .      106,815       133,810

                                                             -------------  ------------
      Total Current Assets . . . . . . . . . . . . . . . . .    6,049,792     5,324,872
                                                             -------------  ------------

 Fixed assets, net of accumulated depreciation
  of $486,563 ($504,853 at 2005) . . . . . . . . . . . . . .      305,635       383,728


OTHER ASSETS:
   Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    7,344,216     7,344,216
   Patents . . . . . . . . . . . . . . . . . . . . . . . . .        2,500         2,500
   Advances. . . . . . . . . . . . . . . . . . . . . . . . .      300,935       195,393
   Security Deposits . . . . . . . . . . . . . . . . . . . .        2,630        20,691
                                                             -------------  ------------
      Total Other Assets . . . . . . . . . . . . . . . . . .    7,650,281     7,562,800
                                                             -------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . $ 14,005,708   $13,271,400
                                                             =============  ============


LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
    Bank Line of Credit. . . . . . . . . . . . . . . . . . . $    586,757   $   432,562
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    3,723,560     3,420,923
    Billings in Excess of Costs. . . . . . . . . . . . . . .    1,046,053     1,443,588
    Payroll Taxes Payable. . . . . . . . . . . . . . . . . .      348,576       371,213
    Current Portion of Notes Payable.  . . . . . . . . . . .      146,628       336,115
    Current Portion of Related Party Notes Payable . . . . .      196,341       261,802
    Current Portion of Convertible Debenture . . . . . . . .      331,333       316,333
    Current Portion of Related Party Convertible Debentures       497,000       474,500
    Related Party Factor Payable . . . . . . . . . . . . . .    1,288,600             -
                                                             -------------  ------------
        Total current liabilities. . . . . . . . . . . . . .    8,164,848     7,057,036
                                                             -------------  ------------

LONG-TERM DEBT
   Notes Payable . . . . . . . . . . . . . . . . . . . . . .      962,569     1,262,979
   Related Party Notes Payable                                    102,665        95,497
   Related Party Convertible Debentures, net of Debt Discount   4,022,686     3,291,265
                                                             -------------  ------------
        Total long-term debt . . . . . . . . . . . . . . . .    5,087,920     4,649,741
                                                             -------------  ------------

STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value; 100,000,000 shares authorized
    31,562,766 and 49,534,721 shares issued and outstanding
    in 2006 and 2005, respectively . . . . . . . . . . . . .       31,563        49,535
Additional paid-in Capital . . . . . . . . . . . . . . . . .   27,077,301    26,586,266
Shares to be Returned. . . . . . . . . . . . . . . . . . . .      ( 2,880)      (18,568)
Shares to be Issued. . . . . . . . . . . . . . . . . . . . .      116,358       116,358
Warrants. . . . . . . . . . . . . . . . . . . . .                  28,796             0
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . .  (26,498,198)  (25,168,968)
                                                             -------------  ------------
      Total stockholders' equity         . . . . . . . . . .      752,940     1,564,623
                                                             -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  . . . . . . . . $ 14,005,708   $13,271,400
                                                             =============  ============

                               NETWORK INSTALLATION CORP., INC.
                            Consolidated Statements of Operations
                                          (Unaudited)
                                               Three Months Ended
                                                    March, 31
                                         ----------------------------
                                               2006          2005
                                         --------------  ------------

REVENUE:
   Sales. . . . . . . . . . . . . . . .   $  6,806,146   $   750,716
   Cost of Goods Sold . . . . . . . . .      5,799,302       424,078
                                         --------------  ------------
GROSS PROFIT  . . . . . . . . . . . . .      1,006,844       326,638
                                         --------------  ------------
OPERATING EXPENSES:
   Investor relations . . . . . . . . .        115,510       347,318
   Non cash officer compensation. . . .              -     6,575,426
   Salaries . . . . . . . . . . . . . .        550,051       210,255
   Other operating expenses . . . . . .      1,008,380       249,204
                                         --------------  ------------
     Total Operating Expenses . . . . .      1,673,941     7,382,203
                                         --------------  ------------

LOSS FROM OPERATIONS. . . . . . . . . .       (667,097)   (7,055,565)
                                         --------------  ------------
OTHER EXPENSES:
   Interest Expense . . . . . . . . . .       (557,786)     (172,177)
   Loss on Sale of Assets/Inventory . .       (104,347)            -
                                         --------------  ------------
      Total OtherExpenses . . . . . . .       (662,133)     (172,177)
                                         --------------  ------------


NET LOSS. . . . . . . . . . . . . . . .  $  (1,329,230)  $(7,227,742)
                                         ==============  ============

BASIC AND DILUTED LOSS PER COMMON SHARE  $       (0.03)  $     (0.31)
                                         ==============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING         49,310,525    23,315,297
                                         ==============  ============

See Accountants Review Report

                             Network Installation Corp.
                       Consolidated Statement of Cash Flows
                                     (Unaudited)
                                                           Three-Months Ended
                                                                March 31,
                                                       --------------------------
                                                           2006           2005
                                                       ------------  ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:

   Net Loss   . . . . . . . . . . . . . . . . . . . .  $(1,329,230) $(7,227,742)
   Stock issued for services and debt reduction . . .            -    6,487,772
   Beneficial conversion feature expense. . . . . . .      234,090     (170,250)
   Stock rescinded. . . . . . . . . . . . . . . . . .            -     (530,590)
   Stock warrants issued for debt inducement. . . . .            -      109,342
   Stock issued for acquisition . . . . . . . . . . .            -      200,000
   Bad debt expense . . . . . . . . . . . . . . . . .       22,766            -
   Amortization of debt discount. . . . . . . . . . .      126,218            -
   Conversion of debt . . . . . . . . . . . . . . . .       98,080            -
   Depreciation . . . . . . . . . . . . . . . . . . .       39,903       33,648
   Cost of assets, inventory sold                          133,209            -
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Changes in operating assets and liabilities
      (Increase) in accounts receivable. . . . . . . .  (1,030,503)         (97)
      Decrease in inventories. . . . . . . . . . . . .   1,440,824            -
      (Increase) in costs in excess of billings. . . .    (390,763)           -
      (Increase) Decrease in other current assets  . .      26,995      561,437
      Decrease in other assets . . . . . . . . . . . .      18,060            -
      Increase in accounts payable . . . . . . . . . .     302,637      276,063
      (Decrease) in billings in excess of costs. . . .    (397,535)           -
      (Decrease) in payroll taxes payable. . . . . . .     (22,637)           -
                                                       ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . .     (727,886)    (260,417)
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Inventory. . . . . . . . . . . . . . .            -      (44,786)
   Purchase of Goodwill . . . . . . . . . . . . . . .            -     (594,738)
   Increase in advances. . . . .     (105,542)           -
   Purchase of property and equipment . . . . . . . .      (16,938)     (67,223)
                                                       ------------  ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . .     (122,480)    (706,747)
                                                       ------------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Payments made on notes payable - related party. .      (58,293)     (15,000)
    Proceeds from related party factor payable. . . .    3,060,000            -
    Proceeds from notes payable . . . . . . . . . . .      154,195      288,566
    Proceeds from long-term borrowing . . . . . . . .      750,000      200,029
    Payments to factor. . . . . . . . . . . . . . . .   (1,771,400)           -
    Payments on notes payable . . . . . . . . . . . .     (489,897)      (1,181)
                                                       ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .   1,644,605      472,414
                                                       ------------  ------------

NET INCREASE IN CASH & CASH EQUIVALENTS . . . . . . .      794,239      211,997

BEGINNING CASH & CASH EQUIVALENTS . . . . . . . . . .      438,467        1,732
                                                       ------------  ------------

ENDING CASH & CASH EQUIVALENTS. . . . . . . . . . . .  $ 1,232,706   $  213,729
                                                       ============  ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest . . . . . . . . . . . . .  $   136,184   $       605
                                                       ============  ============
     Cash paid for Income Taxes . . . . . . . . . . .  $         -   $         -
                                                       ============  ============

NON-CASH TRANSACTIONS
   Stocks issued for Services & Debt reduction. . . .  $    98,080   $ 6,487,772
   ============  ============
   Stocks issued for Debt Inducement. . . . . . . . .  $    44,479   $   109,342
   ============  ============
   Stocks rescinded or conversion feature expense . .  $   234,090   $  (700,840)
                                                       ============  ============

See Accountants Review Report

                                                Network Installation Corp.
                                       Consolidated Stockholders' Equity (Deficit)
                                                    March 31, 2006
                                                     (Unaudited)
                                                                Additional   Shares             Shares
                                                                 Paid-In     To Be               To Be    Accumulated
                                              Common Stock       Capital     Issued   Warrants  Returned    Deficit      Total
                                          ------------------ ----------- ---------- --------- --------- ------------ ------------
                                          # of Shares Amount
                                          ---------- -------
Balance - December 31, 2004 . . . . . . . 23,483,873 23,484    7,617,181    116,249         -         -  (9,634,545) ( 1,877,631)
                                          ------------------ ----------- ---------- --------- --------- ------------ ------------
Warrant Issuance, Finance Inducement               -      -      387,184          -         -         -           -       387,184
Warrant Issuance, Executive Compensation           -      -    6,476,085          -         -         -           -     6,476,085
Issuance of Stock for Services. . . . . .    560,000    560      372,528          -         -         -           -       373,088
Issuance of Stock for Cash. . . . . . . .  1,460,692  1,461      941,990          -         -         -           -       943,451
Issuance of Stock, COM Acquisition. .              -      -      199,891        109         -         -           -       200,000
Issuance of Stock, Kelley Acquisition.    14,016,577 14,016   10,218,085          -         -         -           -    10,232,101
Issuance of Stock, Spectrum Acquisition.  18,567,639 18,568            -          -         -   (18,568)          -             -
Debt Discount, Convertible Debt Issuances          -      -      213,358          -         -         -           -       213,358
Conversion of Debenture                       18,939     19       64,981          -         -         -           -        65,000
Beneficial conversion feature expense . .          -      -      617,000          -         -         -           -       617,000
Rescinding of Stock, CEO                  (7,887,482)(7,887)       7,887          -         -         -           -             -
Rescinding of Stock, Majority Investor      (685,517)  (686)    (529,904)         -         -         -           -      (530,590)
Net Loss          . . . . . . . . . . . . .        -      -            -          -         -         - (15,534,423)  (15,534,423)
                                          ------------------ ----------- ---------- --------- --------- ------------ ------------
Balance - December 31, 2005 . . . . . . . 49,534,721 $49,535  $26,586,266  $ 116,358   $    - $ (18,568)$(25,168,968)  $1,564,623

Warrant Issuance, Finance Inducement               -      -       44,749          -         -         -             -      44,749
Issuance of Stock, Del Mar Acquisition. .    300,000    300      139,500          -         -         -             -     139,800
Stock exchanged for warrants                       -      -      (25,916)         -    28,796    (2,880)            -           -
Conversion of Debenture                      295,684    296       98,612          -         -         -             -      98,908
Beneficial conversion feature expense . .          -      -      234,090          -         -         -             -     234,090
Rescinding of Stock, Spectrum Acquisition(18,567,639)(18,568)          -          -         -    18,568            -            -
Net Loss          . . . . . . . . . . . .          -      -            -          -         -         -    (1,329,230) (1,329,230)
                                          ------------------ ----------- ---------- --------- --------- ------------ ------------
Balance - March 31, 2006    . . . . . . . 31,562,766 $31,563  $27,077,301  $ 116,358$  28,796  $(2,880) $(26,498,198)$    752,940
                                          ================== =========== ========== ========= ========= ============ ==============

See Accountants Review Report

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E Kenyon Avenue
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Network Installation Corporation and Subsidiaries
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Network Installation Corporation and Subsidiaries as of March 31, 2006, and the related consolidated statement of operations and consolidated statement of cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jaspers + Hall, PC
May 12, 2006

                    NETWORK  INSTALLATION  CORPORATION,  INC.
                 Notes  to  Consolidated  Financial  Statements
                                 March 31,  2006
                                   (Unaudited)


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

Network Installation Corporation ("NIC" or the "Company") was incorporated on July 18, 1997 under the laws of the state of California.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


The Company specializes in the design, development and integration of communication technology and system networks for the gaming, resort and hospitality markets and has developed a patent-pending, proprietary, next-generation race & sports book platform designed for the gaming industry.

The Company's wholly-owned subsidiary, Kelley Communication Company, Inc. (d/b/a Kelley Technologies) ("Kelley"), is a single source technology company specializing in providing design/build solutions for casino/resort hotel owner requirements. Kelley Technologies designs and manages projects, and builds and deploys communication technology for large entertainment technology and systems networks. Kelley's systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, and the Caribbean. The Company has distinguished itself from its peers by employing experienced and educated design personnel and by providing high quality products and service to the gaming industry.

ACQUISITION  OF KELLEY COMMUNICATION COMPANY, INC. (d/b/a  Kelley Technologies)
--------------------------------------------------

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
                                   =============

The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005. Revenues represent total revenues and net loss represents total net loss of the Company for the three months ended March 31, 2005 if Kelley had been acquired as of January 1, 2005.

                              Three  Months  Ended
                                March  31,  2005
                               -------------------
Net  Revenues                  $       3,477,700
Net  loss                      $      (6,254,169)

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
Bank  Line  of  Credit               (100,000)
                                   -----------
Total  assets  and  liabilities    $  430,000
                                   ===========

The net revenues and net loss on a pro forma basis, as though the Company had completed the acquisition of Com as of the beginning of the year, on January 1, 2005 would not be materially different than the net revenues and net loss reported for the three months ended March 31, 2005 due to the lack of net revenues and expenses of Com from January 1, 2005 through January 16, 2005.

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

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying consolidated financial statements include the accounts of Network Installation Corp. ("NIC") and its 100% owned subsidiaries, Network Installation Corporation, Kelley Communication Company, Inc.("Kelley"), COM Services, Inc. ("COM"), and Del Mar Systems International, Inc. ("DMSI"). All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of NIC for the three months ended March 31, 2006 and 2005, respectively, Kelley for the three months ended March 31, 2006, and COM for the three months ended March 31, 2006 and from January 17, 2005 through March 31, 2005.

CASH  &  CASH  EQUIVALENTS
--------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

PROPERTY  &  EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3 to 7 years), and tenant improvements (life of the lease-approximately 60 months).

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of March 31, 2006 and December 31, 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

REVENUE  RECOGNITION
--------------------

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, installations, cabling and networking contacts are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

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

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,320,000 shares of common stock remained outstanding as of March 31, 2006. There were 972,500 stock options outstanding at December 31, 2005. These stock options have a vesting period of three years from the date of grant. 972,500 stock options were granted on October 20, 2005 and an additional issuance of 1,347,500 stock options were granted on March 30, 2006.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company can not determine the price per common share of its common stock in the future, it does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company cannot accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006 and December 31, 2005, respectively, and going forward.


3.  GOING  CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $26,498,198, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

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

4.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
Accounts  payable  and  accrued  expenses  is  comprised  of  the  following:

                       March  31,  2006            December  31,  2005
                     -------------------          -------------------
Accounts  payable    $         3,693,360          $         3,250,923
Litigation  accrual               30,200                      170,000
                     -------------------          -------------------
                     $         3,723,560          $         3,420,923
                     ===================          ===================

5.  GOODWILL  IMPAIRMENT

Throughout 2005, the Company had witnessed declining profits within its Com Services division. Upon the completion of an impairment review of the division's assets, the Company decided to write down goodwill by $628,614, which had been generated from the acquisition of Com Services, Inc., on January 17, 2005.

At December 31, 2005, upon the completion of an impairment review of the Goodwill related to the acquisition of Kelley, the Company decided to write down Goodwill by $3,800,000 resulting primarily from lower than expected gross margins and the continued cash flow challenges faced by Kelley.

6.  PAYROLL  TAX  LIABILITY

Payroll tax liabilities of $354,376 and $371,213, are payable at March 31, 2006 and December 31, 2005, respectively. As of the date of these financial statements, the Company is in negotiations with the IRS for repayment terms. While the negotiations are taking place, the Company has made five payments of $15,000 each, until final settlements amount are agreed upon.

7. BANK LINE OF
CREDIT  AND  NOTES  PAYABLE

Notes  Payable  Related  to  the  Acquisition  of  Kelley
---------------------------------------------------------

Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate, 2% over the Prime Rate, or 9.50% as of March 31, 2006. Principal payments of $20,834 are due on this note through September 15, 2008. The balance of $624,049 remaining outstanding as of March 31, 2006, and included a current portion of $250,033 as of March 31, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.

Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $889,909 remained outstanding as of March 31, 2006, and included a current portion of $336,724 as of March 31, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.

Upon the acquisition of Kelley, the Company issued $360,000 in convertible debentures to an unaffiliated individual. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000. Additionally, the Company issued warrants to purchase 90,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on this convertible debenture as of March 31, 2006 was $360,000.

Upon the acquisition of Kelley, the Company assumed $540,000 in convertible debentures due to a member of the Company's Board of Directors. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006.
These debentures were issued with a discounted price from the face value of $90,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $135,000. Additionally, the Company issued warrants to purchase 135,000 shares of the Company's common stock at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $21,239 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on this convertible debenture as of March 31, 2006 was $540,000.


Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $299,005, including a current portion of $196,341, remained outstanding as of March 31, 2006.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by three automobiles, carrying interest at a fixed rate of 6.25%. Principal and interest payments of $1,536 are payable through March 7, 2008. The balance of $34,628 remained outstanding as of March 31, 2006.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $371 per month are payable through May 5, 2009. The balance of $12,470 remained outstanding as of March 31, 2006.

Upon the acquisition of Kelley, the Company assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $369 per month are payable through May 5, 2009. The balance of $12,526 remained outstanding as of March 31, 2006.

Notes  Payable  Related  to  the  Acquisition  of  COM
-----------------------------------------------------

The Company assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 9.75% as of September 22, 2005 and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. The balance outstanding as of March 31, 2006 was $4,113. Subsequent to March 31, 2006, this line of credit has been paid in full.

The Company assumed credit card liabilities in connection with the COM acquisition. These credit card balances were paid in full in 2005.

The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bore interest of 7.99%. This note payable was paid in full in 2005, subsequent to the COM acquisition.

The Company contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of March 31, 2006 was $53,250.

The Company contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of March 31, 2006 was $22,891.

Notes  Payable  Related  to  the  Acquisition  of  DMSI
-------------------------------------------------------

The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bore interest at 5% and was payable in monthly installments of $42,804, maturing in April 2005. The balance of this note payable was paid in full during 2005.

Other  Notes  Payable  and  Convertible  Debentures
---------------------------------------------------

During the year ended December 31, 2003, the Company issued $90,000 in convertible debentures to certain shareholders of the Company. The convertible debentures carry an interest rate of 6% per annum, and are due in April 2008. Payments are not mandatory during the term of the convertible debenture.
However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of March 31, 2006 was $25,000.

During the year ended December 31, 2005, the Company issued $350,000 in convertible debentures to a shareholder of the Company. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of March 31, 2006 was $350,000.

8.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTY  NOTES  PAYABLE
------------------------------

During the year ended December 31, 2003, the Company issued $338,000 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% per annum, and are due between April and October of 2008. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of March 31, 2006 was $316,400.

During the year ended December 31, 2004, the Company issued $1,867,718 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $248,600. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $511,275. Additionally, the Company issued warrants to purchase 1,286,000 shares of the Company's common stock at varying exercise prices between $1.73 and $1.90 per share. These warrants were valued at $466,790 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of March 31, 2006 was $1,830,210.

During the year ended December 31, 2005, the Company issued $2,136,360 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $529,500. Additionally, the Company issued warrants to purchase 1,020,000 shares of the Company's common stock at varying exercise prices between $1.03 and $1.83 per share. These warrants were valued at $387,184 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of March 31, 2005 was $2,136,360.

During the three months ended March 31, 2006, the Company issued $936,360 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between January and March of 2011. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $150,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the three months ended March 31, 2006 has been recorded in the amount of $234,090. Additionally, the Company issued warrants to purchase 306,000 shares of the Company's common stock at varying exercise prices between $.60 and $.50 per share. These warrants were valued at 44,749 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of March 31, 2006 was $936,360.

During December 2004, the Company entered into a $84,956 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005.

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

During the three months ended March 31, 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At March 31, 2006, the balance due is $1,288,600.

  Date               Amount    Financing  Fees
---------          ----------  ---------------
3/27/2006          $  450,000     $  5,000
3/20/2006          $  650,000     $  5,000
3/9/2006           $  360,000     $  5,000
2/21/2006          $  100,000     $  5,000
2/16/2006          $  850,000     $  5,000
1/30/2006          $  150,000     $  5,000
1/27/2006            $  650,000     $  5,000
                   ----------  ---------------
Totals             $3,210,000     $ 35,000
Repayments         $1,921,400
                   ----------
Balance  at
March  31,  2006   $1,288,600
                   ==========

As of May 12, 2006, the Company has repaid approximately $586,000 to Dutchess, related to the above factoring transactions.

9.  INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through March 31, 2006, and December 31, 2005, the Company incurred net operating losses for tax purposes of approximately $26,500,000 and $25,170,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

Since the Company has not generated taxable income, no provision for income taxes has been provided.

The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The Company's total deferred tax asset is as follows:

                                    March  31,  2006    December  31,  2005
                                    ----------------    -------------------

Tax  benefit  of  net  operating
  loss  carry-forward               $     8,252,000     $        7,800,000

Valuation  allowance                     (8,252,000)            (7,800,000)
                                    -----------------   -------------------
                                    $             -     $                -
                                    =================   ===================

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                     March  31,  2006  and   December  31,  2005
                                     -------------------------------------------

Tax  expense  (credit)  at
statutory  rate-federal                     (34)%                  (34)%
State  tax  expense  net  of
federal  tax                                 (6)                    (6)
Changes  in  valuation  allowance            40                     40
                                            -----                  -----
Tax  expense  at  actual  rate                -                      -
                                            =====                  =====

The valuation allowance increased by approximately $452,000 in the three months ended March 31, 2006 and by $5,282,000 in the year ended December 31, 2005. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.

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

On January 24, 2005, the Company filed an action in the Superior Court of California, County of Orange against the former principals of DMSI for damages and injunctive relief based on alleged fraud and breach of contract relating to the Company's purchase of Del Mar Systems International, Inc. The complaint was amended on March 14, 2005 to seek rescission of the Company's purchase of Del Mar Systems from its former owners. The Defendant also filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by the Company of DMSI totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of DMSI. This case was settled and the Company agreed to pay $84,000 over a 12 month period and also agreed to issue 300,000 shares of our common stock. During 2006, the Company paid four of the required monthly installments and has issued 300,000 shares of common stock valued at $139,800 during the three months ended March 31, 2006.

In March 2006, Lisa Cox sued Kelley, NIC, and Kelley's CEO personally, claiming damages related to promises she alleges were made to her husband, prior to her husband's death. The alleged promises made resulted from business transactions between her husband and Kelley, prior to the Company's acquisition of Kelley. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the Company. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on the Company will not be material.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company's financial statements.

OTHER  COMMITMENTS

The  Company  is  obligated  to  pay  rent  amounts  as  follows:

For  the  twelve  months  ended:

     March  31,  2007               $155,000
     March  31,  2008               $162,000
     March  31,  2009               $ 70,000

The Company is obligated to pay $120,000 for the years ended December 31, 2006, through December 31, 2010 related to an exclusive reseller agreement with a software company.

11.  STOCKHOLDERS'  EQUITY

EQUITY
------

During the three months ended March 31, 2006, the Company issued and agreed to issue common stock as follows:

The Company issued 306,000 warrants to purchase common stock, valued at $44,479 as an inducement to certain shareholders to invest in the Company.
The Company issued 300,000 shares of Common Stock related to the acquisition of DMSI.

Beneficial conversion feature of $234,090 was recorded during the three months ended March 31, 2006, in conjunction with the debt financing consummated during this time period.

During the three months ended March 31, 2006, the Company issued 295,694 shares of Common Stock in exchange for the retirement of convertible debt totaling $98,908.

The Company issued warrants to purchase approximately 2,887,600 shares of common stock in exchange for 2,880,000 shares of common stock to be returned to the Company.

During the year ended December 31, 2005, the Company issued and agreed to issue common stock as follows:

Pursuant to an acquisition agreement, on November 1, 2005, the Company acquired 100% of the outstanding shares of common stock of Spectrum Cabling Company, Inc., a California corporation for $14,000,000 in common stock. Robert Rivera, the 100% owner of Spectrum prior to the acquisition, received 18,567,639 shares of the Company's common stock. On January 6, 2006, the Company rescinded the purchase. Pursuant to the Rescission Agreement, Spectrum returned 18,567,639 shares of the Company's common stock and a promissory note for $1.5 million in exchange for 100% of the outstanding shares of Spectrum. Additionally, Spectrum's two appointed director's to the Company's board resigned. The purchase and subsequent rescission of Spectrum had no financial impact on the Company's operations or financial statements.

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

12.  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three months ended March 31, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The Company's significant components of common stock equivalents are its convertible debentures and stock options.

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,320,000 and 973,500 shares of common stock remained outstanding as of March 31, 2006 and December 31, 2005, respectively. These stock options have a vesting period of three years from the date of grant, October 20, 2005 and March 30, 2006, respectively.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company can not determine the price per common share of its common stock in the future, it does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company cannot accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006 and December 31, 2005, respectively, and going forward.

13.  SUBSEQUENT  EVENTS

Subsequent to March 31, 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company's property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements.

Date      Amount   Financing  Fees
---------  ----------  ---------------
4/13/2006   $500,000     $5,000
4/12/2006   $200,000     $5,000

On April 19, 2006, the Company issued $12,120 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 8% per annum, and are due on April 19, 2011. Interest payments are due on a monthly basis until the principal balance is paid in full. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) seventy five cents ($0.75) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

On May 1, 2006 the Company issued $252,000 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 10% per annum, and are due on May 1, 2011. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $210,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) forty one cents ($0.41) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. Additionally, the Company issued warrants to purchase 123,000 shares of the Company's common stock at forty-one cents ($0.41) per share for a period of five years.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
The discussion and financial statements contained herein are for the three months ended March 31, 2006 and March 31, 2005. The following discussion should be read in conjunction with our financial statements and notes included herewith.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section below. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-QSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Accounts  Receivable  and  Allowance  for  Doubtful  Accounts
-------------------------------------------------------------

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

Stock-Based  Compensation
-------------------------

In October 1995, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" amended by SFAS No 148, "Accounting for Stock Based Compensation Transition and Disclosure". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $0.79 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 132,500 of such options were retired resulting from employees who left the Company prior to vesting.

On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company's 2005 Stock Option Plan. The exercise price at the time of grant was $0.42 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period.

Going  Concern
--------------

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of ($15,534,423). These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of March 31, 2006 and December 31, 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,320,000 and 972,500 shares of common stock remained outstanding as of March 31, 2006 and December 31, 2005, respectively. These stock options have a vesting period of three years from the date of grant, October 20, 2005 and May 30, 2006, respectively.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on the Company's price per common share as quoted on the OTC bulletin board on the date of conversion. Since management can not determine the price per common share of its common stock in the future, management does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, management cannot accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006 and December 31, 2005, respectively, and going forward.

THREE MONTH PERIOD ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2005

RESULTS  OF  OPERATIONS

NET  REVENUE
------------
We generated consolidated net revenues of $6,806,146 for the three months ended March 31, 2006, as compared to $750,716 for the three month period ended March 31, 2005. The increase in revenues for this quarter when compared to the same quarter last year is due primarily to the acquisition of Kelley during 2005, which accounted for $6,704,233 in net revenues for the three months ended March 31, 2006. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. Such increase was offset by a decrease in net revenues for NIC of $464,667 and COM of $184,146 due to management's decision to relocate the business from California to Nevada and to focus on the Kelley business opportunity.
COST  OF  REVENUES
------------------

Cost of revenues for the three months ended March 31, 2006 were $5,799,302 compared to $424,078 for the three months ended March 31, 2005. Our Cost of Revenue increased for the three months ended March 31, 2006 when compared to the same period in 2005 due primarily to the acquisition of Kelley during 2005 which accounted for $5,678,853. Such amounts were offset by a decrease in cost of revenues for NIC of $204,915 and COM of $119,948 due to management's decision to relocate the business from California to Nevada and to focus on the Kelley business opportunity.

GROSS  MARGINS
--------------

Gross margins for the three months ended March 31, 2006 were $1,006,844 or 14.8% compared to $326,638 or 44% for the three months ended March 31, 2005. The decrease in gross margin is attributable to management's decision to focus on revenue growth and profitability with its acquisition of Kelley in 2005.

OPERATING  EXPENSES
-------------------

Operating Expenses for the three months ended March 31, 2006 $1,673,941 compared to $7,382,203 for the three months ended March 31, 2005. The decrease was due primarily to the charge of $6,476,085 in Officer Compensation resulting from the issuance of warrants to purchase common stock to certain officers. Investor relations expenses were $115,510 in 2006, compared to $347,318 in 2005, while office salaries were $550,051 in 2006 compared to $210,255 in 2005 primarily as a result of the Kelley acquisition. Other significant components of operating expenses for the three months ended March 31, 2006 included rent of $117,538, insurance of $103,569 and professional fees of $95,793.

OTHER  INCOME  (EXPENSE)
------------------------
Other Income (Expense) for the three months ended March 31, 2006 was ($662,133) compared to ($172,177) for the three months ended March 31, 2005. The increase in Other Expenses is primarily due to interest expense for the three months ended March 31, 2006 of ($557,786) compared to ($172,177) for the three months ended March 31, 2005 due to increased borrowings. In addition, we experienced a loss on sale of assets of ($104,347) for the three months ended March 31, 2006.

NET  LOSS
---------
Net Loss for the three months ended March 31, 2006 was ($1,329,230) compared to ($7,227,742) for the three months ended March 31, 2005 primarily due to the increased borrowings and ensuing interest expense and Management's decision to wind down the operations of NIC resulting in a reduction of revenue to $0 with expenses of $524,856 for the three months ended March 31, 2006, coupled with the acquisitions of Kelley and Com Services during 2005, which generated Net Losses of ($86,825) and ($237,982), respectively, for the three months ended March 31, 2006.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------
Our basic and diluted loss for the three months ended March 31, 2006 was ($0.03) compared to ($0.31) for the three months ended March 31, 2005 due to an increase in our net loss, as described above.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31, 2006, our Current Assets were $6,049,792 and Current Liabilities were $8,164,848. Cash and cash equivalents were $1,232,706. Our Stockholders' Equity at March 31, 2006 was $752,940. We had a net usage of cash from operating activities for the three months ended March 31, 2006 and 2005 of $(727,886) and ($260,417), respectively. We had a net usage of cash from investing activities for the three months ended March 31, 2006 and 2005 of $(122,480) and $(706,747), respectively. We had net cash provided by financing activities of $1,644,605 and $472,414 for three months ended March 31, 2006 and 2005, respectively. We had $3,964,195 from borrowings in the period ended March 31, 2006 as compared to $488,595 in the corresponding period last year.

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

FINANCING  ACTIVITIES
---------------------

During 2006, we entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private
Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of our property at our NIC subsidiary including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements.

  Date      Amount   Financing  Fees
---------  ----------  ---------------
4/13/2006   $500,000     $5,000
4/12/2006   $200,000     $5,000
3/27/2006   $450,000     $5,000
3/20/2006   $650,000     $5,000
3/9/2006    $360,000     $5,000
2/21/2006   $100,000     $5,000
2/16/2006   $850,000     $5,000
1/30/2006   $150,000     $5,000
1/27/2006     $650,000   $5,000
            -------------------
Totals    $3,910,000    $45,000
          =====================

As of May 12, 2006, we have repaid approximately $2,507,000 to Dutchess related to the above factoring transactions.

On April 19, 2006, the Company issued $12,120 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 8% per annum, and are due on April 19, 2011. Interest payments are due on a monthly basis until the principal balance is paid in full. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) seventy five cents ($0.75) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

On May 1, 2006, the Company issued $252,000 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 10% per annum, and are due on May 1, 2011. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $210,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) forty one cents ($0.41) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. Additionally, the Company issued warrants to purchase 123,000 shares of the Company's common stock at forty-one cents ($0.41) per share for a period of five years.

COMMITMENTS
-----------

We assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, which was 9.75% as of December 31, 2005, and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in our control. The balance outstanding as of March 31, 2006 was $4,113. As of the date of these financial statements, this revolving line of credit has been paid in full.

Upon the acquisition of Kelley, we contracted a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate,2% over the Prime Rate, or 9.50% as of March 31, 2006. Principal payments of $20,834 per month are due on this note through September 15, 2008. We had a balance of $624,049 outstanding as of March 31, 2006 which included a current portion of $250,033.

Upon the acquisition of Kelley, we contracted a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 per month are payable through September 20, 2008. The balance of $889,909 remained outstanding as of March 31, 2006 and included a current portion of $336,724.

Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $371 per month are payable through May 5, 2009. The balance of $12,470 remained outstanding as of March 31, 2006.

Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by an automobile, carrying interest at a fixed rate of 5.75%. Principal and interest payments of $369 per month are payable through May 5, 2009. The balance of $12,526 remained outstanding as of March 31, 2006.

We contracted a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of March 31, 2006 was $53,250.

We contracted a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of March 31, 2006 was $22,891.


Upon the acquisition of Kelley, we assumed a note payable to a Bank, secured by three automobiles, carrying interest at a fixed rate of 6.25%. Principal and interest payments of $1,536 per month are payable through March 7, 2008. The balance of $34,628 remained outstanding as of March 31, 2006.

During the year ended December 31, 2003, we issued $90,000 in convertible debentures to certain of our shareholders. The convertible debentures carry an interest rate of 6% per annum, and are due in April 2008. Payments are not mandatory during the term of the convertible debenture. However, we maintain the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of March 31, 2006 was $25,000.

During the year ended December 31, 2003, we issued $338,000 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% per annum, and are due between April and October of 2008.
Payments are not mandatory during the term of the convertible debenture. However, we maintain the right to pay the balance in full without penalty at any time. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. The balance outstanding on these convertible debentures as of March 31, 2006 was $316,400.

During the year ended December 31, 2004, we issued $1,867,718 in convertible debentures to Dutchess Private Equities, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, we maintain the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $248,600. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $511,275. Additionally, we issued warrants to purchase 1,286,000 shares of our common stock at varying exercise prices between $1.73 and $1.90 per share. These warrants were valued at $466,790 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $1,830,210.

During the year ended December 31, 2005, we issued $2,136,360 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, we maintain the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $529,500. Additionally, we issued warrants to purchase 1,020,000 shares of the our common stock at varying exercise prices between $1.03 and $1.83 per share. These warrants were valued at $387,184 and will be amortized as interest expense through the maturity date of the convertible debentures. The balance outstanding on these convertible debentures as of December 31, 2005 was $2,136,360.

During the year ended December 31, 2005, we issued $350,000 in convertible debentures to Preston Capital Partners, Inc. The convertible debentures carry an interest rate of 6% and 8% per annum, and are due between February and December of 2009. Payments are not mandatory during the term of the convertible debenture. However, we maintain the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $340,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $87,500. The balance outstanding on these convertible debentures as of December 31, 2005 was $350,000.

On April 19, 2006, we issued $12,120 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 8% per annum, and are due on April 19, 2011. Interest payments are due on a monthly basis until the principal balance is paid in full. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) seventy five cents ($0.75) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

On May 1, 2006, the Company issued $252,000 in convertible debentures to Dutchess Private Equities II, LP. The convertible debentures carry an interest rate of 10% per annum, and are due on May 1, 2011. Payments are not mandatory during the term of the convertible debenture. However, the Company maintains the right to pay the balance in full without penalty at any time. These debentures were issued with a discounted price from the face value of $210,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) forty one cents ($0.41) ("Fixed Conversion Price"), each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share. Additionally, the Company issued warrants to purchase 123,000 shares of the Company's common stock at forty-one cents ($0.41) per share for a period of five years.

Upon the acquisition of Kelley, we issued $360,000 in convertible debentures to an individual unaffiliated with us. The convertible debentures carry an interest rate of 0.00% and are due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000. The Holder is entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000.

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

Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $299,055, including a current portion of $196,341, remained outstanding as of March 31, 2006.

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

For  the  year  ended:

     March  31,  2007               $155,000
     March  31,  2008               $162,000
     March  31,  2009               $ 70,000

Kelley may extend the lease for two additional terms of three years from October 1,2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

We are obligated to pay $120,000 at $10,000 per month, for the years ended December 31, 2006, through December 31, 2010, related to an exclusive five year reseller agreement with Simplikate, a software company, dated December 30, 2005.

Payroll tax liabilities of $354,376 and $371,213, are payable at March 31, 2006 and December 31, 2005, respectively. As of the date of these financial statements, we are in negotiations with the IRS for repayment terms. While the negotiations are taking place, we have made five payments of $15,000 each, until final settlements amount are agreed upon.

We are obligated to pay $84,000 over a 12 month period in settlement of a lawsuit. We have paid the first four monthly installments as of May 15, 2006.

We are obligated to pay approximately $1,403,000 to Dutchess under various factoring agreements we have executed with them in 2006. Such amounts due to Dutchess are related to receivables to be collected by Kelley and Com during 2006.

MATERIAL  TRENDS  AND  UNCERTAINITIES

During the first quarter of 2006, we continued to wind down business operations at our COM and NIC subsidiaries, while continuing to focus on the growth of our Kelley subsidiary. Kelley's primary focus is providing complex communication technology and systems networks to the gaming industry.

During the first quarter of 2006, we continued to service Kelley's largest contract, the Red Rock Casino project in Las Vegas, Nevada. This contract required us to design and install most of the audio/visual systems in the Casino in addition to the design and installation of the Race and Sports book technology and designing and installing various other systems throughout the hotel and casino. We completed approximately 25% of the work in the fourth quarter of 2005 and completed an additional 60% of the work in the first quarter of 2006, generating approximately $5 million in revenues during the first quarter of 2006. We expect to complete the remaining work on the project during the second quarter of 2006. The Red Rock project represented approximately 74% of our revenue during the first quarter of 2006 and we expect a decrease in revenues to approximately $1 million from this contract in the second quarter of 2006.

We used a substantial amount of our resources to service and deliver the Red Rock project. As a result, our business development, and sales and marketing efforts decreased during this time period and in some cases, we redeployed personnel from other projects in process to service and deliver on the Red Rock project. As a result, we expect to experience a decrease in revenues, cash flows and net income in the second quarter of 2006, while we reestablish our business development, and sales and marketing efforts and service and deliver on other ongoing projects. It is possible that the effects of the Red Rock Casino contract will occur in the third quarter of 2006 as well.

We experienced gross margins of 15% in the first quarter of 2006 compared to 18% for the year ended December 31, 2005. The decrease in our margins is primarily related to the wind down of the NIC and COM businesses, which had better margins than those experienced by Kelley. However, Kelley experienced margins of approximately 11% in the fourth quarter of 2005, compared with approximately 15% in the first quarter of 2006. Even though gross margins are increasing at the Kelley subsidiary, they are still lower than what is necessary to cover our operating costs. Low gross margins, coupled with the large dollar value that is held in retention on the Red Rock project have created continued cash flow shortages. As a result, we have had to factor receivables with Dutchess and we continue to experience cash flow short falls. If such cash flow shortfalls continue, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our net revenues and net income. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful.

Management has been aggressively addressing the need to increase our margins and reduce operating costs. Some of our strategies include improving our contract pricing with our customers, negotiating more favorable contract terms that will allow us to bill for additional work, longer lead times for purchasing of materials, negotiating with better payment terms and obtaining discounts with vendors and suppliers, and a slight reduction in our head count. We currently expect slight increases in our margins for the second and third quarters of 2006 and a decline in revenues, both primarily due to the completion of the Red Rock project.

As of May 15, 2006, we are experiencing a cash shortage. Accounts receivable in the amount of approximately $1,014,000 are currently due from Stations Casinos, for the Red Rock project and the Green Valley project. It is anticipated that such amounts will be collected in full by May 31, 2006, or sooner. Should such amounts not be collected, we intend to factor such receivables with Dutchess, or another factoring source, if Dutchess chooses not to lend against such receivables. In the event that we do not collect such receivables and are unsuccessful in factoring such amounts, we will be in need of a cash infusion of approximately $1 million in order to cover our operating costs.

We began the Green Valley project during the first quarter of 2006. Between May 15, 2006 and December 31, 2006 we will continue to generate ongoing revenues from Stations Casinos on the Green Valley Ranch project in the approximate amount of $3 million. However, we may experience cash shortages from time to time during this period due to the nature of the timing of our material purchasing requirements and our general and administrative costs, related to our billing cycles and the timing of our cash collections. If and when we experience such cash shortages, we plan to continue to factor our receivables from Station Casinos with Dutchess, or another factoring source should Dutchess not lend against such receiveables. If we are unsuccessful in collecting our receiveables timely and are unable to factor our receivables, if and when cash shortages arise, we will scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.

As a result of winding down the operations of our NIC subsidiary, we no longer generate revenues from that subsidiary. However, we continue to pay monthly amounts to various third parties for obligations related to the past operations of NIC. Between May 2006 and December 2006, we are obligated to pay approximately $125,000 per month, on average. Should our cash flows from operations be insufficient to cover such monthly obligations, we intend to renegotiate such obligations for extended payment terms and/or we intend to request additional financing from Dutchess, as we have in the past. However, there can be no assurance that we will be successful in renegotiating such payment amounts nor can there be any assurance that Dutchess will continue to fund such obligations by further investing in our company.

Notes payable in the amount of $900,000, are due in September 2006. If our cash flows are insufficient to cover the repayment terms of such debt, we intend to aggressively pursue refinancing such obligations and/or raising additional financing from third parties and to use such proceeds to pay down the amounts owed. However, there can be no assurance that such refinancing efforts or such fund raising efforts will be successful. If we are unable to refinance such debt obligations and should we be unable to raise financing from outside sources to repay amounts owed and/or to cover our operating expenses, we will scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.



SUBSIDIARIES
As of March 31, 2006, we had four wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., Kelley Communication Company, Inc, and Com Services, Inc.

 ITEM  3.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-QSB, an evaluation was performed under the supervision, and with the participation of, our management, including the individual serving as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On January 24, 2005, we filed an action in the Superior Court of California, County of Orange against Steve and Dorota Pearson for damages and injunctive relief based on alleged fraud and breach of contract relating to our purchase of Del Mar Systems International, Inc. from Steve and Dorota Pearson. The complaint was amended on March 14, 2005 to seek rescission of our purchase of Del Mar Systems from Steve and Dorota Pearson. The Defendant filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by us of Del Mar Systems totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of Del Mar Systems. This case was settled and we agreed to pay $84,000 over a 12 month period and we also agreed to issue 300,000 shares of our common stock. To date, we have paid four of the required monthly installments and we have issued the 300,000 shares of common stock at $.45 per share on the date of issuance. At December 31, 2005, we had accrued $170,000 in its financial statements related to this matter.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On January 3, 2006, we issued 160,000 warrants to purchase common stock, at an exercise price of $0.60. The warrants were issued as an inducement to certain shareholders to invest in the Company and were valued at $23,168. The warrants will be amortized over the effective term of the warrant agreement, five years, or upon exercise, whichever event occurs first.

On January 24, 2006, we issued 300,000 shares of Common Stock related to the acquisition of DMSI and in accordance with a settlement agreement between the Company and the former shareholders of DMSI.

On March 10, 2006, we issued warrants to purchase approximately 2,887,600 shares of common stock in exchange for 2,880,000 shares of common stock to be returned to the Company.

On March 13, 2006, we issued 146,000 warrants to purchase common stock, at an exercise price of $0.50. The warrants were issued as an inducement to certain shareholders to invest in the Company and were valued at $21,581 . The warrants will be amortized over the effective term of the warrant agreement, five years, or upon exercise, whichever event occurs first.

3.  DEFAULTS  UPON  SENIOR  SECURITIES.

NONE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

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

Date:  May  15,  2006            By:     /s/  Jeffrey  R.  Hultman
                                         --------------------------------
                                         Jeffrey  R.  Hultman
                                         President  &  Chief  Executive  Officer

                                  By:    /s/  Christopher  G.  Pizzo
                                        ---------------------------------
                                        Christopher  G.  Pizzo
                                        Chief  Financial  Officer, (Principal
                                        Accounting Officer)