Form 10QSB
period 2006-06-30
NETWORK INSTALLATION CORP
filed 2006-08-14
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-25499
NETWORK INSTALLATION CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0390360

State or other jurisdiction of Incorporation or organization	(IRS Employer Identification Number)

5625 South Arville Street, Suite E Las Vegas Nevada	89118

(Address of principal executive offices)	(Zip Code)
(702) 889-8777
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 14, 2006 there were 29,180,914 shares of common stock issued and outstanding, $0.001 par value.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

NETWORK INSTALLATION CORP. AND SUBSIDIARIES

Page
Part I — Financial Information	2

Item 1 - Financial Statements.	2
Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	2
Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005	3
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005	4
Unaudited Consolidated Stockholders’ Equity (Deficit) as of June 30, 2006	5
Report of Independent Registered Public Accounting Firm	6
Notes to Consolidated Financial Statements	7
Item 2 - Management’s Discussion and Analysis or Plan of Operation.	20
Item 3 - Controls and Procedures.	30

Part II — Other Information	31

Item 1 - Legal Proceedings.	31
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3 - Defaults Upon Senior Securities.	31
Item 4 - Submission of Matters to a Vote of Security Holders.	31
Item 5 - Other Information.	31
Item 6 – Exhibits	32
Promissory Note
Promissory Note
Amended and Restated Promissory Note
Amended and Restated Promissory Note
Employment Agreement
Loan Restructure Agreement
Loan Restructure Agreement
Letter Re: Unaudited Interim Financial Information
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications of CEO and CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NETWORK INSTALLATION CORP.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$973,105	$415,937
Accounts Receivable, net of allowance for doubtful accounts of $86,581 ($62,631 at 2005)	534,512	911,137
Inventories	1,553,823	2,928,366
Costs in Excess of Billings	1,216,688	232,778
Prepaid Expenses and other current assets	273,894	133,810

Total Current Assets	4,552,022	4,622,028

Fixed assets, net of accumulated depreciation of $507,209 ($446,661 at 2005)	291,284	328,599

OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Patents	2,500	2,500
Assets held for sale	519,249	195,393

Total Other Assets	7,865,965	7,542,109

TOTAL ASSETS	$12,709,271	$12,492,736

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES
Bank Line of Credit	$593,084	$432,562
Accounts Payable	2,377,066	2,232,295
Billings in Excess of Costs	504,411	1,443,588
Current Portion of Notes Payable	73,652	27,444
Current Portion of Related Party Notes Payable	273,210	261,802
Current Portion of Convertible Debenture	—	316,333
Current Portion of Related Party Convertible Debentures	—	474,500

Total current liabilities	3,821,423	5,188,524

LONG-TERM DEBT
Notes Payable	7,515,190	1,262,979
Related Party Notes Payable	454,057	95,497
Related Party Convertible Debentures, net of Debt Discount	—	3,291,265

Total long-term debt	7,969,247	4,649,741

NET LIABILITIES OF DISCONTINUED OPERATIONS	966,440	1,089,848

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value; 100,000,000 shares authorized 29,180,914 and 49,534,721 shares issued and outstanding in 2006 and 2005, respectively	29,181	49,535
Additional paid-in Capital	26,883,244	26,586,266
Shares to be Returned	—	(18,568)
Shares to be Issued	116,249	116,358
Warrants	28,796	—
Accumulated Deficit	(27,105,309)	(25,168,968)

Total stockholders’ equity (deficit)	(47,839)	1,564,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,709,271	$12,492,736

NETWORK INSTALLATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE
Sales	$11,643,300	$—	$4,939,067	$—
Cost of Goods Sold	9,518,873	—	3,840,020	—

GROSS PROFIT	2,124,427	—	1,099,047	—

OPERATING EXPENSES
Investor Relations	65,783	241,685	56,333	104,025
Non Cash Officer Compensation	—	6,575,426	—	—
Salaries	1,002,763	—	535,186	—
Other Operating Expenses	1,193,172	136,178	613,022	118,989

Total Operating Expenses	2,261,718	6,953,289	1,204,541	223,014

LOSS FROM CONTINUING OPERATIONS	(137,291)	(6,953,289)	(105,494)	(223,014)

OTHER INCOME (EXPENSE)
Interest expense	(1,539,535)	(499,451)	(1,004,080)	(327,879)
Gain on Debt Restructuring	903,771	—	903,771	—
Gain on Disposition of Assets	6,955	—	6,955	—

Total Other (Expense)	(628,809)	(499,451)	(93,354)	(327,879)

LOSS FROM DISCONTINUED OPERATIONS	(1,170,241)	(750,462)	(408,263)	(424,566)

Net Loss	$(1,936,341)	$(8,203,202)	$(607,111)	$(975,459)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.38)	$(0.02)	$(0.05)

Weighted Average Shares Outstanding	39,221,488	21,586,663	29,243,319	19,509,180
See Accountants Review Report

Network Installation Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Six-Months Ended
	June 30,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss	$(1,936,341)	$(8,203,202)
Stock issued for services and debt reduction	—	6,476,085
Beneficial conversion feature expense	777,090	377,803
Stock rescinded	—	(530,590)
Stock warrants issued for debt inducement	—	109,342

Bad debt expense	22,691	—
Amortization of debt discount	267,610	—
Conversion of debt	152,955	—
Depreciation	70,311	—
Cost of assets, inventory sold	140,164	—
Gain on Debt Restructuring	(903,771)	—
Adjustments to reconcile net loss to net cash used in operating activities (net of effects of discontinued operations)
Changes in operating assets and liabilities
Decrease in accounts receivable	942,351	—
Decrease in inventories	1,466,290	—
Increase in costs in excess of billings	(983,910)	—
Increase in other current assets	(140,084)	—
Decrease in other assets	20,690	—
Decrease in accounts payable	(712,326)	—
Decrease in billings in excess of costs	(939,177)	—
Increase in net liabilities of discontinued Operations	125,431	1,022,015

NET CASH USED IN OPERATING ACTIVITIES	(1,630,026)	(748,547)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investments in Assets Held for Sale	(323,856)	—
Purchase of property and equipment	(44,927)	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(368,783)	(—)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments made on notes payable — related party	(106,282)	(67,790)
Proceeds from notes payable	154,195	—
Proceeds from long-term borrowing	—	200,029
Proceeds from convertible debt financing	3,210,000	—
Proceeds from factor	4,560,000	—
Payments to factor	(4,560,000)	—
Payments on notes payable	(701,936)	—
Issuances of stock for cash	—	1,023,476

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,555,977	1,155,715

NET INCREASE IN CASH & CASH EQUIVALENTS	557,168	407,168

BEGINNING CASH & CASH EQUIVALENTS	415,937	1,732

ENDING CASH & CASH EQUIVALENTS	$973,105	$408,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$430,255	$452,157

Cash paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Stocks issued for Services & Debt reduction	$253,908	$6,476,085

Stock rescinded	$—	$(530,590)

Stock issued for acquisition	$—	$200,000

Stocks issued for Debt Inducement	$302,493	$109,342

Beneficial conversion feature expense	$777,090	$377,803

See Accountants Review Report

Network Installation Corp.
Consolidated Stockholders’ Equity (Deficit)
June 30, 2006
(Unaudited)

			Additional	Shares		Shares
			Paid-In	To Be		To Be	Accumulated
	Common Stock		Capital	Issued	Warrants	Returned	Deficit	Total
	# of Shares	Amount
Balance — December 31, 2004	23,483,873	$23,484	$7,617,181	$116,249	—	—	$(9,634,545)	$(1,877,631)

Warrant Issuance, Finance Inducement	—	—	387,184	—	—	—	—	387,184
Warrant Issuance, Executive Compensation	—	—	6,476,085	—	—	—	—	6,476,085
Issuance of Stock for Services	560,000	560	372,528	—	—	—	—	373,088
Issuance of Stock for Cash	1,460,692	1,461	941,990	—	—	—	—	943,451
Issuance of Stock, COM Acquisition	—	—	199,891	109	—	—	—	200,000
Issuance of Stock, Kelley Acquisition	14,016,577	14,016	10,218,085	—	—	—	—	10,232,101
Issuance of Stock, Spectrum Acquisition	18,567,639	18,568	—	—	—	(18,568)	—	—
Debt Discount, Convertible Debt Issuances	—	—	213,358	—	—	—	—	213,358
Conversion of Debenture	18,939	19	64,981	—	—	—	—	65,000
Beneficial conversion feature expense	—	—	617,000	—	—	—	—	617,000
Rescinding of Stock, CEO	(7,887,482)	(7,887)	7,887	—	—	—	—	—
Rescinding of Stock, Majority Investor	(685,517)	(686)	(529,904)	—	—	—	—	(530,590)
Net Loss	—	—	—	—	—	—	(15,534,423)	(15,534,423)

Balance — December 31, 2005	49,534,721	49,535	26,586,266	116,358	—	(18,568)	(25,168,968)	1,564,623

Warrant Issuance, Finance Inducement	—	—	302,493	—	—	—	—	302,493
Issuance of Stock, Del Mar Acquisition	300,000	300	139,500	—	—	—	—	139,800
Issuance of Stock, COM Acquisition	108,993	109	—	(109)	—	—	—	—
Stock exchanged for warrants	(2,879,645)	(2,880)	(25,916)	—	28,796	—	—	—
Stock issued for services	250,000	250	99,875	—	—	—	—	100,125
Conversion of debentures	434,484	435	153,348	—	—	—	—	153,783
Beneficial conversion feature expense	—	—	777,090	—	—	—	—	777,090
Rescinding of Stock, Spectrum Acquisition	(18,567,639)	(18,568)	—	—	—	18,568	—	—
Debt restructuring	—	—	(1,149,412)	—	—	—	—	(1,149,412)
Net Loss	—	—	—	—	—	—	(1,936,341)	(1,936,341)

Balance – June 30, 2006	29,180,914	$29,181	$26,883,244	$116,249	$28,796	$—	$(27,105,309)	$(47,839)

See Accountants Review Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Network Installation Corporation and Subsidiaries
Las Vegas, Nevada
We have reviewed the accompanying consolidated balance sheet of Network Installation Corporation and Subsidiaries as of June 30, 2006, and the related consolidated statements of income and stockholders’ equity, for the three and six month periods ended June 30, 2006 and cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations, stockholders deficit, and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Jaspers + Hall, PC
August 14, 2006
Denver, Colorado

NETWORK INSTALLATION CORP.
Notes to Consolidated Financial Statements June 30, 2006
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
OVERVIEW
Network Installation Corp. (the “Company”) was incorporated on July 18, 1997 under the laws of the state of California.
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
The Company is a holding company that currently does business through its wholly owned subsidiaries. The Company’s only subsidiary that is currently operating is Kelley Communication Company, Inc. (“Kelley”). Kelley specializes in the design, development and integration of communication technology and system networks for the gaming, resort and hospitality markets and has developed a patent-pending, proprietary, next-generation race & sports book platform designed for the gaming industry.
Kelley designs and manages projects, and builds and deploys communication technology for large entertainment technology and systems networks. Kelley’s systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, and the Caribbean. Kelley has distinguished itself from its peers by employing experienced and educated design personnel and by providing high quality products and service to the gaming industry.
ACQUISITION OF KELLEY COMMUNICATION COMPANY, INC. (d/b/a Kelley Technologies)
Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Goodwill of $11,144,216 was recorded upon the acquisition and was valued based on Kelley’s customer pipeline and customer backlog at the time of acquisition. Kelley is a Las Vegas, Nevada-based business focusing on the design, project management, installation, and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company’s common stock.

The audit of Kelley as of September 22, 2005 has not yet been completed. However, the Company’s preliminary financial analysis and due diligence related to the acquisition is complete. Kelley’s unaudited balance sheet as of the date of acquisition is as follows.

Cash	$177,495
Accounts receivable	1,234,668
Inventory	965,927
Costs in excess of billings	488,370
Other assets	5,599
Fixed assets	713,220
Accumulated depreciation	(407,534)
Goodwill	11,144,216
Accounts payable	(879,995)
Notes payable	(2,297,227)
Billings in excess of earnings	(912,638)

Total	$10,232,101

The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005 and to account for the restatement of the Company’s Net Revenues and Net Loss as a result of the Company’s decision to discontinue the operations of NIC and COM. Revenues represent total revenues and net loss represents total net loss of the Company for the three and six months ended June 30, 2005 if Kelley had been acquired as of January 1, 2005.

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
Net Revenues	$3,035,615	$1,223,930
Net loss	$(7,806,671)	$(881,397)
ACQUISITION OF COM SERVICES, INC. (“COM”)
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

Accounts receivable	$142,073
Fixed Assets	56,032
Goodwill	331,895
Bank Line of Credit	(100,000)

Total assets and liabilities	$430,000

The net revenues and net loss on a pro forma basis, as though the Company had completed the acquisition of Com as of the beginning of the year, on January 1, 2005 would not be materially different than the net revenues and net loss reported for the six months ended June 30, 2005 due to the lack of net revenues and expenses of Com from January 1, 2005 through January 16, 2005.
ACQUISITION OF DEL MAR SYSTEMS INTERNATIONAL, INC. (“DMSI”)
On March 1, 2004, NIC acquired 100% of the outstanding shares of common stock of DMSI, a telecommunication solutions provider. The operations of DMSI have been consolidated with the operations of the Company, since March 1, 2004 and the operations of DMSI have since been phased out.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Network Installation Corp. (“NIC”), Kelley, COM, and DMSI. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of NIC and Kelley for the three and six months ended June 30, 2006, and 2005, respectively. The results of NIC and COM have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements for all periods presented.
CASH & CASH EQUIVALENTS
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
ACCOUNTS RECEIVABLE
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its consumers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectibility of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.
INVENTORY
Inventory consists of networking materials and equipment in the process of being installed at the balance sheet date. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of June 30, 2006 and December 31, 2005, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
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
ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company’s operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable.
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
REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, installations, and networking contracts are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
The Company’s revenue recognition policy for the sale of its products is in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations.
STOCK-BASED COMPENSATION
In October 1995, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” amended by SFAS No 148, “Accounting for Stock Based Compensation Transition and Disclosure”. SFAS No. 123R prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.
On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.79 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 382,500 of such options were retired resulting from employees who left the Company prior to vesting.
On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.42 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 62,500 of such options were retired resulting from employees who left the Company prior to vesting.
On June 2, 2006, the Company issued 600,000 stock options to two Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.41 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period.
On August 8, 2006, the Company issued 192,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.21 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period.
BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.

Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,667,500 shares of common stock remained outstanding as of June 30, 2006. There were 972,500 stock options outstanding at December 31, 2005, 1,347,500 stock options were granted on March 30, 2006 and 600,000 stock options were granted on June 2, 2006. These stock options have a vesting period of three years from the date of grant.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005. There were no convertible debentures outstanding as of June 30, 2006.
3. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $27,105,309, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term. Management has restructured all of its convertible debt in exchange for promissory notes with payment terms ranging from two to five years, retiring the rights for the holders to convert the outstanding debt into common stock of the company and also retired all related warrants to purchase common stock of the company. In addition, management has devoted considerable effort toward obtaining additional equity financing and is endeavoring to improve operational performance using marketing methods, cost cutting and the like.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of

	June 30, 2006	December 31, 2005
Consulting services	$47,250	$124,360
Investor relations services	84,556	9,450
Deferred financing fees	142,088	—

	$273,894	$133,810

During the three months ended June 30, 2006, the Company entered into an agreement with a third party to provide financial advisory services. The agreement and subsequent amendments require the Company to pay a monthly retainer that amounted to $110,000 at June 30, 2006. In addition, the Company is required to pay certain bonus amounts based on performance and consummation of successful fund raising efforts ranging from 3.5% to 5.5% of funds raised, depending on the nature of the funds raised. The agreement was extended on August 8, 2006 and the Company, at its discretion, may pay the monthly retainer going forward in either cash or in shares of the Company’s stock equal to $50,000 divided by the closing price of the stock on the first day of each thirty day period in which services shall be provided.

5. ASSETS HELD FOR SALE
The Company is currently in the process of designing and building cable television and internet systems in order to provide such services to up to approximately 2,000 residential homeowners in a development in Henderson, Nevada. The Company and its Board of Directors have determined that providing cable television and internet service is not part of the Company’s core business or business plan and, as a result, have approved a plan to sell the asset either during construction or shortly thereafter. The Company is in the process of meeting with potential buyers and/or joint venture partners, however, no transaction has been consummated to date. At June 30, 2006, the Asset Held for Sale was comprised primarily of materials and labor incurred on the job site, net of the results of the operations to date. The operations to date consist of minimal billings to approximately 100 customers for cable television and internet services, less the costs to provide such services and maintain the equipment. The Company anticipates that it will cost approximately $500,000, in addition to the $519,249 already incurred, to complete the design and build of the systems and that the systems will be complete on or near September 1, 2006. This does not include the costs to then install the systems into each home of the potential customers.
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are comprised of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$2,346,866	$2,062,295
Litigation accrual	30,200	170,000

	$2,377,066	$2,232,295

7. GOODWILL IMPAIRMENT
Throughout 2005, the Company had witnessed declining profits within its Com Services division. Upon the completion of an impairment review of the division’s assets, the Company decided to write down goodwill by $628,614, which had been generated from the acquisition of Com Services, Inc., on January 17, 2005.
At December 31, 2005, upon the completion of an impairment review of the Goodwill related to the acquisition of Kelley, the Company decided to write down Goodwill by $3,800,000 resulting primarily from lower than expected gross margins and the continued cash flow challenges faced by Kelley.
8. PAYROLL TAX LIABILITY
Payroll tax liabilities of $318,281 and $371,213 were payable at June 30, 2006 and December 31, 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At June 30, 2006, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.
9. NOTES PAYABLE
Notes Payable – Related to the Acquisition of Kelley
Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate, 2% over the Prime Rate, or 10.25% as of June 30, 2006. Principal payments of $20,834 are due on this note through September 15, 2008. The balance of $561,547 remained outstanding as of June 30, 2006, and included a current portion of $250,008 as of June 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
Upon the acquisition of Kelley, the Company contracted a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $808,259 remained outstanding as of June 30, 2006, and included a current portion of $343,076 as of June 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
Upon the acquisition of Kelley, the Company issued $360,000 in convertible debentures to an unaffiliated individual and $540,000 in convertible debentures due to a member of the Company’s Board of Directors. The convertible debentures carried an interest rate of 0.00% and were due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000 and $90,000 respectively. The Holders were entitled to convert the face amount of the Debentures, plus accrued interest, anytime following the Closing Date, into Common Stock of the Company at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000 and $135,000 respectfully. Additionally, the Company issued warrants to purchase 90,000 and 135,000 shares of the Company’s common stock, respectively, at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and $21,239, respectively and were being amortized as interest expense through the maturity date of the convertible debentures.
Effective June 30, 2006, the Company entered into Amended and Restated Promissory Notes with both the unaffiliated individual and the member of the Company’s Board of Directors, which restated and replaced in their entireties, the aforementioned $360,000 and the $540,000 convertible debentures, including retiring the rights of the holders to convert the face amount of the Debentures, plus accrued interest, into Common Stock of the Company and retiring all related warrants to purchase shares of the Company’s common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. The Company is obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. The Company is obligated make principal and interest payments in the aggregate amount of $150,000 for the 12 months ended June 30, 2007, $390,000 for the 12 months ended June 30, 2008 and the remaining $348,357 for the 12 months ended June 30, 2009. For the six months ended June 30, 2006, the Company recognized a gain on debt restructuring in the amount of $72,083 related to this transaction.
The Amended and Restated Promissory Notes also provide:
•	if prior to the Company’s full payment and satisfaction of the Amended and Restated Promissory Notes, the Company borrows money or raises capital from the sale of the Company’s common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to both holders 20% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing; and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, the Company’s earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay to both holders 13% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of the Company’s Annual Report on Form 10-KSB.
Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $251,017, including a current portion of $199,300, remained outstanding as of June 30, 2006.
Upon the acquisition of Kelley, the Company assumed three notes payable to Banks, secured by five automobiles, carrying interest at fixed rates of 6.25% on one note and 5.75% on the other two notes. Principal and interest payments of $2,276 are payable through March 7, 2008 and $740 through May 2009. The balance of $43,261 remained outstanding as of June 30, 2006.
Notes Payable Related to the Acquisition of COM
The Company assumed a $100,000 revolving line of credit with a Bank with a balance of $100,538 in connection with the COM acquisition. This note bears interest at a variable rate, 9.75% as of September 22, 2005, and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. At June 30, 2006 this line of credit has been paid in full.
The Company assumed credit card liabilities in connection with the COM acquisition. These credit card balances were paid in full in 2005.
The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450 in connection with the COM acquisition. The loan bore interest of 7.99%. This note payable was paid in full in 2005, subsequent to the COM acquisition.

The Company entered into a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of June 30, 2006 was $33,250.
The Company entered into a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of June 30, 2006 was $15,712.
Notes Payable Related to the Acquisition of DMSI
The Company contracted a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bore interest at 5% and was payable in monthly installments of $42,804, maturing in April 2005. The balance of this note payable was paid in full during 2005.
Other Notes Payable and Convertible Debentures
During the years ended December 31, 2005 and 2003, the Company issued $350,000 and $25,000 in convertible debentures to a shareholder of the Company. The convertible debentures carried interest rates of 6% and 8% per annum, and were due in February and December of 2009, and in April 2008. Payments were not mandatory during the term of the convertible debentures, however, the Company maintained the right to pay the balances in full without penalty at any time. The Holders were entitled to convert the face amounts of the Debentures, plus accrued interest, into Common Stock of the Company anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement and Promissory Note with the Holder of these convertible debentures in the amount of $375,000 with an interest rate at 7% per annum, in which all convertible debentures were cancelled. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008. Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805.
In the event of a default on the new promissory note by the Company, the shareholder has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of the Company’s common stock.
10. RELATED PARTY TRANSACTIONS
RELATED PARTY NOTES PAYABLE and DEBT RESTRUCTURING
During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company issued $3,132,600 and $2,136,360, respectively, in convertible debentures to Dutchess Private Equities II, LP. The Company paid $100,000 to Dutchess in financing fees during the six months ended June 30, 2006. During the years ended December 31, 2004 and 2003, the Company issued $1,867,718 and $338,000 in convertible debentures to Dutchess Private Equities, LP respectively. The convertible debentures carried interest rates of 8% and 6% per annum, and were due at various dates between April 2008 and June 2011. Payments were not mandatory during the term of the convertible debentures. However, the Company maintained the right to pay the balances in full without penalty at any time. The Holder was entitled to convert the face amount of the Debentures, plus accrued interest, into Common Stock of the Company anytime following the Closing Date, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the Closing Date (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable was to be rounded up or down, as the case may be, to the nearest whole share.
The $3,132,600, $2,136,360 and $1,867,718 of convertible debentures that were issued in 2006, 2005 and 2004, respectively were issued with a discounted price from the face value of $512,000, $340,000 and $248,600, respectively. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 was recorded in the amounts of $777,090, $529,500 and $511,275, respectively. Additionally, the Company issued warrants to purchase 2,349,000, 1,020,000 and 1,286,000 shares of the Company’s common stock at varying exercise prices between $.41 and $.60 per share during 2006, $1.03 and $1.83 per share during 2005 and between $1.73 and

$1.90 per share during 2004. These warrants were valued at $302,493, $387,184 and $466,790 during 2006, 2005 and 2004, respectively and were amortized as interest expense through the maturity date of the convertible debentures.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors LP, whereby all of the aforementioned warrants and convertible debentures were cancelled and approximately $500,000 of accrued interest was forgiven. For the six months ended June 30, 2006, the Company recognized a gain on debt restructuring in the amount of $831,688 related to this transaction. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642. The company is obligated to make the following monthly principal and interest payments for the 12 months ended June 30;

2007	$375,000

2008	825,000

2009	1,275,000

2010	1,650,000

2011	2,025,000

2012 (due July 1, 2011)	1,460,642

Total	$7,610,642

The Loan Restructure Agreement also provides for:
•	the Company to obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of the assets of the Company and to borrow money or sell common stock of the Company, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000;

•	if prior to the Company’s full payment and satisfaction of the new promissory note, the Company borrows money or raises capital from the sale of the Company’s common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds;

•	if at any time during which the new promissory note remains unpaid, the Company’s earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of the Company’s Annual Report on Form 10-KSB; and

•	the Company to obtain written consent of Dutchess, not to be unreasonably withheld, to sell any assets of the Company (other than sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, the Company shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after receipt of funds by the Company.
In the event of a default on the new promissory note by the Company, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures and warrants that have been retired, including conversion into and/or purchase of shares of the Company’s common stock.
During December 2004, the Company entered into a $84,956 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005.

On January 19, 2005, the Company entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund II, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s property of NIC including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. The difference between the face amount of each purchased account and advance on the purchased account shall be reserve and will be released after deductions of discount and charge backs on the 15th and the last day of each month. Dutchess charged $5,205 for finance charges in connection with this agreement. During 2005, the Company collected and made payment to Dutchess on all amounts owed in connection with this agreement.
During the six months ended June 30, 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At June 30, 2006, all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	$500,000	$5,000
4/12/2006	$200,000	$5,000
3/27/2006	$450,000	$5,000
3/20/2006	$650,000	$5,000
3/9/2006	$360,000	$5,000
2/21/2006	$100,000	$5,000
2/16/2006	$850,000	$5,000
1/30/2006	$150,000	$5,000
1/27/2006	$650,000	$5,000

Totals	$4,560,000	$50,000
Repayments	$4,560,000

Balance at June 30, 2006	$0

11. DISCONTINUED OPERATIONS
In the second quarter of 2006, the Company finalized its plans to shut down its operations at its NIC and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, low gross margins and cash flow shortages, in addition to the fact that these business were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations are presented separately under the caption “Net Liabilities from Discontinued Operations” in the Company’s balance sheet at June 30, 2006 and December 31, 2005 and consists of the following;

	June 30,	December 31,
	2006	2005
Assets of discontinued operations

Cash	$23,420	$22,530

Accounts receivable, net	64,316	588,567

Inventory	6,500	91,747

Fixed assets, net	—	55,129

Security deposit	—	20,690

Total assets	$94,236	$778,663

Liabilities of discontinued operations

Accounts payable and accrued expenses	$666,623	$1,188,628

Payroll taxes payable	318,281	371,213

Loans payable	75,772	308,671

Total liabilities	$1,060,676	$1,868,512

Net liabilities of discontinued operations	$966,440	$1,089,848

Loss from discontinued operations in the Company’s Statement of Operations consists of;

	Six Months ended		Three Months ended
	June 30		June 30
	2006	2006	2005	2005
Sales	$101,913	$1,889,099	$—	$1,138,383
Cost of Goods sold	175,626	1,326,698	55,177	902,620

Gross Profit	(73,713)	562,401	(55,177)	235,763
Salaries	97,413	475,259	14,939	265,004
Insurance	24,931	71,244	18,000	58,266
Travel	22,206	14,418	8,413	—
Contingency accrual	150,000	—	150,000	—
Interest expense	39,009	3,073	16,678	2,468
Other	—	748,869	145,056	334,591

Loss from Discontinued Operations	$(1,170,241)	$(750,462)	$(408,263)	$(424,566)

12. INCOME TAXES
No provision was made for Federal income tax since the Company has significant net operating losses. Through June 30, 2006, and December 31, 2005, the Company incurred net operating losses for tax purposes of approximately $27,105,000 and $25,170,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.
Since the Company has not generated taxable income, no provision for income taxes has been provided.
The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The Company’s total deferred tax asset is as follows:

	June 30, 2006	December 31, 2005
Tax benefit of net operating loss carry-forward	$8,400,000	$7,800,000
Valuation allowance	(8,400,000)	(7,800,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2006 and December 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40

Tax expense at actual rate	—	—

The valuation allowance increased by approximately $148,000 and $452,000 in the three and six months ended June 30, 2006 and $5,282,000 in the year ended December 31, 2005. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company’s estimate of the valuation allowance will change.

13. COMMITMENTS & CONTINGENCIES
LITIGATION
On April 25, 2003 the Superior Court of the State of California, County of Orange, entered a judgment in the amount of $46,120 against the Company and its former management in favor of a vendor of the Company’s former subsidiary, North Texas Circuit Board, or NTCB. On August 20, 2002 the Company sold NTCB to BC Electronics, Inc. Pursuant to terms of the share purchase agreement, BC Electronics assumed all liabilities of NTCB. In December 2003 the Company filed a motion to vacate the judgment for lack of personal service. In February 2004, the Court ruled in favor of the Company and the judgment was vacated. Although the Company was the guarantor on the loan, NTCB is the principal debtor (i) the Company will bring action against NTCB to seek relief or (ii) because partial payment was made by NTCB, it could affect the legal status of the guarantee, which the Company believes may absolve it of liability. In February 2004, the plaintiff re-filed the complaint. In March 2005, the complaint was settled for the sum of $25,000. Commencing in March 2005, the Company agreed to make five equal monthly installments of $5,000 to the vendor. As of December 31, 2005, the Company has paid this obligation in full.
On January 24, 2005, the Company filed an action in the Superior Court of California, County of Orange against the former principals of DMSI for damages and injunctive relief based on alleged fraud and breach of contract relating to the Company’s purchase of Del Mar Systems International, Inc. The complaint was amended on March 14, 2005 to seek rescission of the Company’s purchase of Del Mar Systems from its former owners. The Defendant also filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by the Company of DMSI totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of DMSI. This case was settled and the Company agreed to pay $84,000 over a 12 month period and also agreed to issue 300,000 shares of our common stock. During 2006, the Company paid seven of the required monthly installments and has issued 300,000 shares of common stock valued at $139,800 during the six months ended June 30, 2006.
In March 2006, Lisa Cox sued Kelley, NIC, and Kelley’s CEO personally, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions between her husband and Kelley, prior to the Company’s acquisition of Kelley. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the Company. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on the Company will not be material.
The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company’s financial statements.
OTHER COMMITMENTS
The Company is obligated to pay rent amounts as follows:
For the twelve months ended:

June 30, 2007	$157,000
June 30, 2008	$70,000
The Company is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.
During the three months ended June 30, 2006, the Company entered into an agreement with a third party to provide financial advisory services. The agreement and subsequent amendments require the Company to pay a monthly retainer that amounted to $110,000 at June 30, 2006. In addition, the Company is required to pay certain bonus amounts based on performance and consummation of successful fund raising efforts ranging from 3.5% to 5.5% of funds raised, depending on the nature of the funds raised. The agreement was extended on August 8, 2006 and the Company, at its discretion, may pay the monthly retainer going forward in either cash or in shares of the Company’s stock equal to $50,000 divided by the closing price of the stock on the first day of each thirty day period in which services shall be provided.
The Company is obligated to complete the design and build of a cable television and internet system to approximately 2,000 homeowners located in Henderson, Nevada. The Company anticipates that it will cost an additional $500,000 approximately, to complete the design and build of these systems. In addition, the Company anticipates additional costs once the systems are designed and built, in order to install the systems into the residential homes.
14. STOCKHOLDERS’ EQUITY
EQUITY
During the six months ended June 30, 2006, the Company:
•	Issued 2,349,000 warrants to purchase common stock, valued at $302,493 as an inducement to certain shareholders to invest in the Company;

•	Issued 300,000 shares of Common Stock related to the acquisition of DMSI;

•	Recorded beneficial conversion feature expense of $777,090 in conjunction with the debt financing consummated during this period;

•	Issued warrants to purchase approximately 2,887,600 shares of common stock in exchange for 2,880,000 shares of common stock to be returned to the Company;

•	Issued 250,000 shares of common stock valued at $100,125 for services rendered on behalf of the Company;

•	Retired approximately 5,954,000 million warrants to purchase common stock of the Company related to the aforementioned debt restructurings. As a result, the Company wrote off $1,149,412 in unamortized discounts against Additional Paid in Capital;

•	Issued 434,484 shares of common stock upon notification of an investor’s intent to exchange a convertible debenture for common stock, valued at $153,783.
During the year ended December 31, 2005, the Company:
•	Acquired 100% of the outstanding shares of common stock of Spectrum Cabling Company, Inc., a California corporation for $14,000,000 in common stock, pursuant to an acquisition agreement dated November 1, 2005. Robert Rivera, the 100% owner of Spectrum prior to the acquisition, received 18,567,639 shares of the Company’s common stock. On January 6, 2006, the Company rescinded the purchase. Pursuant to the Rescission Agreement, Spectrum returned 18,567,639 shares of the Company’s common stock and a promissory note for $1.5 million in exchange for 100% of the outstanding shares of Spectrum. Additionally, Spectrum’s two appointed directors to the Company’s board resigned. The purchase and subsequent rescission of Spectrum had no financial impact on the Company’s operations or financial statements;

•	Acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation for $10,232,101 in common stock, pursuant to an acquisition agreement dated September 22, 2005. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,061,577 shares of the Company’s common stock;

•	Issued 1,460,692 shares of common stock to accredited investors for a total of $943,451;

•	Issued 18,939 shares of common stock upon notification of an investor’s intent to exchange a convertible debenture for common stock, valued at $65,000;

•	Issued 560,000 shares of common stock valued at $373,088 for services rendered on behalf of the Company;

•	Issued 2,094,000 warrants to purchase common stock, valued at $387,184 as an inducement to certain shareholders to invest in the Company;

•	Issued 3,000,000 warrants to Officers of the Company valued at 6,476,085;

•	Recorded beneficial conversion feature of $617,000 in conjunction with the debt financing consummated during this time period; and

•	Agreed to issue 108,696 shares of common stock in connection with the acquisition of COM. These shares were valued at $200,000 on the date of the acquisition. These shares were issued during the six months ended June 30, 2006.

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
15. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share for the three and six months ended June 30, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The Company’s significant components of common stock equivalents are its convertible debentures, warrants and stock options.
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,475,000 and 973,500 shares of common stock remained outstanding as of June 30, 2006 and December 31, 2005, respectively. These stock options have a vesting period of three years from the date of grant, October 20, 2005, March 30, 2006 and June 2, 2006, respectively.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The discussion and financial statements contained herein are for the three and six months ended June 30, 2006 and June 30, 2005. The following discussion should be read in conjunction with our financial statements and notes included herewith.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section in our annual report on Form 10-KSB. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-QSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to, and undertake no duty to, update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations.
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
Revenue Recognition
Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, installations, and networking contracts are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
Our revenue recognition policy for sale of our products is in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management’s expectations.
We estimate the likelihood of customer payment based principally on a customer’s credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.
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
Stock-Based Compensation
In October 1995, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” amended by SFAS No 148, “Accounting for Stock Based Compensation Transition and Disclosure”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $0.79 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 132,500 of such options were retired resulting from employees who left the Company prior to vesting.
On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $0.42 per share, which was equal to the fair market value of the common stock at the time of grant, and the right to exercise the options were subject to vesting provisions over a three year period.

On June 2, 2006, the Company issued 600,000 stock options to two Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.41 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period.
On August 8, 2006, the Company issued 192,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.21 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period.
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
Inventory
Inventory consists of networking materials and equipment in the process of being installed at years end. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence.
Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of June 30, 2006 and December 31, 2005, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
Accounting for Impairments in Long-Lived Assets
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company’s operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable.
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
Basic and Diluted Net Loss Per Share
Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.
The Company’s significant components of common stock equivalents are its convertible debentures (all of which have been retired effective June 30, 2006), warrants and stock options.
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 2,320,000 and 972,500 shares of common stock remained outstanding as of June 30, 2006 and December 31, 2005, respectively. These stock options have a vesting period of three years from the date of grant, October 20, 2005, May 30, 2006 and June 2, 2006, respectively.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005.
SIX MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2005
RESULTS OF OPERATIONS
NET REVENUE
We generated consolidated net revenues of $11,643,300 for the six months ended June 30, 2006, as compared to $0 for the six month period ended June 30, 2005. The increase in revenues for this six month period when compared to the same six month period last year is due to the acquisition of Kelley during 2005, which accounted for all of our net revenues for the six months ended June 30, 2006. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. All of our net revenues for the six months ended June 30, 2005 were generated by NIC and COM, which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and to focus on Kelley’s operations and reclassified into Loss from Discontinued Operations in the accompanying financial statements.
COST OF REVENUES
Cost of revenues for the six months ended June 30, 2006 were $9,518,873 compared to $0 for the six months ended June 30, 2005. Our cost of revenues increased for the six months ended June 30, 2006 when compared to the same period in 2005 due to the acquisition of Kelley during 2005 which accounted for all of our cost of revenues for the six months ended June 30, 2006. All of our cost of revenues for the six months ended June 30, 2005 were generated by NIC and COM, which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and to focus on the Kelley’s operations and reclassified into Loss from Discontinued Operations in the accompanying financial statements.
GROSS MARGINS
Gross margins for the six months ended June 30, 2006 were $2,124,427 or 18.2% compared to $0 for the six months ended June 30, 2005. Gross margins for the six months ended June 30, 2006 were all generated by Kelley. The gross margins for the six months ended June 30, 2005,were all generated by NIC and COM which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and focus on Kelley’s operations, and as a result, have been reclassified into Loss from Discontinued Operations.

OPERATING EXPENSES
Operating expenses for the six months ended June 30, 2006 amounted to $2,261,718 compared to $6,953,289 for the six months ended June 30, 2005. The decrease was due to issuance of warrants to Company executives that resulted in an non-cash officer compensation charge of $6,575,426 during the six months ended June 30, 2005. Additionally, investor relations costs decreased from $241,685 for the six months ended June 30, 2005 to $65,783 for the six months ended June 30, 2006. Such decreases were offset by an increase in salaries from $0 for the six months ended June 30, 2005 to $1,002,763 for the six months ended June 30, 2006, as a result of our acquisition of Kelley in 2005, which employed approximately 60 employees. Salaries for the six months ended June 30, 2005 were all generated by NIC and COM and have been reclassified into Net Loss from Discontinued Operations in the accompanying financial statements. Other significant components of operating expenses for the six months ended June 30, 2006 included consulting fees of $156,239, insurance expense of $174,925, and rent of $163,178, substantially all of which were incurred by Kelley.
OTHER INCOME (EXPENSE)
Other Income (Expense) for the six months ended June 30, 2006 was ($628,809) compared to ($499,451) for the six months ended June 30, 2005. The increase in Other Expense is primarily due to an increase in interest expense from $499,451 for the six months ended June 30, 2005 to $1,539,535 due to increased borrowings and a gain on the disposition of assets of $ 6,955 for the six months ended June 30, 2006, compared to $0 for the six months ended June 30, 2005. The increase is partially offset by a gain on debt restructuring in the amount of $903,771 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005.
NET LOSS
Net Loss for the six months ended June 30, 2006 was ($1,936,341) compared to ($8,203,202) for the six months ended June 30, 2005 primarily due to the increase in revenues from $0 for the six months ended June 30, 2005, to $11,643,300 for the six months ended June 30, 2006 due to the acquisition of Kelley during 2005, which accounted for all of our net revenues for the six months ended June 30, 2006. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. Management decided to wind down the operations of NIC and COM and focus on the business of Kelley and as a result, the results of operations for NIC and COM have been reclassified into Loss from Discontinued Operations in the accompanying financial statements. Operating expenses include the issuance of warrants to Company executives that resulted in an non-cash officer compensation charge of $6,575,426 during the six months ended June 30, 2005. Additionally investor relations costs decreased from $241,685 for the six months ended June 30, 2005 to $65,783 for the six months ended June 30, 2006. Such decreases were offset by an increase in salaries from $0 for the six months ended June 30, 2005 to $1,002,763 for the six months ended June 30, 2006, as a result of our acquisition of Kelley in 2005 who employeed approximately 60 employees, Salaries for the six months ended June 30, 2005 were all generated by NIC and COM and have been reclassified into Net Loss from Discontinued Operations in the accompanying financial statements. The increase in revenues was offset by increased borrowings and ensuing increase in interest expense from ($499,451) for the six months ended June 30, 2005 to ($1,539,535) for the six months ended June 30, 2006. Additionally, the Company experienced a gain on the restructuring of debt in the amount of $903,771 for the six months ended June 30, 2006 which partially offset the impact of the aforementioned increase in interest expense.
BASIC AND DILUTED LOSS PER SHARE
Our basic and diluted loss for the six months ended June 30, 2006 was ($0.05) compared to ($0.38) for the six months ended June 30, 2005 due to a decrease in our net loss, as described above, in addition to an increase in our weighted average number of shares outstanding from 21,586,663 for the six months ended June 30, 2005 to 39,221,488 for the six months ended June 30, 2006.
THREE MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2005
RESULTS OF OPERATIONS
NET REVENUE
We generated consolidated net revenues of $4,939,067 for the three months ended June 30, 2006, as compared to $0 for the three month period ended June 30, 2005. The increase in revenues for this quarter when compared to the same quarter last year is due to the acquisition of Kelley during 2005, which accounted for all of our net revenues for the three months ended June 30, 2006. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. All of our net revenues for the three months ended June 30, 2005 were generated by NIC and COM, which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and to focus on Kelley’s operations and reclassified into Loss from Discontinued Operations in the accompanying financial statements.
COST OF REVENUES
Cost of revenues for the three months ended June 30, 2006 were $3,840,020 compared to $0 for the three months ended June 30, 2005. Our cost of revenues increased for the three months ended June 30, 2006 when compared to the same period in 2005 due to the acquisition of Kelley during 2005 which accounted for all of our cost of revenues in 2006. All of our cost of revenues for the three months ended June 30, 2005 were generated by NIC and COM, which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and to focus on the Kelley’s operations and reclassified into Loss from Discontinued Operations in the accompanying financial statements.
GROSS MARGINS
Gross margins for the three months ended June 30, 2006 were $1,099,047 or 22.2% compared to $0 for the three months ended June 30, 2005. Gross margins for the three months ended June 30, 2006 were all generated by Kelley. The gross margins for the three months ended June 30, 2005,were all generated by NIC and COM which have subsequently been wound down due to management’s decision to relocate the business from California to Nevada and focus on Kelley’s operations, and as a result, have been reclassified into Loss from Discontinued Operations.
OPERATING EXPENSES
Operating expenses for the three months ended June 30, 2006 amounted to $1,204,541 compared to $223,014 for the three months ended June 30, 2005. The increase was due to the increase in salaries from $0 for the three months ended June 30, 2005, all of which were incurred by NIC and COM and have been reclassified into Loss from Discontinued Operations in the accompanying financial statements, to $535,186 for the three months ended June 30, 2006, all of which were incurred by Kelley. The increase was partially offset by a decrease in investor relations expenses from $104,025 for the three months ended June 30, 2005 to $56,333 for the three months ended June 30, 2006. Other significant components of operating expenses for the three months ended June 30, 2006 included consulting fees of $87,646, insurance expense of $71,455, and rent of $45,640, all of which were incurred by Kelley.
OTHER INCOME (EXPENSE)
Other Income (Expense) for the three months ended June 30, 2006 was ($93,354) compared to ($327,879) for the three months ended June 30, 2005. The decrease in Other Expense is primarily due to a gain on debt restructuring in the amount of $903,771 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005, offset by an increase in interest expense from ($327,879) for the three months ended June 30, 2005 to ($1,004,080) for the three months ended June 30, 2006, due to increased borrowings. In addition, we experienced a gain on the disposition of an asset of $6,995 for the three months ended June 30, 2006.
NET LOSS
Net Loss for the three months ended June 30, 2006 was ($607,711) compared to ($975,459) for the three months ended June 30, 2005 primarily due to the increase in revenues from $0 for the three months ended June 30, 2005, to $4,939,067 for the three months ended June 30, 2006 due to the acquisition of Kelley during 2005. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. Management decided to wind down the operations of NIC and COM and focus on the business of Kelley and as a result, the results of operations for NIC and COM have been reclassified into Loss from Discontinued Operations in the accompanying financial statements. The increase in revenues was offset by increased borrowings and ensuing increase in interest expense from ($327,879) for the three months ended June 30, 2005 to ($1,004,080) for the three months ended June 30, 2006. Additionally, the Company experienced a gain on the restructuring of debt in the amount of $903,771 for the three months ended June 30, 2006 which partially offset the impact of the aforementioned increase in interest expense.
BASIC AND DILUTED LOSS PER SHARE
Our basic and diluted loss for the three months ended June 30, 2006 was ($0.02) compared to ($0.05) for the three months ended June 30, 2005 due to a decrease in our net loss, as described above, in addition to an increase in our weighted average number of shares outstanding from 19,509,180 for the three months ended June 30, 2005 to 29,243,319 for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, our current assets were $4,552,022 and current liabilities were $3,821,423. Cash and cash equivalents were $973,105. Our stockholders’ deficit at June 30, 2006 was ($47,839). We had a net usage of cash from operating activities for the six months ended June 30, 2006 and 2005 of $(1,652,552) and ($748,547), respectively. We had a net usage of cash from investing activities for the six months ended June 30, 2006 and 2005 of $(368,783) and $0, respectively. We had net cash provided by financing activities of $2,555,977 and $1,155,715 for six months ended June 30, 2006 and 2005, respectively. We had $3,364,195 from borrowings in the six months ended June 30, 2006 as compared to $0 in the corresponding period last year.
Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Private Equities, L.P., Dutchess Private Equities Fund II, L.P. and Preston Capital Partners, LLC. Without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.
FINANCING ACTIVITIES
During the six months ended June 30, 2006, we entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess was able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse on seller. All of NIC’s assets including accounts receivable, inventories, equipment and promissory notes were collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account would be reserved and would be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At June 30, 2006, all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	$500,000	$5,000
4/12/2006	$200,000	$5,000
3/27/2006	$450,000	$5,000
3/20/2006	$650,000	$5,000
3/9/2006	$360,000	$5,000
2/21/2006	$100,000	$5,000
2/16/2006	$850,000	$5,000
1/30/2006	$150,000	$5,000
1/27/2006	$650,000	$5,000

Totals	$4,560,000	$50,000
Repayments	$4,560,000

Balance at June 30, 2006	$0

Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and Mike Kelley, a member of our Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring their rights to convert the face amount of the debentures, plus accrued interest, into our common stock and retiring all related warrants to purchase shares of our common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. We are obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. We are obligated to make principal and interest payments in the aggregate amount of $150,000 for the 12 months ended June 30, 2007, $390,000 for the 12 months ended June 30, 2008 and the remaining $348,357 for the 12 months ended June 30, 2009.
The Amended and Restated Promissory Notes also provide:
•	if prior to the our full payment and satisfaction of the Amended and Restated Promissory Notes, we borrow monies or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to both holders 20% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when we are obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing; and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, our earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay to both holders 13% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.

Effective June 30, 2006, we entered into a Loan Restructure Agreement and Promissory Note with Preston Capital Partners, LLC, the holder of convertible debentures in the amount of $375,000 with an interest rate at 7% per annum, in which all convertible debentures were cancelled. We are obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008. Beginning in February 2008, we are obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805.
In the event of a default on the new promissory note, Preston has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of our common stock.
Effective June 30, 2006, we entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors LP, whereby 5,729,000 warrants and convertible debentures with a face amount of $7,300,000 were cancelled and approximately $500,000 of accrued interest was forgiven. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642. We are obligated to make the following monthly principal and interest payments for the 12 months ended June 30;

2007	$375,000

2008	825,000

2009	1,275,000

2010	1,650,000

2011	2,025,000

2012 (due July 1, 2011)	1,460,642

Total	$7,610,642

The Loan Restructure Agreement also provides:
•	that we must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of our assets and to borrow money or sell our common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000;

•	if prior to our full payment and satisfaction of the new promissory note, we borrow money or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds;

•	if at any time during which the new promissory note remains unpaid, our earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB; and

•	that we must obtain written consent of Dutchess, not to be unreasonably withheld, to sell any of our assets (other than the sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, we shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after we receive the funds.
In the event of a default on the new promissory note, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures and warrants that have been retired, including conversion into and/or purchase of shares of our common stock.
COMMITMENTS
During the three months ended June 30, 2006, we entered into an agreement with a third party to provide financial advisory services. The agreement and subsequent amendments required us to pay a retainer that amounted to $110,000, in aggregate, at June 30, 2006. In addition, we are required to pay certain bonus amounts based on performance and consummation of successful fund raising efforts ranging from 3.5% to 5.5% of funds raised, depending on the nature of the funds raised. The agreement was extended on August 8, 2006 and we, at our discretion, may pay the monthly retainer going forward in either cash or in shares of our common stock equal to $50,000 divided by the closing price of the stock on the first day of each thirty day period in which services shall be provided.
Upon the acquisition of Kelley, we entered into a note payable to a Bank dated August 30, 2005, and carrying interest at a variable rate, 2% over the Prime Rate, or 10.25% as of June 30, 2006. Principal payments of $20,834 are due on this note through September 15, 2008. The balance of $561,547 remained outstanding as of June 30, 2006, and included a current portion of $250,008 as of June 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
Upon the acquisition of Kelley, we entered into a note payable to a Bank dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $808,259 remained outstanding as of June 30, 2006, and included a current portion of $343,076 as of June 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Mike Kelley, the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $251,017, including a current portion of $199,300, remained outstanding as of June 30, 2006.
Upon the acquisition of Kelley, we assumed three notes payable to Banks, secured by five automobiles, carrying interest at fixed rates of 6.25% on one note and 5.75% on the other two notes. Principal and interest payments of $2,276 are payable through March 7, 2008 and $740 through May 2009. The balance of $43,261 remained outstanding as of June 30, 2006.
We entered into a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $8,000 for nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of June 30, 2006 was $33,250.
We entered into a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of June 30, 2006 was $15,712.
OTHER COMMITMENTS
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the three months ended June 30, 2006 amounted to approximately $47,000. Kelley is obligated to pay rent amounts as follows:

For the year ended:

June 30, 2007	$157,000
June 30, 2008	$70,000
Kelley may extend the lease for two additional terms of three years from October 1, 2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.
We are obligated to pay $120,000 at $10,000 per month, for the years ended December 31, 2006, through December 31, 2010, related to an exclusive five year reseller agreement with Simplikate, a software company, dated December 30, 2005.
Payroll tax liabilities of $318,281 and $371,213, were payable at June 30, 2006 and December 31, 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan that we presented whereby we are obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.
We are obligated to pay $84,000 over a 12-month period in settlement of a lawsuit. We have paid the first seven monthly installments as of June 30, 2006.

We are obligated to complete the design and build-out of a cable television and internet system to approximately 2,000 homeowners located in Henderson, Nevada. We anticipates that it will cost an additional $500,000 approximately, to complete the design and build-out of these systems. In addition, we anticipate additional costs once the systems are designed and built, in order to install the systems into the residential homes.
MATERIAL TRENDS AND UNCERTAINTIES
During the second quarter of 2006, we continued to wind down business operations at our COM and NIC subsidiaries, and have now classified these two entities as Discontinued Operations. We believe that we will complete the wind down of these entities entirely in the next 90 to 180 days.
We successfully completed the restructuring of $9.1 million in convertible debt into $7.5 million in promissory notes and removed the potential for up to 50% shareholder dilution. Along with this debt restructuring we were successful in restructuring $900,000 of the aforementioned convertible debt that was coming due in September 2006 into term loans payable over a two-year period in the principal amount of $780,000 at 7% interest, with payments not beginning until January of 2007. In addition we retired over 5.9 million warrants. All of these transactions were consummated without the use of any of our cash.
We are continuing to focus on the growth of our Kelley subsidiary and have increased our margins from 15% in the first quarter of 2006 to in excess of 21% in the second quarter of 2006. We are continuing to execute management’s turnaround plan of the Company and expect to continue to improve our financial performance due to our focus on increasing gross margins, our strong customer base including our backlog and our pipeline of potential business, completion of the wind down of NIC and COM and a decrease in interest expense going forward as a result of our debt restructuring. For example, interest expense in the second quarter of 2006 was in excess of $1 million. We are projecting interest expense to be less than $200,000 in each of the third and fourth quarters of 2006. However, we still need to increase our gross margins and close on new business in order to generate positive cash flows and profitability. There can be no assurance that our gross margins will be sufficient enough to cover our operating costs, nor can there be any assurance that we will close on enough new contracts to reach profitability. If we do not increase our margins to a sufficient level and if we do not close on new business in sufficient amounts, our financial condition and results of operations could be adversely impacted.
As a result of winding down our NIC and COM subsidiaries and focusing on our Kelley subsidiary and its revenue streams and lines of business, we believe that our Company name of Network Installation Corp. is no longer indicative of the business that we are in. As a result of this and the aforementioned factors related to management’s turnaround plan, we are considering changing the name of our company to Siena Technologies and consummating a Quasi-Reorganization of the Company to eliminate accumulated deficits from past operations. We anticipate that our new name and resulting financial statements will have more credibility and we believe that, in addition to our turnaround and our top line revenue growth, coupled with our improved balance sheet will enhance our ability to raise capital to support our business and growth plans, although we cannot guarantee our financing efforts will be successful. Although our corporate entity will remain unchanged in a Quasi-Reorganization, a new basis of accounting will be established and our retained deficit will be raised to a zero balance by charging our deficits accumulated to date to Additional Paid in Capital. Our new retained earnings account will be dated to show that the balance in our retained earnings account will have accumulated since the date of the Quasi-Reorganization. We intend to change our name, pending shareholder approval, during the third or fourth quarter, at the latest, of 2006 and we also intend to contemplate the Quasi-Reorganization transaction during the third quarter of 2006 as well, if management believes that transaction is to the benefit of the Company and its shareholders.
During the second quarter of 2006, we continued to service, and completed the majority of the remaining work on Kelley’s largest contract, the Red Rock Casino project in Las Vegas, Nevada. This contract required us to design and install most of the audio/visual systems in the Casino in addition to the design and installation of the Race and Sports book technology and designing and installing various other systems throughout the hotel and casino. In addition, during the second quarter of 2006, we completed the design and installation of the Race Book technology and other audio/visual systems at Borgata in Atlantic City, New Jersey. We also delivered approximately 50% of the design and installation for certain audio/visual systems in addition to the design and installation of the Race and Sports Book technology at Green Valley Ranch Hotel and Casino in Las Vegas, Nevada during the second quarter of 2006. These three projects combined for approximately $3.7 million of our $4.9 million in revenues for the second quarter 2006.
While we expect to complete the Green Valley Ranch contract in the third quarter of 2006 and we also expect to complete approximately 60% of our work on a $3 million contract for the design and installation for certain audio/visual systems in addition to the design and installation of the Race and Sports Book technology at Santa Fe Hotel and Casino in Las Vegas, Nevada, we do expect a slight decrease in our revenues in the third and fourth quarters of 2006, as compared to the second quarter of 2006. However, such projected decreases in revenues for the third and fourth quarters are expected to be slightly offset by an increase in our gross margins for both quarters. Red Rock, Green Valley Ranch and Santa Fe are all owned by Station Casinos, which is by far our largest customer. However, we may experience cash shortages from time to time during this period due to the nature of the timing of our material purchasing requirements and our general and administrative costs, related to our billing cycles and the timing of our cash collections.

If and when we experience such cash shortages, we plan to continue to factor our receivables from Station Casinos with Dutchess, or another factoring source should Dutchess not lend against such receivables. If we are unsuccessful in collecting our receivables timely and are unable to factor our receivables, if and when cash shortages arise, we will scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.
It is management’s intention to continue to expand our service offerings and deploy our expertise in hi-end design, build and project management for our hotel and casino customers into other commercial and residential buildings that are using “smart building technologies” similar to those that we provide. During the second quarter, we continued our penetration into the MDU (“Multiple Dwelling Units”) markets in Las Vegas, Nevada and are currently providing services to the building owners, real estate developers and home owners associations at Pinnacle, Mira Villa and One Las Vegas, all in the Las Vegas market. In the near future, we will also be providing our services to residential home owners at these developments. Services to both the building owners, real estate developers, home owners associations as well as to residential home owners at these developments constitute a significant portion of our projected future growth. There can be no assurance that we will be successful in expanding our business to service these new customers, nor can there be any assurance given that even if we are successful in attracting new customers and growing into these markets, that we will be able to finance our short term capital needs or that we will be able to deliver our services with sufficient gross margins and profits.
Even though gross margins are increasing at the Kelley subsidiary, they are still lower than what is necessary to cover our operating costs. Low gross margins, coupled with the large dollar value that is held in retention on the projects that we are contracted for with Station Casinos, have created continued cash flow shortages at the Company. We believe that we have enough cash on hand, coupled with pending accounts receivable to cover our operating costs through the end of November 2006. We have deployed aggressive strategies to increase our margins and reduce our operating costs including improving our contract pricing with our customers, negotiating more favorable contract terms that will allow us to bill for additional work, longer lead times for purchasing of materials, negotiating with better payment terms and obtaining discounts with vendors and suppliers, and a slight reduction in our head count. In addition, we have been successful at restructuring our debt situation that burdened the Company with high interest charges and a capital structure that was unattractive to new investors and fresh capital. While we believe these strategies will improve our cash flows from operations in addition to making our company more attractive to capital investment, should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful.
As a result of winding down the operations of our NIC and COM subsidiaries, we no longer generate revenues from these subsidiaries. However, we continue to pay monthly amounts to various third parties for obligations related to the past operations of NIC and COM. Between July 2006 and December 2006, we are obligated to pay approximately $100,000 per month, on average. Should our cash flows from operations be insufficient to cover such monthly obligations, we intend to renegotiate such obligations for extended payment terms. However, there can be no assurance that we will be successful in renegotiating such payment amounts.
Monthly principal and interest payments related to our debt restructuring will begin in January of 2007. If our cash flows are insufficient to cover the repayment terms of such debt, we intend to aggressively pursue refinancing such obligations and/or raising additional financing from third parties and to use such proceeds to pay down the amounts owed. However, there can be no assurance that such refinancing efforts or such fund raising efforts will be successful. If we are unable to refinance such debt obligations and should we be unable to raise financing from outside sources to repay amounts owed and/or to cover our operating expenses, we will scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.
SUBSIDIARIES
As of June 30, 2006, we had four wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., Kelley Communication Company, Inc, and Com Services, Inc.
ITEM 3. CONTROLS AND PROCEDURES.
As of June 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended June 30, 2006, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On January 24, 2005, we filed an action in the Superior Court of California, County of Orange against Steve and Dorota Pearson for damages and injunctive relief based on alleged fraud and breach of contract relating to our purchase of Del Mar Systems International, Inc. from Steve and Dorota Pearson. The complaint was amended on March 14, 2005 to seek rescission of our purchase of Del Mar Systems from Steve and Dorota Pearson. The Defendant filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by us of Del Mar Systems totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of Del Mar Systems. This case was settled and we agreed to pay $84,000 over a 12 month period and we also agreed to issue 300,000 shares of our common stock. To date, we have paid seven of the required monthly installments and we have issued the 300,000 shares of common stock at $.45 per share on the date of issuance. At December 31, 2005, we had accrued $170,000 in our financial statements related to this matter.
In March 2006, Lisa Cox sued Kelley Technologies, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the claim. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on us will not be material.
We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of these litigations will, including those discussed above, have a material impact on our financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 11, 2006, we issued 2,879,645 warrants to purchase shares of Common Stock at $.01 to Dutchess in exchange for 2,879,645 shares of Common Stock.
On April 18, 2006 we issued 18,800 shares of Common Stock to Dutchess in connection with their conversion rights related to their convertible debentures.
On April 24, 2006 we issued 50,000 shares of Common Stock to Dutchess at $.29 per share in connection with their conversion rights related to their convertible debentures.
On May 26, 2006 we issued 70,000 shares of Common Stock to Dutchess at $.31 per share in connection with their conversion rights related to their convertible debentures.
On June 2, 2006, we issued options to purchase 600,000 shares of our common stock in accordance with our 2005 Stock Option Plan at an exercise price of $.42 per share.
On June 12, 2006, we issued 50,000 and 200,000 shares of Common Stock at $.40 per share, to CCRI and TGR Group, respectively, in exchange for investor relations services rendered.
All of the securities described above were issued in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, that provides an exemption from registration for “transactions by the issuer not involving a public offering.”
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
NONE.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.
ITEM 5. OTHER INFORMATION.
NONE.

ITEM 6. EXHIBITS.

Exhibits.
No.	Description
2.1	Plan of Reorganization between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 2.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Reorganization between the Company and Robert and Sherry Rivera dated November 1, 2005 (included as exhibit 10.1 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

3.1	Articles of Incorporation, dated March 24, 1998 (included as exhibit 3.1 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.2	By-laws, dated March 24, 1998 (included as exhibit 3.2 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.3	Amendment to By-laws, dated May 6, 1999 (included as exhibit 3.2.2 to the Form 10-SB filed May 14, 1999, and incorporated herein by reference).

3.4	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.2 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.3 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.6	Certificate of Amendment to Articles of Incorporation, dated January 10, 2003 (included as exhibit 3.3 to the Form 10-KSB filed April 15, 2003, and incorporated herein by reference).

3.7	Certificate of Amendment to the Certificate of Incorporation, dated June 26, 2003 (included as exhibit 4.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

4.1	Warrant #101 issued to C.C.R.I. Corp., dated September 29, 2003 (included as exhibit 4.1 to the Form SB-2 filed October 16, 2003, and incorporated herein by reference).

4.2	Warrant #102 issued to C.C.R.I. Corp., dated September 29, 2003 (included as exhibit 4.2 to the Form SB-2 filed October 16, 2003, and incorporated herein by reference).

4.3	Convertible Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund LP, dated February 27, 2004 (included as exhibit 4.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.4	Form of Debenture between the Company and Dutchess Private Equities Fund LP, dated March 1, 2004 (included as exhibit 4.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.5	Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated March 31, 2004 (included as exhibit 4.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.6	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated March 31, 2004 (included as exhibit 4.8 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.7	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 8, 2004 (included as exhibit 4.9 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.8	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 13, 2004 (included as exhibit 4.10 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.9	Form of Warrant, dated May 18, 2004 (included as exhibit 4.6 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

Exhibits.
No.	Description
4.10	Form of Warrant, dated May 26, 2004 (included as exhibit 4.7 to the Form SB-2 filed July 27, 2004, and incorporated herein by Reference).

4.11	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated September 25, 2004 (included as exhibit 4.11 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

4.12	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated October 21, 2004 (included as exhibit 4.12 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.13	Form of Warrant, dated October 21, 2004 (included as exhibit 4.13 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.14	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated November 2, 2004 (included as exhibit 4.14 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.15	Form of Warrant, dated November 2, 2004 (included as exhibit 4.15 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.16	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated November 9, 2004 (included as exhibit 4.16 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.17	Form of Warrant, dated November 9, 2004 (included as exhibit 4.17 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.18	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 1, 2004 (included as exhibit 4.18 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.19	Form of Warrant, dated December 1, 2004 (included as exhibit 4.19 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.20	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 9, 2004 (included as exhibit 4.20 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.21	Form of Warrant, dated December 9, 2004 (included as exhibit 4.21 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.22	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 22, 2004 (included as exhibit 4.22 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.23	Form of Warrant, dated December 22, 2004 (included as exhibit 4.23 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.24	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.24 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.25	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.25 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.26	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.26 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.27	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.27 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.28	Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 3, 2005 (included as exhibit 4.28 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.29	Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 10, 2005 (included as exhibit 4.29 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

Exhibits.
No.	Description
4.30	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.30 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.31	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.31 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.32	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.32 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.33	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.33 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.34	Form of Debenture between the Company and Preston Capital Partners, dated May 26, 2005 (included as exhibit 4.34 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.35	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.35 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.36	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.36 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.37	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.37 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.38	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.38 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.39	Form of Debenture between the Company and Preston Capital Partners, dated June 20, 2005 (included as exhibit 4.39 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.40	Collateral Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 19, 2005 (included as exhibit 4.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.41	Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.2 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.42	Debenture Registration Rights Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.3 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.43	Subscription Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.4 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.44	Warrant between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.5 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.45	Promissory Note between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 4.6 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.46	Promissory Note between the Company and Robert Unger, dated September 22, 2005 (included as exhibit 4.7 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.47	Security Agreement between the Company and Dutchess Private Equities Fund L.P. and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.8 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.48	Promissory Note between the Company and Robert and Sherry Rivera, dated November 1, 2005 (included as exhibit 10.2 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

Exhibits.
No.	Description
4.49	Security Agreement between the Company and Spectrum Communication Cabling Services, Inc., dated November 1, 2005 (included as exhibit 10.3 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.50	Form of Debenture between the Company and Preston Capital Partners, dated July 20, 2005 (included as exhibit 4.50 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.51	Form of Debenture between the Company and Preston Capital Partners, dated August 17, 2005 (included as exhibit 4.51 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.52	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.52 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.53	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.53 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.54	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.54 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.55	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.55 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.56	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 10, 2006 (included as exhibit 4.1 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

4.57	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Advisors, Ltd., dated March 10, 2006 (included as exhibit 4.2 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

4.58	Promissory Note dated August 1, 2000 by the Company and Kelley in favor of Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., filed herewith.

4.59	Promissory Note dated August 7, 2000 by the Company in favor of Preston Capital Partners, LLC, filed herewith.

4.60	Amended and Restated Promissory Note dated August 14, 2006, by the Company in favor of Michael Kelley, filed herewith.

4.61	Amended and Restated Promissory Note dated August 14, 2006 by the Company in favor of Robert Unger field herewith.

10.1	Reseller Agreement between the Company and Vivato, Inc., dated August 14, 2002 (included as exhibit 10.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.2	Short Term Rental Agreement between the Company and Vidcon Solutions Group, Inc., dated February 5, 2003 (included as exhibit 10.3 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.3	Consulting Agreement between the Company and Dutchess Advisors, LLC, dated April 1, 2003 (included as exhibit 10.3 to the Form 8-K filed April 23, 2003, and incorporated herein by reference).

10.4	Restructuring and Release Agreement between the Company, Dutchess Advisors LLC, Dutchess Capital Management LLC, Michael Novielli, Western Cottonwood Corporation, Atlantis Partners, Inc., John Freeland, Greg Mardock, and VLK Capital Corp., dated April 9, 2003 (included as exhibit 10.2 to the Form 8-K filed April 23, 2003, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Michael Cummings, dated May 16, 2003 (included as exhibit 2.1 to the Form 8-K filed June 13, 2003, and incorporated herein by reference).

10.6	Consulting Agreement between the Company and Marketbyte, LLC, dated July 24, 2003 (included as exhibit 10.8 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.7	Motorola Reseller Agreement between the Company and Motorola, Inc., dated August 18, 2003 (included as exhibit 10.2 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

10.8	Investment Agreement between the Company and Preston Capital Partner, LLC, dated January 21, 2004 (included as exhibit 10.7 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

Exhibits.
No.	Description
10.9	Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated January 21, 2004 (included as exhibit 10.8 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

10.10	Placement Agent Agreement between the Company and Park Capital Securities, LLC, dated January 21, 2004 (included as exhibit 10.9 to the Form SB-2 filed January 21, 2004, and incorporated herein by reference).

10.11	Premier Reseller Agreement between the Company and Aruba Wireless Networks, Inc., dated January 29, 2004 (included as exhibit 10.10 to the Form SB-2/A filed February 9, 2004, and incorporated herein by reference).

10.12	Investor Relations Service Agreement between the Company and Eclips Ventures International, dated February 2, 2004 (included as exhibit 10.9 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.13	XO Communications, Inc. Agent Agreement between the Company and XO Communications, Inc., dated March 8, 2004 (included as exhibit 10.13 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.14	Mpartner Independent Agent Agreement between the Company and Mpower Communications Corp., dated March 23, 2004 (included as exhibit 10.10 to the Form SB-2 filed on July 27, 2004, and incorporated herein by reference).

10.15	Sales Agent Agreement between the Company and PAETEC Communications, dated March 23, 2004 (included as exhibit 10.11 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.16	Qwest Services Corporation Master Representative Agreement between the Company and Qwest Services Corp., dated March 23, 2004 (included as exhibit 10.12 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.17	Lease Agreement — Las Vegas location between the Company and HQ Global Workplaces, dated January 2, 2004 (included as exhibit 10.8 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.18	Lease Agreement — Los Angeles location between the Company and HQ Global Workplaces, dated March 1, 2004 (included as exhibit 10.15 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.19	Lease Agreement — Gold River location between the Company and HQ Global Workplaces, dated May 20, 2004 (included as exhibit 10.16 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.20	Lease Agreement — Scottsdale location between the Company and HQ Global Workplaces, dated June 1, 2004 (included as exhibit 10.17 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.21	Lease Agreement — Seattle location between the Company and HQ Global Workplaces, dated June 1, 2004 (included as exhibit 10.18 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.22	Promissory Note Agreement between the Company and Stephen Pearson, for the acquisition of Del Mar Systems, Inc., dated March 1, 2004 (included as exhibit 10.19 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.23	Promissory Note between the Company and Dutchess Private Equities Fund, dated December 17, 2003 (included as exhibit 10.20 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.24	Promissory Note between the Company and Dutchess Private Equities Fund, dated January 9, 2004 (included as exhibit 10.21 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.25	Promissory Note between the Company and Dutchess Private Equities Fund, dated February 2, 2004 (included as exhibit 10.22 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.26	Promissory Note between the Company and Dutchess Private Equities Fund, dated February 5, 2004 (included as exhibit 10.23 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

*10.27	Employment Agreement between the Company and Robert W. Barnett, dated January 19, 2004 (included as exhibit 10.25 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.28	Promissory Note between the Company and Michael Cummings, dated December 30, 2003 (included as exhibit 10.26 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

Exhibits.
No.	Description
10.29	Promissory Note between the Company and Michael Cummings, dated March 15, 2004 (included as exhibit 10.27 to the Form SB-2 filed July 27, 2004, and incorporated herein by reference).

10.30	Territory License Agreement between the Company and 5G Wireless Communications, Inc., dated February 2004 (included as exhibit 10.27 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.31	Lease Agreement between the Company and Alton Plaza Property, Inc., dated June 29, 2004 (included as exhibit 10.28 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.32	Stock Purchase Agreement between the Company, Raymond Mallory, and Will Stice, dated January 17, 2005 (included as exhibit 2.1 to the Form 8-K filed January 24, 2005, and incorporated herein by reference).

*10.33	Employment Agreement between the Company and Jeffrey R. Hultman, dated March 7, 2005 (included as exhibit 99.2 to the Form 8-K filed March 9, 2005, and incorporated herein by reference).

*10.34	Employment Agreement between the Company and Michael V. Rosenthal, dated March 14, 2005 (included as exhibit 99.2 to the Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.35	Intercreditor Agreement between the Company and Nottingham Mayport, LLC, Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund II, L.P., and Robert Unger, dated September 22, 2005 (included as exhibit 10.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

10.36	Rescission and Settlement Agreement among the Company and Robert Rivera, Sherry Perry Rivera and Spectrum Communications Cabling Services, Inc., dated January 6, 2006 (included as exhibit 10.1 to the Form 8-K filed January 6, 2006, and incorporated herein by reference).

*10.37	Employment Agreement between the Company and Chris Pizzo effective March 27, 2006

10.38	Loan Restructure Agreement dated August 1, 2006, by and between the Company, Kelley, Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., filed herewith.

10.39	Loan Restructure Agreement dated August 7, 2006, by and between the Company and Preston Capital partners, LLC, filed herewith.

15	Letter re. Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Designates a Compensatory Plan.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK INSTALLATION CORP. (Registrant)
Date: August 14, 2006	By:	/s/ Jeffrey R. Hultman
Jeffrey R. Hultman
President & Chief Executive Officer

By:	/s/ Christopher G. Pizzo
Christopher G. Pizzo
Chief Financial Officer, (Principal Accounting Officer)