Form 10QSB
period 2006-09-30
Siena Technologies, Inc.
filed 2006-11-14
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-25499
SIENA TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0390360

State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

5625 South Arville Street, Suite E, Las Vegas Nevada	89118

(Address of principal executive offices)	(Zip Code)
(702) 889-8777
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 14, 2006 there were 34,475,785 shares of common stock issued and outstanding, $0.001 par value.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Network Installation Corp.)

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS:
CURRENT ASSETS:
Cash	$133,664	$415,937
Accounts Receivable, Net of Allowance for Doubtful Accounts of $63,814 ($62,631 at 2005)	1,546,073	911,137
Inventories	1,080,402	2,928,366
Costs in Excess of Billings	487,697	232,778
Prepaid Expenses and Other Current Assets	352,467	133,810

Total Current Assets	3,600,303	4,622,028

Fixed Assets, Net of Accumulated Depreciation of $538,968 ($446,661 at 2005)	289,690	328,599

OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Patents	2,500	2,500
Assets Held for Sale	957,715	195,393

Total Other Assets	8,304,431	7,542,109

TOTAL ASSETS	$12,194,424	$12,492,736

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES
Bank Loans Payable	$599,557	$432,562
Accounts Payable	2,424,630	2,232,295
Billings in Excess of Costs	753,527	1,443,588
Current Portion of Notes Payable	240,254	336,115
Current Portion of Related Party Notes Payable	308,576	261,802
Current Portion of Convertible Debenture	—	316,333
Current Portion of Related Party Convertible Debentures	—	474,500

Total Current Liabilities	4,326,544	5,497,195

LONG-TERM DEBT
Notes Payable	7,323,675	1,262,979
Related Party Notes Payable	375,551	95,497
Related Party Convertible Debentures, Net of Debt Discount	—	3,291,265

Total Long-Term Debt	7,699,226	4,649,741

NET LIABILITIES OF DISCONTINUED OPERATIONS	734,093	781,177

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value; 100,000,000 shares authorized 29,180,914 and 49,534,721 shares issued and outstanding in 2006 and 2005, respectively	29,181	49,535
Additional Paid-in Capital	26,992,950	26,586,266
Shares to be Returned	—	(18,568)
Shares to be Issued	116,543	116,358
Warrants	28,796	—
Accumulated Deficit	(27,732,909)	(25,168,968)

Total Stockholders’ Equity (Deficit)	(565,439)	1,564,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,194,424	$12,492,736

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUE
Sales	$15,817,664	$221,959	$4,174,364	$221,959
Cost of Goods Sold	12,684,666	169,725	3,165,793	169,725

GROSS PROFIT	3,132,998	52,234	1,008,571	52,234
OPERATING EXPENSES
Investor Relations	137,925	241,685	72,142	—
Non Cash Officer Compensation	—	6,575,426	—	—
Salaries	1,770,666	28,390	612,978	28,390
Other Operating Expenses	1,632,121	273,422	593,874	137,244

Total Operating Expenses	3,540,712	7,118,923	1,278,994	165,634

LOSS FROM CONTINUING OPERATIONS	(407,714)	(7,066,689)	(270,423)	(113,400)
OTHER INCOME (EXPENSE)
Interest Expense	(1,695,305)	(930,918)	(155,770)	(431,467)
Gain on Debt Restructuring	903,771	—	—	—
Loss on Disposition of Assets	(194,452)	—	(201,407)	—

Total Other (Expense)	(985,986)	(930,918)	(357,177)	(431,467)
LOSS FROM DISCONTINUED OPERATIONS	(1,170,241)	(2,130,760)	—	(1,380,298)

Net Loss	$(2,563,941)	$(10,128,367)	$(627,600)	$(1,925,165)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.49)	$(0.02)	$(0.11)

Weighted Average Shares Outstanding	35,837,851	20,606,252	29,180,914	17,764,338

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Months Ended
	September 30,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,563,941)	$(10,128,367)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for settlement	139,800	—
Stock issued for officer compensation	—	6,476,085
Amortization of stock-based officer compensation	—	99,341
Beneficial conversion feature expense	777,090	556,250
Stock rescinded	—	(530,590)
Stock warrants issued for debt inducement	302,493	—
Amortization of debt discount	267,610	172,750
Amortization of stock-based compensation for services	100,125	230,587
Conversion of debt	—	65,000
Accretion of notes payable balances	65,979	—
Depreciation	102,070	660
Gain on disposal of assets	(6,955)	—
Loss on writeoff of inventory	201,407	—
Gain on debt restructuring	(903,771)	—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(634,936)	52,434
Decrease (increase) in inventories	1,646,557	(150,250)
(Increase) decrease in costs in excess of billings	(254,919)	79,470
(Increase) decrease in prepaid expenses and other assets	(108,657)	530,206
Increase in accounts payable	120,609	193,404
Decrease in billings in excess of costs	(690,061)	(207,029)
(Decrease) increase in net liabilities of discontinued operations	(47,084)	126,021

NET CASH USED IN OPERATING ACTIVITIES	(1,486,584)	(2,434,028)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments in assets held for sale	(762,322)	—
Cash paid to acquire COM	—	(50,000)
Purchase of property and equipment	(30,885)	(9,523)

NET CASH USED IN INVESTING ACTIVITIES	(793,207)	(59,523)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments made on notes payable — related party	(149,422)	—
Proceeds from notes payable	—	45,389
Proceeds from convertible debt financing	2,803,712	1,900,000
Proceeds from factor	4,560,000	128,750
Payments to factor	(4,560,000)	(213,707)
Payments on notes payable	(656,772)	(35,000)
Issuances of stock for cash	—	943,451

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,997,518	2,768,883

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(282,273)	275,332
BEGINNING CASH & CASH EQUIVALENTS	415,937	—
CASH ACQUIRED	—	930,828

ENDING CASH & CASH EQUIVALENTS	$133,664	$1,206,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$430,255	$452,157

Cash paid for Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Assets acquired in exchange for capital lease obligation	$25,321	$—

Shares of common stock to be issued for prepaid services	$110,000	$—

Conversion of debentures	$153,783	$—

Stock issued for acquisition	$—	$200,000

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Notes to Consolidated Financial Statements September 30, 2006
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
OVERVIEW
On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada.
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
ACQUISITION OF KELLEY COMMUNICATION COMPANY, INC. (d/b/a Kelley Technologies)
Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation, on September 22, 2005 for $10,232,101 in common stock. Goodwill of $11,144,216 was recorded upon the acquisition and was valued based on Kelley’s customer pipeline and customer backlog at the time of acquisition. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,016,577 shares of the Company’s common stock.
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

The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005 and to account for the restatement of the Company’s net revenues and net loss as a result of the Company’s decision to discontinue the operations of its subsidiaries, NIC and Com Services, Inc. (“COM”) Revenues represent total revenues and net loss represents total net loss of the Company for the three and nine months ended September 30, 2005 if Kelley had been acquired as of January 1, 2005.

	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005
Net Revenues	$3,257,574	$221,959
Net loss	$(7,810,903)	$(4,232)
ACQUISITION OF COM SERVICES, INC.
On January, 17, 2005, the Company purchased 100% of the outstanding shares of Com Services, Inc., a California corporation (“COM”). The purchase price was $430,000, of which $50,000 was paid in cash, $200,000 was paid in Company stock, issued at market value, and $180,000 in promissory notes payable over a two year period, with interest at 6%. Below is the unaudited condensed balance sheet of COM as of January 17, 2005, which is prepared only to present the major asset captions for which the Company has applied the purchase price of $430,000 towards.

Accounts receivable	$142,073
Fixed assets	56,032
Goodwill	331,895
Bank line of credit	(100,000)

Total assets and liabilities	$430,000

The net revenues and net loss on a pro forma basis, as though the Company had completed the acquisition of COM as of the beginning of the year, on January 1, 2005 would not be materially different than the net revenues and net loss reported for the nine months ended September 30, 2005 due to the lack of net revenues and expenses of COM from January 1, 2005 through January 16, 2005.
ACQUISITION OF DEL MAR SYSTEMS INTERNATIONAL, INC.
On March 1, 2004, the Company acquired 100% of the outstanding shares of common stock of Del Mar Systems International, Inc. (“DMSI”), a telecommunication solutions provider. The operations of DMSI have been consolidated with the operations of the Company, since March 1, 2004 and the operations of DMSI have since been phased out.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, NIC, Kelley, COM, and DMSI. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of the Company and Kelley for the three and nine months ended September 30, 2006. The results of operations included within these financial statements include the accounts of the Company for the three and nine months ended September 30, 2005 and Kelley for the period from September 22, 2005 (the date the Company acquired Kelley) to September 30, 2005. The results of NIC and COM have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements for all periods presented.

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
INVENTORY
Inventory consists of networking materials and equipment in the process of being installed, and materials purchased specifically for customer contracts, at the balance sheet date. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has not written-off any inventory for obsolescence other than the $201,407 shown in the accompanying unaudited financial statements.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of September 30, 2006 and December 31, 2005, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
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
STOCK-BASED COMPENSATION
The Company has historically accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applied to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date.
On October 20, 2005, the Company issued 972,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.79 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a 26-month period. Subsequent to issuance, 375,000 of such options were retired resulting from employees who left the Company prior to vesting.
On March 30, 2006, the Company issued 1,347,500 stock options to various Kelley employees in accordance with the Company’s 2005 Stock Option Plan. The exercise price at the time of grant was $.42 per share, which was equal to the fair market value of the common stock on the date of grant, and the right to exercise the options were subject to vesting provisions over a three year period. Subsequent to issuance, 92,500 of such options were retired resulting from employees who left the Company prior to vesting.
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
On September 1, September 21, and September 25, 2006, the Company issued 350,000, 750,000 and 25,000 stock options to six Kelley employees respectively, in accordance with the Company’s 2005 Stock Option Plan. The exercise prices at the time of grant were $.42, $.39 and $.32 per share, respectively, which was equal to the fair market value of the common stock on the date of grant. The right to exercise the options were subject to vesting provisions over a three year period.

Subsequent to September 30, 2006, the Company issued 75,000 stock options to three Kelley employees, in accordance with the Company’s 2005 Stock Option Plan. The exercise prices at the time of grant were $.35 per share for 50,000 stock options and $.36 per share for 25,000 stock options, which was equal to the fair market value of the common stock on the date of grant. The right to exercise the options were subject to vesting provisions over a three-year period.
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
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,770,000 shares of common stock remained outstanding as of September 30, 2006. There were 972,500 stock options outstanding at December 31, 2005, 1,347,500 stock options were granted on March 30, 2006 and 600,000 stock options were granted on June 2, 2006. 192,500 stock options were granted on August 8, 2006 and 1,125,000 stock options were granted during September 2006. These stock options have a vesting period of three years from the date of grant.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005. There were no convertible debentures outstanding as of September 30, 2006.
401(k) AND PROFIT SHARING PLANS
The Company has a qualified 401(k) profit sharing plan that covers substantially all full-time employees meeting certain eligibility requirements. The Company’s annual profit sharing contribution is discretionary as determined by the Board of Directors; however, the contributions cannot exceed 25% of compensation for the eligible employees in any one tax year. For the year ended December 31, 2005, the Company’s net contribution to the plan (after applying forfeiture credits) was $111,606. Contributions to the Plan are designated for each “allocation group”, and then allocated among eligible participants in each group based on the ratio of their salaries to the total salaries of all participants in the group. The plan document specifies the members of each allocation group.
Profit sharing contribution accounts are subject to a five year graded vesting schedule.
With respect to the plan’s 401(k) feature, eligible employees may contribute from 1% to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Although the plan provides for a discretionary matching contribution by the Company, no matching contributions were made for 2005 and the Company does not intend to make any contributions for 2006.
DEFINED BENEFIT PLAN
Kelley sponsors a defined benefit pension plan which covers all employees who have completed one year of service and have attained the age of twenty-one. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Kelley’s Plan; amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used:

At December
31, 2005
Change in benefit obligation:
Benefit obligation at beginning of year	$379,331
Interest cost	20,863

Benefit obligation at end of year	$400,194

Change in plan assets:
Fair value of plan assets at beginning of year	$371,951
Actual return on plan assets	30,708

Fair value of plan assets at end of year	$402,659

For the year
ended
December 31,
2005
Funded status	$(2,465)
Unrecognized actuarial gain	1,131

Net amount recognized	$(1,334)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(1,334)

Net amount recognized	$(1,334)

Weighted-average assumptions as of December 31:
Discount rate	5.50%
Expected return on plan assets	6.00%
Rate of compensation increase	3.00%
Components of net periodic benefit cost are as follows:

For the year
ended
December 31,
2005
Service cost	$0
Interest cost	20,863
Expected return on plan assets	(22,197)

Net periodic benefit cost	$(1,334)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $400,194, $400,194, and $402,659, respectively, as of December 31, 2005.
The provisions of Financial Accounting Standards Board Statement No. 87 (Employers’ Accounting for Pensions) require the Company to record an additional minimum liability of $0 at December 31, 2005. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost.
The Company has discontinued the defined benefit pension plan as of November 13, 2006.
3. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $27,732,909, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term: (i) restructuring all of the Company’s convertible debt in exchange for promissory notes with payment terms ranging from two to five years, (ii) retiring the rights for the holders to convert the outstanding debt into common stock of the Company, and (iii) retiring all related warrants to purchase common stock of the Company. In addition, management has devoted considerable effort toward obtaining additional equity financing, and has successfully completed raising $1 million through a Private Placement on November 13, 2006, and is endeavoring to improve operational performance using marketing methods, cost cutting and the like.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of

	September 30, 2006	December 31, 2005
Consulting services	$11,812	$124,360
Investor relations services	30,417	9,450
Employee advances	14,311	—
Deferred financing fees	295,927	—

	$352,467	$133,810

During the nine months ended September 30, 2006, the Company entered into an agreement with a third party to provide financial advisory services. The agreement and subsequent amendments required the Company to pay a monthly retainer through November 22, 2006. The aggregate amount of the monthly retainers was paid with $150,000 in cash and the Company has agreed to issue shares of common stock, valued at $110,000, which was issued in November 2006. In addition, the Company is required to pay certain bonus amounts based on performance and consummation of successful fund raising efforts ranging from 3.5% to 5.5% of funds raised, depending on the nature of the funds raised.
5. ASSETS HELD FOR SALE
The Company is currently in the process of designing and building cable television and internet systems in order to provide such services to up to approximately 2,000 residential homeowners in a development in Henderson, Nevada. The Company and its Board of Directors have determined that providing cable television and internet service is not part of the Company’s core business or business plan and, as a result, have approved a plan to sell the asset either during construction or shortly thereafter. The Company is in the process of meeting with potential buyers and/or joint venture partners, however, no transaction has been consummated to date. At September 30, 2006, the Asset Held for Sale was comprised primarily of materials and labor costs incurred on the job site, net of the results of the operations to date. The operations to date consist of minimal billings to approximately 450 customers for cable television and internet services, less the costs to provide such services and maintain the equipment. The Company anticipates that it will cost approximately $200,000, in addition to the $957,715 already incurred (including the costs to install the systems into the homes of potential customers), to complete the design and build of the systems. The initial installation, or Phase I, was completed on September 1, 2006.
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are comprised of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$2,394,430	$2,062,295
Litigation accrual	30,200	170,000

	$2,424,630	$2,232,295

7. GOODWILL IMPAIRMENT
Throughout 2005, the Company had declining profits within its COM division. Upon the completion of an impairment review of the division’s assets, the Company decided to write down goodwill by $628,614, which had been generated from the acquisition of COM, on January 17, 2005.
At December 31, 2005, upon the completion of an impairment review of the Goodwill related to the acquisition of Kelley, the Company decided to write down goodwill by $3,800,000 resulting primarily from lower than expected gross margins and the continued cash flow challenges faced by Kelley. The Company continues to evaluate Goodwill and does not believe any further impairment exists at this time.
8. PAYROLL TAX LIABILITY
Payroll tax liabilities of $273,281 and $371,213 were payable at September 30, 2006 and December 31, 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At September 30, 2006 and December 31, 2005, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.
9. NOTES PAYABLE
Notes Payable – Related to the Acquisition of Kelley
The Company entered into the following borrowing transactions in connection with its acquisition of Kelley:
The Company entered into a note payable to a bank dated August 30, 2005, which bears interest at a variable rate, 2% over the Prime Rate, or 10.25% per annum as of September 30, 2006. Monthly principal payments of $20,834 are due on this note through September 15, 2008. The balance of $499,045 remained outstanding as of September 30, 2006, and included a current portion of $250,008 as of September 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
The Company entered into a note payable to a bank dated September 20, 2005 which bears interest at a fixed rate of 7.50% per annum. Monthly principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $724,879 remained outstanding as of September 30, 2006, and included a current portion of $349,548 as of September 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
The Company issued $360,000 in convertible debentures to an unaffiliated individual and $540,000 in convertible debentures due to a member of the Company’s Board of Directors. The convertible debentures carried an interest rate of 0.00% and were due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000 and $90,000 respectively. The holders were entitled to convert the face amount of the debentures, plus accrued interest, anytime following the issuance of these convertible debentures, into common stock of the Company at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the issuance of the convertible debentures (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the year ended December 31, 2005 has been recorded in the amount of $90,000 and $135,000 respectfully. Additionally, the Company issued warrants to purchase 90,000 and 135,000 shares of the Company’s common stock, respectively, at a purchase price equal to 120% of the fair market value on the date of issuance. These warrants were valued at $14,160 and $21,239, respectively and were being amortized as interest expense through the maturity date of the convertible debentures.
Effective June 30, 2006, the Company entered into Amended and Restated Promissory Notes with both the convertible debenture holders, which restated and replaced those convertible debentures in their entireties including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of the Company’s common stock. The principal amounts of the Amended and Restated Promissory Notes are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. The Company is obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. The Company is obligated make principal and interest payments in the aggregate amount of $225,000 for the 12 months ended September 30, 2007, and the remaining $663,357 for the 12 months ended September 30, 2008. For the nine months ended September 30, 2006, the Company recognized a gain on debt restructuring in the amount of $72,083 related to this transaction.
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
The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $202,304, all of which is current, remained outstanding as of September 30, 2006.
The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $39,516 remained outstanding as of September 30, 2006.
The Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.
Notes Payable Related to the Acquisition of COM
The Company entered into the following borrowing transactions in connection with its acquisition of COM:
The Company assumed a $100,000 revolving line of credit with a bank with a balance of $100,538. This note bears interest at a variable rate, 9.75% per annum as of September 22, 2005, and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. At September 30, 2006 this line of credit has been paid in full.
The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450. The loan bore interest of 7.99% per annum. This note payable was paid in full in 2005, subsequent to the COM acquisition.
The Company entered into a $126,000 note payable in January 2005. This note bears interest at 6.00% per annum and is payable in monthly installments of $8,000 for the first nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of September 30, 2006 was $24,000.
The Company entered into a $54,000 note payable in January 2005. This note bears interest at 6.00% per annum and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of September 30, 2006 was $10,926.
Notes Payable Related to the Acquisition of DMSI
The Company entered into a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bore interest at 5% per annum and was payable in monthly installments of $42,804, maturing in April 2005. The balance of this note payable was paid in full during 2005.

Other Notes Payable and Convertible Debentures
During the year ended December 31, 2005, the Company issued a total of seven convertible debentures in the aggregate principal amount of $350,000 to a shareholder of the Company. During the year ended December 31, 2003, the Company had issued a convertible debenture in the aggregate principal amount of $25,000. These convertible debentures carried interest rates of 6% or 8% per annum, and were due in February 2009, December of 2009, or in April 2008. Payments were not mandatory during the term of the convertible debentures, however, the Company maintained the right to pay the balances in full without penalty at any time. The holders were entitled to convert the face amounts of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of each debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with the holder of these convertible debentures pursuant to which the convertible debentures were cancelled and replaced with a promissory note in the amount of $375,000 with an interest rate at 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008 (of which $4,000 has been paid as of September 30, 2006). Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.
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
10. RELATED PARTY TRANSACTIONS
RELATED PARTY NOTES PAYABLE and DEBT RESTRUCTURING
During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company issued $3,132,600 and $2,136,360, respectively, in convertible debentures to Dutchess Private Equities II, LP. The Company paid $100,000 to Dutchess in financing fees during the nine months ended September 30, 2006. During the years ended December 31, 2004 and 2003, the Company issued $1,867,718 and $338,000 in convertible debentures to Dutchess Private Equities, LP respectively. The convertible debentures carried interest rates of 8% and 6% per annum, and were due at various dates between April 2008 and June 2011. Payments were not mandatory during the term of the convertible debentures. However, the Company maintained the right to pay the balances in full without penalty at any time. The holder was entitled to convert the face amount of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of such debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable was to be rounded up or down, as the case may be, to the nearest whole share.
The $3,132,600, $2,136,360 and $1,867,718 of convertible debentures that were issued in 2006, 2005 and 2004, respectively were issued with a discounted price from the face value of $512,000, $340,000 and $248,600, respectively. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004 was recorded in the amounts of $777,090, $529,500 and $511,275, respectively. Additionally, the Company issued warrants to purchase 2,349,000, 1,020,000 and 1,286,000 shares of the Company’s common stock at varying exercise prices between $.41 and $.60 per share during 2006, $1.03 and $1.83 per share during 2005 and between $1.73 and $1.90 per share during 2004. These warrants were valued at $302,493, $387,184 and $466,790 during 2006, 2005 and 2004, respectively and were amortized as interest expense through the maturity date of the convertible debentures.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors LP (collectively, “Dutchess”), whereby all of the aforementioned warrants and convertible debentures were cancelled and approximately $500,000 of accrued interest was forgiven. For the nine months ended September 30, 2006, the Company recognized a gain on debt restructuring in the amount of $831,688 related to this transaction. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642 being due on that date. The Company is obligated to make the following principal and interest payments for the 12 months ended September 30;

2007	$495,000
2008	975,000
2009	1,350,000
2010	1,725,000
2011	3,035,642

Total	$7,580,642

The Loan Restructure Agreement also provides for:
•	the Company to obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of the assets of the Company and to borrow money or sell common stock of the Company, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000;

•	if prior to the Company’s full payment and satisfaction of the new promissory note, the Company borrows money or raises capital from the sale of the Company’s common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds;

•	if at any time during which the new promissory note remains unpaid, the Company’s earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of the Company’s Annual Report on Form 10-KSB; and

•	the Company to obtain written consent of Dutchess, not to be unreasonably withheld, to sell any assets of the Company (other than sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, the Company shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after receipt of funds by the Company.
In the event of a default on the new promissory note by the Company, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures and warrants that have been retired, including conversion into and/or purchase of shares of the Company’s common stock.
During December 2004, the Company entered into a $84,956 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the NIC’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. The balance of this factoring and security agreement was paid in full in 2005.
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

During the nine months ended September 30, 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At September 30, 2006, all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	500,000	5,000
4/12/2006	200,000	5,000
3/27/2006	450,000	5,000
3/20/2006	650,000	5,000
3/9/2006	360,000	5,000
2/21/2006	100,000	5,000
2/16/2006	850,000	5,000
1/30/2006	150,000	5,000
1/27/2006	650,000	5,000

Totals	4,560,000	$50,000
Repayments	4,560,000

Balance at September 30, 2006	$0

11. DISCONTINUED OPERATIONS
In the second quarter of 2006, the Company finalized its plans to shut down its operations at its NIC and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations are presented separately under the caption “Net Liabilities from Discontinued Operations” in the Company’s balance sheet at September 30, 2006 and December 31, 2005 and consists of the following;

	September 30,	December 31,
	2006	2005
Assets of discontinued operations
Cash	$1,960	$22,530
Accounts receivable, net	79,408	588,567
Inventory	6,500	91,747
Fixed assets, net	—	55,129
Security deposit	—	20,690

Total assets	$87,868	$778,663

Liabilities of discontinued operations
Accounts payable and accrued expenses	$548,680	$1,188,627
Payroll taxes payable	273,281	371,213

Total liabilities	$821,961	$1,559,840

Net liabilities of discontinued operations	$734,093	$781,177

Loss from discontinued operations in the Company’s Statement of Operations consists of;

	Nine Months ended		Three Months ended
	September 30		September 30
	2006	2005	2006	2005
Sales	$101,913	$2,742,611	$—	$853,512
Cost of goods sold	175,626	2,071,353	—	744,655

Gross profit	(73,713)	671,258	—	108,857
Less expenses
Salaries	97,413	813,493	—	338,234
Insurance	24,931	269,939	—	46,987
Travel	22,206	52,057	—	37,639
Contingency accrual	150,000	—	—	—
Interest expense	39,009	3,073	—	—
Other	762,969	1,663,456	—	1,066,295

Loss from discontinued operations	$(1,170,241)	$(2,130,760)	$—	$(1,380,298)

12. INCOME TAXES
No provision was made for Federal income tax since the Company has significant net operating losses. Through September 30, 2006, and December 31, 2005, the Company incurred net operating losses for tax purposes of approximately $27,740,000 and $25,170,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

	September 30,	December 31,
	2006	2005
Tax benefit of net operating loss carry-forward	$8,600,000	$7,800,000
Valuation allowance	(8,600,000)	(7,800,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40

Tax expense at actual rate	—	—

The valuation allowance increased by approximately $200,000 and $652,000 in the three and nine months ended September 30, 2006 and $5,282,000 in the year ended December 31, 2005. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company’s estimate of the valuation allowance will change.
13. COMMITMENTS & CONTINGENCIES
LITIGATION
On January 24, 2005, the Company filed an action in the Superior Court of California, County of Orange against the former principals of DMSI for damages and injunctive relief based on alleged fraud and breach of contract relating to the Company’s purchase of DMSI. The complaint was amended on March 14, 2005 to seek rescission of the Company’s purchase of DMSI from its former owners. The Defendant also filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by the Company of DMSI totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of DMSI. This case was settled and the Company agreed to pay Defendant $84,000 over a 12 month period, which has been paid in full, and also agreed to issue Defendant 300,000 shares of its common stock, which was issued with a value of $139,800 during the nine months ended September 30, 2006.
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

OTHER COMMITMENTS
The Company is obligated to pay rent amounts as follows:
For the twelve months ended:

September 30, 2007	$160,000
September 30, 2008	$28,000
The Company is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.
14. STOCKHOLDERS’ EQUITY
EQUITY
On August 1, 2006, the Company entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services. The Company has agreed to pay a commission of 7% on all units sold by this broker-dealer.
During the nine months ended September 30, 2006, the Company:
•	Agreed to issue 294,871 shares of common stock, valued at $110,000 for financial advisory services rendered on behalf of the Company, such shares were issued in November 2006;

•	Issued 2,349,000 warrants to purchase common stock, valued at $302,493 as an inducement to certain shareholders to invest in the Company;

•	Issued 300,000 shares of common stock related to the DMSI settlement;

•	Recorded beneficial conversion feature expense of $777,090 in conjunction with the debt financing consummated during this period;

•	Issued warrants to purchase approximately 2,887,600 shares of common stock in exchange for 2,880,000 shares of common stock to be returned to the Company;

•	Issued 250,000 shares of common stock valued at $100,125 for services rendered on behalf of the Company;

•	Retired approximately 5,954,000 million warrants to purchase common stock of the Company related to the aforementioned debt restructurings. As a result, the Company wrote off $1,149,412 in unamortized discounts against Additional Paid in Capital;

•	Issued 434,484 shares of common stock to Dutchess upon Dutchess’ conversion of a convertible debenture, valued at $153,783.
During the year ended December 31, 2005, the Company:
•	Acquired 100% of the outstanding shares of common stock of Spectrum Cabling Company, Inc., a California corporation for $14,000,000 in common stock, pursuant to an acquisition agreement dated November 1, 2005. Robert Rivera, the 100% owner of Spectrum prior to the acquisition, received 18,567,639 shares of the Company’s common stock. On January 6, 2006, the Company rescinded the purchase. Pursuant to the Rescission Agreement, Spectrum returned 18,567,639 shares of the Company’s common stock and a promissory note for $1.5 million in exchange for 100% of the outstanding shares of Spectrum. Additionally, Spectrum’s two appointed directors to the Company’s board resigned. The purchase and subsequent rescission of Spectrum had no financial impact on the Company’s operations or financial statements;

•	Acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation for $10,232,101 in common stock, pursuant to an acquisition agreement dated September 22, 2005. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,016,577 shares of the Company’s common stock;

•	Issued 1,460,692 shares of common stock to accredited investors for a total of $943,451;

•	Issued 18,939 shares of common stock upon notification of an investor’s intent to exchange a convertible debenture for common stock, valued at $65,000;

•	Issued 560,000 shares of common stock valued at $373,088 for services rendered on behalf of the Company;

•	Issued 2,094,000 warrants to purchase common stock, valued at $387,184 as an inducement to certain shareholders to invest in the Company;

•	Issued 3,550,000 warrants to officers of the Company valued at $6,575,426;

•	Recorded beneficial conversion feature of $617,000 in conjunction with the debt financing consummated during this time period; and

•	Agreed to issue 108,696 shares of common stock in connection with the acquisition of COM. These shares were valued at $200,000 on the date of the acquisition. These shares were issued during the nine months ended September 30, 2006.
On September 22, 2005, the Company issued 300,000 warrants each, to two Kelley employees, to purchase the Company’s common stock. The warrants have a term of five years and are exercisable at $.85 per share. The warrants vest, subject to certain performance criteria, on February 17, 2007 and the employees must be employed by Kelley at December 31, 2006. The amount of the Company’s common stock obtained by the employees as a result of exercise of the warrants, is subject to a two year leak-out agreement, restricting how many shares of the Company’s common stock the employees can sell during that time frame.
In 2005, the Company’s founder and former CEO returned 7,887,482 shares of common stock to the Company for no consideration. These shares of common stock had been acquired by the founder and former CEO in connection with the organization of the Company. As such, the shares were originally recorded with a $0 value and have been rescinded with a $0 value.
In 2005, the Company’s majority shareholder at that time agreed to return 685,517 shares of common stock valued at $530,590 to the Company for no consideration. These shares of common stock were acquired in September 2003 by the majority shareholder in connection with various debt financings consummated in 2003 and were valued at $.774 per share at the time of issuance. Investor relations for the year ended December 31, 2005 includes a reduction of the total expense for the period, of $530,590, recorded as a result of the rescission of these shares of common stock.
15. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share for the three and nine months ended September 30, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The Company’s significant components of common stock equivalents are its convertible debentures, warrants and stock options.
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,770,000 and 972,500 shares of common stock remained outstanding as of September 30, 2006 and December 31, 2005, respectively. These stock options have various vesting periods of between 26 and 36 months from the date of grant.
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
16. SUBSEQUENT EVENTS
On October 4, 2006, the Company entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services, including acting as a placement agent in connection with possible offerings of the Company’s securities. The Company has agreed to pay a commission of 7% on all securities sold by this broker-dealer, payable in cash, and to issue warrants equal to 7% of the amount of warrants sold by this broker-dealer. Additionally, in the event this broker-dealer raises in excess of $2,000,000 for the Company, the Company has agreed to issue 250,000 shares of the Company’s common stock in exchange for an exclusive one-year financial advisory services contract with the broker-dealer.
On November 13, 2006, the Company issued 5,000,000 shares of common stock and issued 5,000,000 warrants to purchase the Company’s common stock at an exercise price $.60 per share, in a private placement, generating $1,000,000 in gross proceeds. The Company paid total commissions of $105,000, in connection with the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The discussion and financial statements contained herein are for the three and nine months ended September 30, 2006 and September 30, 2005. The following discussion should be read in conjunction with our financial statements and notes included herewith.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on referrals and existing relationships, our ability to meet our debt service payments as they come due, and our financing strategy and ability to access the capital markets. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-QSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to, and undertake no duty to, update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations.
EFFECT OF DISCONTINUANCE OF NIC AND COM OPERATIONS ON PRESENTATION
We acquired Kelley on September 22, 2005. With the acquisition of Kelley, we acquired in excess of 60 contracts with over 50 customers. Subsequent to our acquisition of Kelley, management decided to relocate the business from California to Nevada and to focus on Kelley’s operation. As a result, the operations of NIC and COM were wound down and the financial results of their operations were reclassified into Loss from Discontinued Operations in the accompanying financial statements.
After the discontinuance of NIC and COM, our only operating subsidiary is Kelley. Because we reclassified the financial results of NIC and COM into Loss from Discontinued Operations our Consolidated Financial Statements and this Management’s Discussion and Analysis or Plan of Operation only reflect the results of our operations and the results of operations of Kelley for the three and nine month periods ended September 30, 2006. Since we acquired Kelly on September 22, 2005, the financial statements for the three and nine month periods ended September 30, 2005 only include eight days of Kelley’s operations (from September 22, 2005, the date we acquired Kelley, through September 30, 2005). The comparison in this Management’s Discussion and Analysis or Plan of Operation and this Management’s Discussion and Analysis or Plan of Operation should be read with these facts in mind.
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
Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, estimated gross profits on long term construction contracts, the provision for uncollectible accounts receivable, analysis of the value of goodwill, and issuance of shares for service.
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
Stock-Based Compensation
We have historically accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applied to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date.
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
Inventory
Inventory consists of networking materials and equipment in the process of being installed, and materials purchased specifically for customer contracts, at the balance sheet date. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. We have reviewed our inventory for obsolescence on a quarterly basis since operations began and have not written-off any inventory for obsolescence other than the $201,407 shown in the accompanying unaudited financial statements.
Fair Value of Financial Instruments
Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of September 30, 2006 and December 31, 2005, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.
Accounting for Impairments in Long-Lived Assets
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We periodically evaluates the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable.
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
Basic and Diluted Net Loss Per Share
Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all of our common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to our net losses.
Our significant components of common stock equivalents are our convertible debentures (all of which have been retired effective June 30, 2006), warrants and stock options.
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,770,000 and 972,500 shares of common stock remained outstanding as of September 30, 2006 and December 31, 2005, respectively. These stock options have a vesting period of 26 to 30 months from the date of grant.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of our common stock. The number of common shares which could be exchanged by us for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on our price per common share as quoted on the OTC bulletin board on the date of conversion. Since we were not able to determine the price per common share of our common stock in the future, we did not believe we could reasonably determine the number of common shares to be issued pursuant to an exchange of our convertible debentures for common shares. Therefore, we could not accurately determine the number of common shares which could be exchanged by us that are related to the convertible debentures as of December 31, 2005.
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
RESULTS OF OPERATIONS
SALES
We generated consolidated sales of $15,817,664 for the nine months ended September 30, 2006, as compared to $221,959 for the nine month period ended September 30, 2005. The increase in sales for this nine month period when compared to the same nine month period last year is due to the inclusion of a full nine month’s worth of sales for the nine months ended September 30, 2006 as compared to only including sales from eight days of operations for the nine months ended September 30, 2005.
COST OF GOODS SOLD
Cost of goods sold for the nine months ended September 30, 2006 were $12,684,666 compared to $169,725 for the nine months ended September 30, 2005. Our cost of good sold increased for the nine months ended September 30, 2006 when compared to the same period in 2005 due to the inclusion of a full nine month’s worth of cost of goods sold for the nine months ended September 30, 2006 as compared to only including cost of goods sold from eight days of operations for the nine months ended September 30, 2005.
GROSS PROFITS
Gross profits for the nine months ended September 30, 2006 were $3,132,998 or 19.8% compared to $52,234 or 23.5% for the nine months ended September 30, 2005.
OPERATING EXPENSES
Operating expenses for the nine months ended September 30, 2006 amounted to $3,540,712 compared to $7,118,923 for the nine months ended September 30, 2005. The decrease was due to issuance of warrants to Company executives that resulted in a non-cash officer compensation charge of $6,575,426 during the nine months ended September 30, 2005. Additionally, investor relations costs decreased from $241,685 for the nine months ended September 30, 2005 to $137,925 for the nine months ended September 30, 2006. Such decreases were offset by an increase in salaries from $28,390 for the nine months ended September 30, 2005 to $1,770,666 for the nine months ended September 30, 2006, because the salaries for the nine months ended September 30, 2006 includes salaries for the full nine month period as compared to only including salaries from eight days for the nine months ended September 30, 2005. Other significant components of operating expenses for the nine months ended September 30, 2006 included consulting fees of $221,223, insurance expense of $250,164, rent of $137,091, and professional fees of $135,266.
OTHER EXPENSE
Other Expense for the nine months ended September 30, 2006 was $985,986 compared to $930,918 for the nine months ended September 30, 2005. The increase in Other Expense is primarily due to an increase in interest expense from $930,918 for the nine months ended September 30, 2005 to $1,695,305 due to increased borrowings, and a net loss on the disposition of assets of $201,407, net of a gain on the disposition of assets of $6,955 for the nine months ended September 30, 2006, compared to $0 for the nine months ended September 30, 2005. The increase is partially offset by a gain on debt restructuring in the amount of $903,771 for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005.
NET LOSS
Net Loss for the nine months ended September 30, 2006 was $2,563,941 compared to $10,128,367 for the nine months ended September 30, 2005 due to the reasons set forth above.

BASIC AND DILUTED LOSS PER SHARE
Our basic and diluted loss for the nine months ended September 30, 2006 was ($0.07) compared to ($0.49) for the nine months ended September 30, 2005 due to a decrease in our net loss, in addition to an increase in our weighted average number of shares outstanding from 20,606,252 for the nine months ended September 30, 2005 to 35,837,851 for the nine months ended September 30, 2006.
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005
RESULTS OF OPERATIONS
SALES
We generated sales of $4,174,364 for the three months ended September 30, 2006, as compared to $221,959 for the three month period ended September 30, 2005. The increase in sales for this quarter when compared to the same quarter last year is due to the inclusion of a full three month’s worth of sales for the three months ended September 30, 2006 as compared to only including sales from eight days of operations for the three months ended September 30, 2005.
COST OF GOODS SOLD
Cost of good sold for the three months ended September 30, 2006 were $3,165,793 compared to $169,725 for the three months ended September 30, 2005. Our cost of goods sold increased for the three months ended September 30, 2006 when compared to the same period in 2005 due to inclusion of a full three month’s worth of cost of goods sold for the three months ended September 30, 2006 as compared to only including cost of goods sold from eight days of operations for the three months ended September 30, 2005.
GROSS PROFITS
Gross profits for the three months ended September 30, 2006 were $1,008,571 or 24.2% compared to $52,234 or 23.5% for the three months ended September 30, 2005.
OPERATING EXPENSES
Operating expenses for the three months ended September 30, 2006 amounted to $1,278,994 compared to $165,634 for the three months ended September 30, 2005. The increase was due to the increase in salaries from $28,390 for the three months ended September 30, 2005, to $612,978 for the three months ended September 30, 2006. The increase in salaries for is a result of the inclusion of salaries for the full three month period ended September 30, 2006 as compared to only including salaries from eight days for the three months ended September 30, 2006. Other significant components of operating expenses for the three months ended September 30, 2006 included investor relations fees of $72,142, consulting fees of $64,984, insurance expense of $94,717, and rent of $45,640.
OTHER EXPENSE
Other Income Expense for the three months ended September 30, 2006 was $357,177 compared to $431,467 for the three months ended September 30, 2005. The decrease in Other Expense is primarily due to a decrease in interest expense from $431,467 for the three months ended September 30, 2005 to $155,770 for the three months ended September 30, 2006, due to the debt restructuring effective June 30, 2006. This decrease was partially offset by a loss on the disposition of assets in the amount of $201,407.
NET LOSS
Net Loss for the three months ended September 30, 2006 was $627,600 compared to $1,925,165 for the three months ended September 30, 2005 primarily due to the reasons set forth above.
BASIC AND DILUTED LOSS PER SHARE
Our basic and diluted loss for the three months ended September 30, 2006 was ($0.02) compared to ($0.11) for the three months ended September 30, 2005 due to a decrease in our net loss, as described above, in addition to an increase in our weighted average number of shares outstanding from 17,764,338 for the three months ended September 30, 2005 to 29,180,914 for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, our current assets were $3,600,303 and current liabilities were $4,326,544. Cash and cash equivalents were $133,664. Our stockholders’ deficit at September 30, 2006 was ($565,439). We had a net usage of cash from operating activities for the nine months ended September 30, 2006 and 2005 of $(1,486,584) and ($2,434,028), respectively. We had a net usage of cash from investing activities for the nine months ended September 30, 2006 and 2005 of ($793,207) and ($59,523), respectively. We had net cash provided by financing activities of $1,997,518 and $2,768,883 for nine months ended September 30, 2006 and 2005, respectively. We had $7,363,712, (including $4,560,000 in factorings) from borrowings in the nine months ended September 30, 2006 as compared to $2,074,139 (including $128,750 in factorings) in the corresponding period last year.
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
On August 1, 2006, we entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services. We have agreed to pay a commission of 7% on all units sold by this broker-dealer, payable in cash and in stock. On November 13, 2006, we issued 5,000,000 shares of common stock and issued 5,000,000 warrants to purchase our common stock at an exercise price $.60 per share, in a private placement, generating $1,000,000 in gross proceeds. We paid a total of $105,000 of commissions in connection with this private placement to the licensed broker-dealer and to a financial advisor.
On October 4, 2006, we entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services, including sales of units of our common stock and warrants. We have agreed to pay a commission of 7% on all units sold by this broker-dealer, payable in cash, and to issue warrants equal to 7% of the amount of warrants sold by this broker-dealer. Additionally, in the event this broker-dealer raises in excess of $2,000,000 for us, we have agreed to issue 250,000 shares of our common stock in exchange for an exclusive one-year financial advisory services contract with the broker-dealer.
FINANCING ACTIVITIES
On November 13, 2006, we issued 5,000,000 shares of common stock and issued 5,000,000 warrants to purchase our common stock at $.60 per share, in a Private Placement, generating $1,000,000 in proceeds. We paid a total of $105,000 of commissions in connection with this private placement to the licensed broker-dealer and to a financial advisor.
During the nine months ended September 30, 2006, we entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess was able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse on seller. All of NIC’s assets including accounts receivable, inventories, equipment and promissory notes were collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account would be reserved and would be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At September 30, 2006, all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	500,000	5,000
4/12/2006	200,000	5,000
3/27/2006	450,000	5,000
3/20/2006	650,000	5,000
3/9/2006	360,000	5,000
2/21/2006	100,000	5,000
2/16/2006	850,000	5,000
1/30/2006	150,000	5,000
1/27/2006	650,000	5,000

Totals	4,560,000	$50,000
Repayments	4,560,000

Balance at September 30, 2006	$0

Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of our Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. We are obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. We are obligated to make principal and interest payments in the aggregate amount of $225,000 for the 12 months ended September 30, 2007, and $663,357 for the 12 months ended September 30, 2008.
The Amended and Restated Promissory Notes also provide:
•	if prior to our full payment and satisfaction of the Amended and Restated Promissory Notes, we borrow monies or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to both holders 20% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when we are obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing; and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, our earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay to both holders 13% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.
Effective June 30, 2006, we entered into a Loan Restructure Agreement with Preston Capital Partners, LLC, the holder of convertible debentures in the aggregate amount of $375,000 with interest rates of 6% or 8% per annum, pursuant to which all convertible debentures were cancelled. In connection with the Loan Restructure Agreement, we issued Preston Capital Partners, LLC a promissory note in the principal amount of $375,000 with an interest rate of 7% per annum. We are obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008. Beginning in February 2008, we are obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.
In the event of a default on the new promissory note, Preston has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of our common stock.
Effective June 30, 2006, we entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess Private, whereby we cancelled 5,729,000 warrants and convertible debentures with a face amount of $7,300,000 and Dutchess forgave approximately $500,000 of accrued interest. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642. We are obligated to make the following monthly principal and interest payments for the 12 months ended September 30;

2007	$495,000
2008	975,000
2009	1,350,000
2010	1,725,000
2011	3,036,000

Total	$7,581,000

The Loan Restructure Agreement also provides:
•	that we must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of our assets and to borrow money or sell our common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000;

•	if prior to our full payment and satisfaction of the new promissory note, we borrow money or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds;

•	if at any time during which the new promissory note remains unpaid, our earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB; and

•	that we must obtain written consent of Dutchess, not to be unreasonably withheld, to sell any of our assets (other than the sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, we shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after we receive the funds.
In the event of a default on the new promissory note, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures and warrants that have been retired, including conversion into and/or purchase of shares of our common stock.
COMMITMENTS
During the nine months ended September 30, 2006, we entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. We are obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.
During the nine months ended September 30, 2006, we entered into an agreement with a third party to provide financial advisory services. The agreement and subsequent amendments required us to pay a monthly retainer through November 22, 2006. The aggregate amount of the monthly retainers was paid with $150,000 in cash and we agreed to issue 294,871 shares of common stock, valued at $110,000, which were issued in November 2006. In addition, we are required to pay certain bonus amounts based on performance and consummation of successful fund raising efforts ranging from 3.5% to 5.5% of funds raised, depending on the nature of the funds raised.
Upon the acquisition of Kelley, we entered into a note payable to a bank dated August 30, 2005, which bears interest at a variable rate of 2% over the Prime Rate, or 10.25% per annum as of September 30, 2006. Monthly principal payments of $20,834 are due on this note through September 15, 2008. The balance of $499,045 remained outstanding as of September 30, 2006, and included a current portion of $250,008 as of September 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to us.
Upon the acquisition of Kelley, we entered into a note payable to a bank dated September 20, 2005 which bears interest at a fixed rate of 7.50% per annum. Monthly principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $724,879 remained outstanding as of September 30, 2006, and included a current portion of $349,548 as of September 30, 2006. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to us.
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to James Michael Kelley, the CEO and founder of Kelley, which bear interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $202,304 remained outstanding as of September 30, 2006, all of which was current.
Upon the acquisition of Kelley, we assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $39,516 remained outstanding as of September 30, 2006.

We entered into a $126,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% per annum and is payable in monthly installments of $8,000 for the first nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of September 30, 2006 was $24,000.
We entered into a $54,000 note payable in January 2005 in connection with the COM acquisition. This note bears interest at 6.00% per annum and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of September 30, 2006 was $10,926.
OTHER COMMITMENTS
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the three months ended September 30, 2006 amounted to approximately $47,000. Kelley is obligated to pay rent amounts as follows:

For the year ended:
September 30, 2007	$160,000
September 30, 2008	$28,000
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
Payroll tax liabilities of $273,281 and $371,213 were payable at September 30, 2006 and December 31, 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. We have been and remain current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan that we presented whereby we are obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.
We are obligated to complete the design and build-out of a cable television and internet system to approximately 2,000 homeowners located in Henderson, Nevada. We anticipate that it will cost an additional $200,000 approximately, to complete the design and build-out of these systems. In addition, we anticipate additional costs once the systems are designed and built, in order to install the systems into the residential homes.
On August 1, 2006, we entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services, including sales of units of our common stock and warrants, related to a Private Placement. On November 13, 2006, we issued 5,000,000 shares of our common stock and we issued 5,000,000 warrants to purchase our common stock at an exercise price of $.60 per share in connection with this Private Placement, generating $1,000,000 in gross proceeds. We paid a total of $105,000 in commissions in connection with this transaction.
On October 4, 2006, we entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services, including sales of units of our common stock and warrants. We have agreed to pay a commission of 7% on all units sold by this broker-dealer, payable in cash, and to issue warrants equal to 7% of the amount of warrants sold by this broker-dealer. Additionally, in the event this broker-dealer raises in excess of $2,000,000 for us, we have agreed to issue 250,000 shares of our common stock in exchange for an exclusive one-year financial advisory services contract with the broker-dealer.
MATERIAL TRENDS AND UNCERTAINTIES
As a result of winding down the operations at our NIC and COM subsidiaries, and the additional progress we have made in executing our turnaround plan (which has resulted in the successful restructuring of $9.1 million of convertible debt into $7.5 million in promissory notes with 5 year and 2 year terms and stated interest rates at 7%, and retirement of over 5.9 million warrants to purchase our common stock, increases in our revenues and in our gross margins) we believed that our Company name of Network Installation Corp. was no longer indicative of our current lines of business, our historical financial results or our plan for the future. As a result, on October 25, 2006, we changed the name of our Company to Siena Technologies, Inc. On November 13, 2006, we issued 5,000,000 shares of our common stock, and warrants to purchase 5,000,000 shares of our common stock at a purchase price of $.60 per share, in exchange for $1,000,000 in cash, in a private placement. In addition, management is considering a Quasi-Reorganization transaction, which would in essence provide us with “fresh-start” accounting and reclassify our historical retained deficits into Additional Paid in Capital. However, it is too early for management to determine whether this is the appropriate time for such a transaction due to the growing deficit in our stockholders’ equity, our continued net losses and our cash shortages that we continue to experience.
We are continuing to focus on the growth and financial performance of our Kelley subsidiary and have increased our gross margins at Kelley from 12% in the fourth quarter of 2005 to in excess of 24% in the third quarter of 2006. In addition, we have increased the size and restructured our sales and marketing departments in an effort to increase our sales efforts and boost revenues. During the third quarter of 2006, we continued to service, and completed the majority of our remaining work on the Green Valley Ranch project in Las Vegas, Nevada, and we completed our contracts with the Palms Casino & Resort in Las Vegas, Nevada at the Palms Playboy Club, Palms Moonbar and other projects at the Palms. In addition, we continued to service our contract with Santa Fe Station Casino, also in Las Vegas, Nevada and we expect to complete the Santa Fe project in the fourth quarter of 2006. With the completion of the Santa Fe project, it will mark the fourth successful design, delivery and installation of our patent pending Race & Sports book technology product, which has generated more than $11 million in revenues for us. The Green Valley Ranch and Santa Fe projects, both of which are owned by Station Casinos, combined for more than $3 million in revenues during the third quarter 2006, or nearly 72% of our revenues for the quarter. The combined projects that we serviced for the Palms amounted to more than $500,000 in revenues for the quarter or another 12% of our revenues for the quarter. Station Casinos and Palms are two significant customers and if our relationships with these customers were to be terminated, it would have an adverse impact on our financial condition and results of operations.
We are currently servicing customers on contracts with a backlog approaching $8 million. Such amounts will be recognized as revenues in our financial statements on the Percentage of Completion Method of Accounting for Long Term Construction Contracts over the next 12 to 18 months. Gross Margins on these contracts are estimated at 27%, which will contribute approximately $2,160,000 million in cash flows over the same period of time.
Due to the cyclical nature of our business, we anticipate a decrease in revenues in the fourth quarter of 2006 and we may also experience a decrease in revenues in the first quarter of 2007. While the decrease in revenues will likely be partially offset by our continuing increase in gross margins, we are experiencing and are likely to continue to experience, cash shortages. In addition, commencing in January 2007, our monthly debt service will increase by approximately $60,000 per month for the first nine months of 2007 and then will increase by an additional $25,000 per month for the remainder of 2007. If our cash flows are insufficient to cover the repayment terms of such debt, we intend to attempt to refinance such obligations, however, there can be no assurance that such financing efforts will be successful. While we are aggressively pursuing additional financing and capital for the Company, there can be no assurances that our fundraising efforts will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due and we will then seek to scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern. Management estimates that current cash on hand, including the aforementioned $1 million raised in a private placement, in addition to expected collections of outstanding receivables will allow us to manage our existing operations for another 60 to 90 days if we do not secure additional funding. While we have made significant progress on raising additional equity, partnering with a specialty finance company to provide letters of credit and receivable factoring (both of which will significantly increase our ability to meet our cash flow needs with our product suppliers and vendors), and certain lending institutions that are interested in project financing of our Tuscany cable opportunity, there can be no assurance that any one or all of these opportunities will be successful.
SUBSIDIARIES
As of September 30, 2006, we had four wholly-owned subsidiaries, Network Installation Corp., Del Mar Systems International, Inc., Kelley Communication Company, Inc, and Com Services, Inc.
ITEM 3. CONTROLS AND PROCEDURES.
As of September 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended September 30, 2006, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In March 2006, Lisa Cox filed a lawsuit styled, Cox v. Kelley Communication Company, Inc., et al. (Case # A518083) in Clark County, Nevada against Kelley Technologies, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. At this time, it is too early to determine the outcome of such allegations, however, management intends to vigorously defend the claim. No adjustments have been made in the accompanying financial statements as a result of this allegation, and management believes that in the event Ms. Cox is successful in her pursuit, the impact on us will not be material.
We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of these litigations will, including those discussed above, have a material impact on our financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
NONE.
All of the securities described above were issued in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, that provides an exemption from registration for “transactions by the issuer not involving a public offering.”
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
NONE.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.
ITEM 5. OTHER INFORMATION.
NONE.
ITEM 6. EXHIBITS.

Exhibits.
No.	Description
2.1	Plan of Reorganization between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 2.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Reorganization between the Company and Robert and Sherry Rivera dated November 1, 2005 (included as exhibit 10.1 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

3.1	Articles of Incorporation, dated March 24, 1998 (included as exhibit 3.1 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.2	By-laws, dated March 24, 1998 (included as exhibit 3.2 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

Exhibits.
No.	Description
3.3	Amendment to By-laws, dated May 6, 1999 (included as exhibit 3.2.2 to the Form 10-SB filed May 14, 1999, and incorporated herein by reference).

3.4	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.2 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.3 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.6	Certificate of Amendment to Articles of Incorporation, dated January 10, 2003 (included as exhibit 3.3 to the Form 10-KSB filed April 15, 2003, and incorporated herein by reference).

3.7	Certificate of Amendment to the Certificate of Incorporation, dated June 26, 2003 (included as exhibit 4.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

3.8	Certificate of Amendment to Articles of Incorporation dated October 25, 2006 (included as exhibit 3.1.5 to the Form S-8 filed November 2, 2006, and incorporated herein by reference).

4.1	Form of Warrant, dated December 1, 2004 (included as exhibit 4.19 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.2	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 9, 2004 (included as exhibit 4.20 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.3	Form of Warrant, dated December 9, 2004 (included as exhibit 4.21 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.4	Convertible Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated December 22, 2004 (included as exhibit 4.22 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.5	Form of Warrant, dated December 22, 2004 (included as exhibit 4.23 to the Form 10-KSB filed May 6, 2005, and incorporated herein by reference).

4.6	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.24 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.7	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 6, 2005 (included as exhibit 4.25 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.8	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.26 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.9	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 21, 2005 (included as exhibit 4.27 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.10	Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 3, 2005 (included as exhibit 4.28 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.11	Form of Debenture between the Company and Preston Capital Partners, LLC, dated February 10, 2005 (included as exhibit 4.29 to the Form 10-QSB filed May 24, 2005, and incorporated herein by reference).

4.12	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.30 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.13	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.31 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.14	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.32 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.15	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.33 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

Exhibits.
No.	Description
4.16	Form of Debenture between the Company and Preston Capital Partners, dated May 26, 2005 (included as exhibit 4.34 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.17	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.35 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.18	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.36 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.19	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.37 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.20	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.38 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.21	Form of Debenture between the Company and Preston Capital Partners, dated June 20, 2005 (included as exhibit 4.39 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.22	Collateral Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 19, 2005 (included as exhibit 4.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.23	Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.2 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.24	Debenture Registration Rights Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.3 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.25	Subscription Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.4 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.26	Warrant between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.5 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.27	Promissory Note between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 4.6 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.28	Promissory Note between the Company and Robert Unger, dated September 22, 2005 (included as exhibit 4.7 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.29	Security Agreement between the Company and Dutchess Private Equities Fund L.P. and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.8 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.30	Promissory Note between the Company and Robert and Sherry Rivera, dated November 1, 2005 (included as exhibit 10.2 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.31	Security Agreement between the Company and Spectrum Communication Cabling Services, Inc., dated November 1, 2005 (included as exhibit 10.3 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.32	Form of Debenture between the Company and Preston Capital Partners, dated July 20, 2005 (included as exhibit 4.50 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.33	Form of Debenture between the Company and Preston Capital Partners, dated August 17, 2005 (included as exhibit 4.51 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.34	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.52 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.35	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.53 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

Exhibits.
	No.	Description
	4.36	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.54 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

	4.37	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.55 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

	4.38	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 10, 2006 (included as exhibit 4.1 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

	4.39	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Advisors, Ltd., dated March 10, 2006 (included as exhibit 4.2 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

	4.40	Promissory Note dated August 1, 2000 by the Company and Kelley in favor of Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., (included as exhibit 4.58 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	4.41	Promissory Note dated August 7, 2000 by the Company in favor of Preston Capital Partners, (included as exhibit 4.59 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	4.42	Amended and Restated Promissory Note dated August 14, 2006, by the Company in favor of Michael Kelley, (included as exhibit 4.60 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	4.43	Amended and Restated Promissory Note dated August 14, 2006 by the Company in favor of Robert Unger (included as exhibit 4.61 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	10.1	Stock Purchase Agreement between the Company, Raymond Mallory, and Will Stice, dated January 17, 2005 (included as exhibit 2.1 to the Form 8-K filed January 24, 2005, and incorporated herein by reference).

*	10.2	Employment Agreement between the Company and Jeffrey R. Hultman, dated March 7, 2005 (included as exhibit 99.2 to the Form 8-K filed March 9, 2005, and incorporated herein by reference).

*	10.3	Employment Agreement between the Company and Michael V. Rosenthal, dated March 14, 2005 (included as exhibit 99.2 to the Form 8-K filed March 14, 2005, and incorporated herein by reference).

	10.4	Intercreditor Agreement between the Company and Nottingham Mayport, LLC, Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund II, L.P., and Robert Unger, dated September 22, 2005 (included as exhibit 10.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

	10.5	Rescission and Settlement Agreement among the Company and Robert Rivera, Sherry Perry Rivera and Spectrum Communications Cabling Services, Inc., dated January 6, 2006 (included as exhibit 10.1 to the Form 8-K filed January 6, 2006, and incorporated herein by reference).

*	10.6	Employment Agreement between the Company and Chris Pizzo effective March 27, 2006 (included as exhibit 10.37 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	10.7	Loan Restructure Agreement dated August 1, 2006, by and between the Company, Kelley, Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., 2006 (included as exhibit 10.38 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

	10.8	Loan Restructure Agreement dated August 7, 2006, by and between the Company and Preston Capital partners, LLC, 2006 (included as exhibit 10.39 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

**	10.9	Letter Agreement with Ascendiant Securities, LLC dated October 24, 2006, filed herewith.

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Designates a Compensatory Plan.

**	Confidential treatment has been requested for a portion of this document.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIENA TECHNOLOGIES, INC. (Registrant)
Date: November 14, 2006	By:	/s/ Jeffrey R. Hultman
Jeffrey R. Hultman
Chairman & Chief Executive Officer

	By:	/s/ Christopher G. Pizzo
Christopher G. Pizzo
Chief Financial Officer, (Principal Accounting Officer)