Form 10KSB
period 2006-12-31
SIENA TECHNOLOGIES, INC.
filed 2007-05-18
CIK 1069778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 000-25499
SIENA TECHNOLOGIES, INC.
(Exact name of issuer as specified in its charter)

Nevada	88-0390360

State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

5625 South Arville Street, Suite E, Las Vegas Nevada	89118

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 889-8777

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share. (Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
State issuer’s revenues for its most recent fiscal year: $18,758,496.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 10, 2007: $3,327,494 (Based on 22,183,294 shares held by non-affiliates and the closing price of our stock of $0.15 on May 10, 2007.)
State the number of shares outstanding of each of the registrant’s classes of common stock as of May 10, 2007: 42,163,691.
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☑

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Network Installation Corp.)

PART I
ITEM 1. DECRIPTION OF BUSINESS.
OVERVIEW
We are a company that currently does business through our wholly owned subsidiary, Kelley Communication Company, Inc. (“Kelley”). Kelley has two operating divisions, Kelley Technologies and Enhance Home Technology (“Enhance”). Kelley specializes in the design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets. Kelley has developed a Patent-Pending, proprietary, next-generation Race and Sports Book technology platform designed for the gaming industry. In addition, Kelley has acquired exclusive rights to sell Techcierge™, a “smart building” software management system. The rights are exclusive in Nevada, Arizona and California with regard to the Multiple Dwelling Unit (“MDU”) marketplace and the rights are exclusive on a worldwide basis with regard to the gaming and casino marketplace. In addition, Kelley has acquired non-exclusive rights to sell Condoplex, a “smart building” security and surveillance software and hardware system.
Kelley’s systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, Texas and the Caribbean.
Kelley Technologies services commercial customers primarily in the gaming, entertainment and MDU markets. Enhance services customers who own high-end single family homes as well as condominium owners in MDU hi-rise buildings. From these two operating divisions, Kelley generates revenues from multiple sources including:
•	Design fees;

•	Build and project management fees;

•	Software licensing fees;

•	Design and build of Patent-Pending race and sports book technology platforms;

•	Licensing of building management software;

•	Design and sale of high end home automation technologies (“Smart Homes”).
In the future, we may also offer Triple Play services to condominium owners in MDU developments. Triple Play services include providing cable television, hi-speed internet and telephone/voice services. If we are successful in our efforts, our revenue streams will then also include monthly recurring revenues from cable television services, high speed internet service and telephone/voice services.
HISTORY
We incorporated in the State of Nevada as Color Strategies on March 24, 1998. On December 23, 1999, we changed our name to Infinite Technology Corporation. On April 25, 2000, we changed our name to Flexxtech Holdings, Inc. On July 10, 2003, we changed our name to Network Installation Corp. On October 25, 2006, we changed our name from Network Installation Corp. to Siena Technologies, Inc. (“Siena”).
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
In January 2005, we acquired COM Services, Inc. (“COM”), a privately-held California corporation. COM provided installations of cabling infrastructure for school districts and universities and colleges.
On September 22, 2005, we acquired Kelley Communication Company, Inc. Kelley has two operating divisions, Kelley Technologies and Enhance Home Technology. Kelley specializes in the design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets.
On November 4, 2005, we announced the acquisition of Spectrum Communications Cabling Services, Inc., a complete solution network service firm which provides network design, installation and maintenance of voice and data network systems. On January 6,

2006, we announced the rescission of our acquisition of Spectrum due to material philosophical differences between the parties regarding operations as well as our future direction.
In the second quarter of 2006, we finalized our plans to discontinue operations at our NIC and COM subsidiaries. We decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of our subsidiary, Kelley.
INDUSTRY OVERVIEW — GAMING
The gaming industry is a high growth industry with ownership increasingly consolidated among several large casino and hotel owners, and a large number of much smaller competitors. The industry tends to be clustered in Las Vegas, Nevada, but also has a presence in Atlantic City, New Jersey and the Caribbean, and on Indian land in many states across the U.S. Casinos, resorts and hotels in the gaming industry, more than most leisure industries, depend on flashy special effects, large video boards and advanced audio systems to compete for the attention of gamblers and consumers. We believe this offers us a growth opportunity to sell our automated system networks known as “smart technologies.”
INDUSTRY OVERVIEW — MULTIPLE DWELLING UNITS
We believe there is a trend developing in the U.S. whereby Multiple Dwelling Units, or MDUs, are increasingly being built in urban areas around the country. Miami, San Diego and Las Vegas seem to be at the center of this trend. The high-rise MDUs cater to upscale residents and visitors, many of which desire “smart home” products for their condos. “Smart homes” include a level of automation that allows touch panel control for any/all of the following systems: audio, video, telephone, data, lighting, shades, HVAC, vacuum and security. Due to less and less buildable land close in to these urban centers, the trend of building upward seems likely to continue, as it did in larger cities that ran out of space earlier in their development cycles. We believe this increase in MDU developments will offer us the opportunity to sell our automated system networks, Techcierge™ (a proprietary “smart building” software management system), Condoplex (a proprietary “smart building” security and surveillance system) as well as our “smart home” technology systems to homeowners, and we have begun to target this industry as a potential area of growth for us, however there can be no assurances that our efforts will be successful. In addition, in certain MDU opportunities, we have the ability to provide cable, high speed internet and telephone services, known in our industry as the “Triple Play.” Since we are in discussions with developers and owners of MDU properties early on in their life cycles, we have the unique ability to pitch and bid on providing these services to their condominium owners throughout the building, usually in an arrangement that provides us with exclusivity. We have entered into a contract to provide the Triple Play services with a multiple mid-rise condominium development, One Las Vegas, in Las Vegas, Nevada and we are actively pursuing other similar opportunities, although there can be no assurance our efforts will be successful. The Triple Play service model will provide us with a monthly, recurring revenue stream, which is something we have made concerted efforts to achieve in our business. The systems that allow us to provide the Triple Play services at One Las Vegas are estimated to cost us approximately $350,000 and we are schedule to begin building and testing those systems in the third quarter of 2007, with a projected date of December 1, 2007 to turn the systems on and begin providing service.
OUR BUSINESS
Prior to our acquisition of Kelley in September 2005, our business was located in Irvine, California. We focused on the design, installation, and deployment of specialty communication systems for data, voice, video and telecom. Our technicians designed the applications required for network build-outs, structured cabling, deployment, security, training, and technical support and Wi-Fi, Voice over Internet Protocol, or VoIP, and traditional telecom products. During 2005, we earned revenue from: (i) the installation of data, voice, video and telecom networks; (ii) the resale of installed networking products; and (iii) consulting services in the assessment of existing networks. Our customers included Fortune 1000 companies, K-12 schools, colleges and local and regional municipalities.
After our acquisition of Kelley in September 2005, we focused our efforts on Kelley’s primary markets as we believe those markets offer the best opportunity for growth. We also analyzed our two locations and determined we could decrease costs by consolidating our operations in Las Vegas. As a result, in the fourth quarter of 2005, we began to migrate our business toward Kelley’s opportunities. We stopped taking on new business through our subsidiaries located in California, NIC and COM, and finished our existing projects. In March 2006, we moved our corporate offices from Irvine, California to Las Vegas, Nevada so we would be better able to serve the Las Vegas market. We no longer have any operations in our NIC and COM subsidiaries and we continue to focus our efforts on developing our Kelley subsidiary.
Some of our recent projects include designing and installing the following systems:
•	Restaurant sound and plasma displays;

•	Patent-Pending Race & Sports Book technology platforms, including satellite, cable tv, live horse racing, state of the art video displays with audio, voice and data;

•	Spa and health club audio and video;

•	Hotel guest room television, audio, telecommunications and internet, and control systems to manage them;

•	Convention center and meeting room technologies, including drop down video projection, audio, voice and data networks;

•	Back of the house closed circuit television and audio, voice and data;

•	Hotel and casino public area audio, television voice and data services;

•	Large casino surveillance and security systems;

•	Access control systems;

•	Corporate boardroom touch screen controlled audio, video, video conference, internet, data and telecommunications systems;

•	Large casino wide data networks for slot machines, cash machines, point of sale devices and casino player tracking;

•	Casino wide networked plasma displays for advertising;

•	Casino parking garage and public area background music and paging systems, access control and point of sale networks;

•	Main showroom audio and video systems, theatrical lighting and special effects;

•	Lounge and nightclub systems, video projection, special effects, point of sale networks, theatrical lighting; and

•	Security and surveillance systems and control centers.
We are also offering Triple Play services to condominium owners in MDU developments. If we are successful in our efforts, our revenue streams will then also include monthly recurring revenues from cable television services, high speed internet service and telephone/voice services.
SUPPLIERS
While we are predominately a service company, we purchase and resell products such as networking controllers, cable, TV, software, audio, video, surveillance and other equipment involved in our projects. We purchase our products from various distributors, and, in some cases, directly from the manufacturer. Should any of these distributors and vendors cease operations, our business would not be materially affected because most of these products are readily available from multiple distributors locally, regionally or nationally.
OPERATIONS
After the acquisition of Kelley, we switched our focus to design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets. We also fabricate the servers, routers and other control equipment that run the systems we design. Our employees provide the consulting, design and project management services to our customers. However, we do not have employees to install cable in the projects we design, nor do we install equipment. We fabricate all racked equipment at our facility, test such equipment and then deliver the equipment to the job site. Racked equipment is equipment contained in a rack or cabinet. The racked electronics, speakers, equipment, televisions, conduit or cable on any project are installed by the general or the electrical contractor.
SALES AND MARKETING
Through our wholly owned subsidiary, Kelley, we focus primarily on the gaming, entertainment and luxury residential markets. We believe we are uniquely positioned to serve this market with nearly two decades of service, long standing relationships with key decision-makers, proprietary technologies, and a high quality design and project management team. Additionally, we offer a one-stop shop for high quality, reliable, and efficient system designs, which few of our competitors can do. We believe we have significant growth opportunities within these industries as the industries continue to grow and develop new properties and continue to rely on improved security, audio/visual effects, and other technology advancements.
We generate most new business through repeat business from existing or former clients. We are also contacted directly by customers who learn about us from our reputation in the marketplace. In the past, Kelley did not use sales people to market its services and relied heavily on repeat business from existing customers and word of mouth to generate new sales leads. We have recently restructured our organization chart at Kelley and have shifted the focus of certain employees to promote a much more aggressive sales and marketing strategy. In addition to aggressive outreach for new sales opportunities, we have made numerous changes in our sales and marketing strategy which include but are not limited to: bidding on “build opportunities” from already existing designs; focusing on our proprietary Patent-Pending Race and Sports Book technology platform and aggressively marketing this product to casino owners; establishing a dedicated internal sales team to sell Techcierge™, our proprietary building management software platform, for which we have certain exclusive sales rights; building an in-house showroom to display our product offerings; expanding our geographic outreach, investigating joint venture opportunities with synergistic businesses, and hiring additional sales personnel.
We market our services to the MDU industry because we believe this market poses a growth opportunity for us. In Las Vegas, these high-rises are often affiliated and in some cases attached to existing casino and hotels complexes. Since Kelley has established relationships with many of the developers, architects, and owners of MDU projects, and since the design and project management for the communication technology and systems networks needs of this segment are similar to that for other hi-rise buildings such as the hotel towers attached to casinos, we believe we can enter this market successfully. In addition, Kelley is often introduced to a new MDU opportunity by an architect or by the developer or owner directly. We are then able to upsell many of our services to these customers, who may have initially invited Kelley to the project for its design and build expertise of the “smart building” technologies that these MDU projects need. This gives us a competitive advantage being that we are involved with the decision makers in the project very early on in the process, many of whom prefer to work with Kelley as a one-source solution provider for all of the “smart building” technology needs. This allows us the opportunity to sell many more of our offerings than we were originally called on to provide.
CUSTOMERS
Since our acquisition of Kelley in September 2005, we provide our services primarily to the gaming and MDU industries. We typically work with developers who put the building project together. We also work with architects who oversee the primary design of the project. These individuals will subcontract out specific projects to us as part of an overall building plan.
While the majority of our projects are in Las Vegas, we work with customers in the gaming and luxury residential industries outside of Las Vegas including Atlantic City, New Jersey, Oklahoma, Colorado, California, Texas and the Caribbean.
During 2006, we provided services to Red Rock Hotel Casino Resort and Spa (“Red Rock”), Green Valley Ranch, Santa Fe Station and Fiesta Station, all of which are owned in whole or in part by Station Casinos, Inc. and all are located in Las Vegas, Nevada. The contracts with Stations Casinos accounted for approximately $12.5 million, or approximately 67.6%, of our net revenues for the year ended December 31, 2006.
We believe the Red Rock project was important to us not only for the revenues it generated but also as a platform to showcase our unique experience in developing systems for the gaming industry. As part of the Red Rock project, we developed a proprietary, Patent-Pending Race and Sports Book technology platform. This platform includes three side-by-side jumbo screens that are each 18 by 32 feet. Each of the screens can be divided into ten configurations to display horse races, sporting events and Station Casinos odds. Additionally, there are 213 seats each with TV monitors. We believe this project set a new standard for casinos and will further establish our reputation in the industry, as evidenced by contracts and delivery on three additional Race and Sports Book technology platforms during 2006 and contracts to design two additional Race & Sports Book technology platforms in 2007.
Station Casinos was the first resort and gaming company to purchase our proprietary, Patent-Pending Race and Sports Book technology platform. Subsequent to the delivery on the Red Rock contract, Station Casinos then contracted us to design and deliver our Patent-Pending Race and Sports Book technology platform at Green Valley Ranch and Santa Fe Station, along with an upgrade of their Race and Sports Book systems at Fiesta Station. We successfully designed and delivered on these contracts during 2006. In addition, we have been contracted by Station Casinos to design two additional Race and Sports Book technology platforms for their planned construction of Aliente Station Casino and Resort and Durango Station Casino and Resort and we believe we will also be contracted to deliver the Race and Sports Book technology platform to both properties, each of which could be valued at $3 million. New construction at these two locations is scheduled for late 2007 into 2008. In addition to contracts for the Race and Sports Book technology platforms, there will be opportunities at these properties to bid on the design and delivery of many other “smart building” technology systems at these properties and we plan to aggressively market our services and bid on the contracts for this additional work, however, there can be no assurance that we will be successful in our efforts. We generate a substantial amount of our revenues from our relationship with Stations Casinos, Inc. If this relationship were to end, our net revenues, cash flows and net income would likely decrease in at least the short-term. If this were to happen, we would increase our efforts to find other customers to replace any lost business. However, we may need to lower our bid prices for projects to generate additional business, which could negatively impact our revenues and earnings. Additionally, we may need to increase our marketing expenses to find new customers which could increase our costs.
During 2006, we also designed and delivered our Patent-Pending Race Book technology platform to the Borgata Hotel, Casino & Spa, located in Atlantic City, New Jersey, a joint venture of MGM Mirage and The Boyd Group, in the approximate amount of $1.5 million, and we provided services to Palms Hotel and Casino, located in Las Vegas, Nevada, in the approximate amount of $1.1 million, which included automated “smart building” technology systems at the high profile Playboy Club and the brand new Moon Bar. We also provided automated “smart building” technology to the new Beatles Revolution Lounge at the MGM Mirage Hotel in Las Vegas, valued at approximately $750,000.
As our “smart building” and “smart home” technologies continue to expand, our potential customer base is also expanding. We are currently providing services to the Miracle Mile mall located on the Las Vegas strip, in the approximate amount of $1.7 million, which we expect to complete during the third quarter of 2007. We are also aggressively seeking an additional $1.5 million worth of business at this location as well.

We are currently providing “smart building” and “smart home” technologies to four mid-rise residential condominium projects: One Las Vegas and Mira Villa, located in Las Vegas, Nevada and Houston Mosaic and Endeavor, both located in Houston, Texas. Recently, we were awarded the exclusive rights to market and sell “smart home” technologies to condominium owners in the high profile Panorama Towers located in Las Vegas, Nevada.
STRATEGIC ALLIANCES
Kelley has an agreement dated December 30, 2005, with Simplikate Systems to resell Techcierge™. Techcierge™ is a “smart building” management software that ties amenity, security and management functions together under one simple interface that can be accessed by any PC over the web or integrated with many types of wireless and in-wall touch panels. We resell this smart software as part of our integrated “smart building” technology solutions to our customers. Kelley has the worldwide distribution rights within the hotel and casino market to resell Techcierge™. Kelley was also awarded the exclusive reseller rights to Techcierge™ for the MDU market in Arizona, Nevada and California (our “Market”).
The agreement is for a term of five years, with two automatic renewals for one year terms. We are required to pay $10,000 per month to Simplikate. The sales price to our customers is $50,000 as a one time set up fee for the software, which we then install. In addition, we generate revenues from building management of $10.00 per unit, per month, for condominium owners who have access to the system. Our costs include a one time payment to Simplikate of $35,000 associated with the sale of the system, plus a fee of $7.00 per month, per unit for unit owners who have access to the system. Therefore the net revenues to us are equal to $15,000 on the sale of the system and $3.00 per month, per unit, for owners who have access to the system. In addition, we are entitled to receive a fee of 15% (our “Commission”) of any recurring fees Simplikate received for Techcierge™ from sales made by any authorized reseller of Techcierge™ to developers of new communities, associations or other entities within our Market.
Kelley has an agreement in place with DirecTV to resell DirecTV to approximately 30 casino-based Race and Sports Books. As part of this service, we handle all billing and customer service. We receive a 10% commission from DirecTV for the services purchased.
When we acquired Kelley, it had in place a strategic alliance with a real estate developer to provide approximately 1,900 homes with cable tv, and high speed internet services. We have built the systems necessary to provide basic, expanded and high definition cable tv services and hi-speed internet services and we are currently servicing customers in that community with our services. On April 9, 2007 we sold 50% of our interest in this project to a third party. We now share equally in all revenues, expenses and capital expenditures with that third party on this project. We entered into a Contribution, Assignment and Assumption Agreement (the “Contribution Agreement”) with MCS Services LLC (“MCS”) and Tuscany Services LLC (“Tuscany Services”) pursuant to which Kelley contributed substantially all of its assets used in the operation of the cable system in the Tuscany Community located in Henderson, Nevada (the “Tuscany Assets”) for a 50% interest in Tuscany Services. The Tuscany Assets were valued at $750,000 in the transaction. Pursuant to the Contribution Agreement, MCS contributed $375,000 in cash to Tuscany Services for a 50% interest in Tuscany Services. Upon the closing of the transaction, Tuscany Services immediately distributed $375,000 in cash to Kelley. Kelley incurred approximately $59,000 of professional fees related to this transaction. In connection with the Contribution Agreement, Kelley and MCS also entered into an operating agreement dated April 9, 2007 with respect to the operations of Tuscany Services (the “Operating Agreement”). Pursuant to the Operating Agreement, Kelley and MCS each appointed a manager of Tuscany Services. The managers have equal authority and will direct the day-to-day operations of Tuscany Services. Pursuant to the Operating Agreement, Kelley and MCS are obligated to equally fund Tuscany Services’ cash flow shortage each month, if any, including an initial contribution by Kelley and MCS of $25,000 cash each. Additionally, the Operating Agreement contains a “buy-sell” provision that allows either MCS or Kelley to initiate buy-sell proceedings after the two year anniversary of the Operating Agreement; provided that purchase price for the non-initiating member’s membership interest cannot be less than that member’s capital account plus a 15% annualized rate of return.
INTELLECTUAL PROPERTY
We filed for a Patent-Pending on July 19, 2005 for integrating casino race and sports book information (video and wagering information) and then displaying it to multiple movie theatre sized screens. Capable of displaying dozens of sporting events and horse races simultaneously, this technology allows casino management to immediately change video sources, as well as display them at various sized images of choice, based on the operator’s desire. In addition, this technology enables casino management to have wagering information shown anywhere on the screens. We recently installed this technology at Red Rock on a 100-foot-wide screen, at Green Valley Ranch, Santa Fe Station and Borgata Hotel and Casino and we expect to use this technology in future projects this year. We regard this technology as an important part of our service offerings.
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
COMPETITION
While there are companies that provide communication technology and systems networks, we believe the market is very fragmented and there is no one dominant competitor. Our competitors offer some of the same services we offer but we are not aware of any competitors that offer the same combination of expertise, services and products that we offer to the gaming, resort and hospitality industries. Additionally, we have nearly two decades of service, long standing relationships with key decision-makers, and a high-quality design and project management team. While it is possible that our competitors will increase their service offerings or develop expertise similar to ours, we believe we can compete favorably in the industry.
EMPLOYEES
As of May 15, 2007, we employ 48 full time employees, eight are executives, three are in sales and marketing, seven are administrative, and the bulk of the employees are either in design, fabrication/installation, or project management roles. We believe our relations with all of our employees are good.
SUBSIDIARIES
As of May 15, 2007, we have three wholly-owned subsidiaries: Network Installation Corporation, Kelley Communication Company, Inc., and COM Services, Inc.
ITEM 2. DESCRIPTION OF PROPERTY.
On June 29, 2004, we entered into a lease agreement with Alton Plaza Property Inc. for office space located at 15235 Alton Parkway, Suite 200, Irvine, CA. Our rent was approximately $13,475 per month and the lease had a term of 51 months. We terminated the lease on February 28, 2006, and forfeited approximately $26,000, which included our security deposit and one month’s rent, in order to consolidate our operations in Las Vegas and continue to expand our operations around the Kelley subsidiary.
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the year ended December 31, 2006 amounted to approximately $186,000. Kelley is obligated to pay rent amounts as follows:

For the year ended:
December 31, 2007	$160,000
December 31, 2008	$110,000
Kelley may extend the lease for two additional terms of three years from October 1, 2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

ITEM 3. LEGAL PROCEEDINGS.
In March 2006, Lisa Cox sued Kelley, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. This suit was settled on February 26, 2007, (effective January 31, 2007) whereby we agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares or our common stock to her as well. We paid $30,000 to Mrs. Cox at settlement and we are obligated to pay her $15,000 per year for the next four years on January 31, 2008, 2009, 2010 and 2011. We issued 280,000 restricted shares of our common stock on February 26, 2007. The shares are restricted as follows; 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.
On April 25, 2007, we received a summons and were sued by a company to pay them certain amounts of the profits we may generate in the future related to our contracts that we are currently performing on related to the One Las Vegas project. That company is claiming that we entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The company is basing its request on verbal and email communications we had with them. It is likely that this situation will go to mediation, however, the overall exposure at this point is difficult to determine. We believe that our exposure is limited and that the outcome of this situation will not have a material impact on our financial statements, and that it is too premature at this time to estimate what losses, if any, may be incurred.
We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will, including those discussed above, have a material impact on our financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On October 25, 2006, we held an annual meeting of our shareholders. The business of the meeting included the election of the following individuals as directors for one year terms or until their successors have been elected and qualified:

				Broker
Director	Votes For	Votes Against	Abstentions	Non-Votes
Jeffrey R. Hultman	21,049,019	43,412	—	3,865,537
James Michael Kelley	21,048,239	44,192	—	3,865,537
Christopher G. Pizzo	21,017,839	70,492	4,100	3,865,537
At the meeting, our shareholders also voted to approve the Network Installation Corp. 2005 Stock Option Plan. The table below sets forth the voting for such proposal:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
16,369,652	161,457	38,612	8,388,247
Our shareholders voted to change our name from Network Installation Corp. to Siena Technologies, Inc. The table below sets forth the voting for such proposal:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
21,000,461	88,120	4,320	2,192,901

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2006, as reported by the Bloomberg Financial Network, are as follows:

Quarter Ended	High Bid	Low Bid
March 31, 2005	$2.17	$1.74
June 30, 2005	$1.90	$0.84
September 30, 2005	$1.24	$0.71
December 31, 2005	$1.12	$0.60
March 31, 2006	$0.65	$0.40
June 30, 2006	$0.65	$0.28
September 30, 2006	$0.50	$0.20
December 31, 2006	$0.45	$0.22
NUMBER OF SHAREHOLDERS
As of May 10, 2007, we had approximately 1,040 shareholders of record.
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
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans (including individual compensation arrangements) as of December 31, 2006.

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	3,760,000	$.45	2,240,000
Equity compensation plans not approved by security holders	3,555,000	$.10	0
Total	7,315,000	$.28	2,240,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
EXPLANATORY NOTE
The audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2005 have been amended and restated. In addition, our interim unaudited financial statements reported on Forms 10-QSB for the three months ended March 31, 2006 and 2005, for the three and six months ended June 30, 2006 and 2005 and for the three and nine months ended September 30, 2006 and 2005 have also been amended and restated. The adjustments to these previous filings have been presented in the footnotes to our audited financial statements in this Form 10-KSB.
The restatements that relate to the quarterly periods and the year ended December 31, 2005 adjust our accounting for our issuance of convertible debentures to be in conformity with EITF 00-19, whereby we were required to bifurcate the conversion feature of our convertible debentures from the debt hosts and account for the convertible feature as a derivative liability with changes in fair value being reported in the income statement. In addition, the warrants issued along with the convertible debentures were also required to be classified as derivative liabilities with changes in fair value being reported in the income statement as well.
The restatements that relate to the three quarterly periods ended September 30, 2006 adjust our accounting for; (i) our issuance of convertible debentures, and warrants, to be in conformity with EITF 00-19, (ii) our issuance of a warrant in exchange for common stock in March of 2006, by classifying the warrant as a derivative liability with changes in fair value being reported in the income statement and (iii) our issuance of stock options to employees in accordance with SFAS 123R, due to late adoption.
The financial information included in this 10-KSB referring to the year ended December 31, 2005, and to the quarterly periods ending March 31, 2005 and 2006, June 30, 2005 and 2006 and September 30, 2005 and 2006 includes each accounting restatement.
With regard to our issuances of convertible debentures and related warrants, the change in the value of the derivative liabilities amounted to $3,861,915 for the year ended December 31, 2006 (and also for the six months ended June 30, 2006 and for the nine months ended September 30, 2006 as a result of the retirement of all warrants and beneficial conversion features effective June 30, 2006) and ($1,067,734) for the year ended December 31, 2005. We also incurred interest expense related to the fair value of the beneficial conversion features and the related warrants in excess of proceeds received in the amounts of $1,836,945 and $2,759,752 for the years ended December 31, 2006 and 2005, respectively.
The warrant we issued in exchange for common stock generated a derivative liability in the amount of $1,497,416, with changes in the fair value of $316,761, $403,150, and ($259,168) at March 31, June 30, and September 30, 2006, respectively.
Employee stock option expense that should have been recorded in accordance with SFAS 123R amounted to $36,372, $57,089 and $68,085 for the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.
Our management and our Board of Directors have discussed these matters with Jaspers + Hall, PC, its independent accounting firm for the fiscal year ended December 31, 2005. (Refer to Note 2 to the Consolidated Financial Statements of this 10-KSB for additional detail).
You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section below. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-KSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.
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
After the discontinuance of NIC and COM, our only operating subsidiary is Kelley. Because we reclassified the financial results of NIC and COM into Loss from Discontinued Operations our consolidated financial statements and this Management’s Discussion and Analysis or Plan of Operation only reflect the results of our operations and the results of operations of Kelley for the year ended December 31, 2006. Since we acquired Kelly on September 22, 2005, the financial statements for the year ended December 31, 2005 only include three months and eight days of Kelley’s operations (from September 22, 2005, the date we acquired Kelley, through December 31, 2005). The comparisons in this Management’s Discussion and Analysis or Plan of Operation should be read with these facts in mind.
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
Our accounting policies that are the most important to the portrayal of our financial condition and results of operations, and which require the highest degree of management judgment relate to revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debt, stock options and warrants, the issuance of our common stock for services, the deferred tax asset valuation allowance, and useful lives for depreciable and amortizable assets.
Revenue Recognition
Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, fabrication of racked equipment, project management and delivery generated by Kelley, and installations, cabling and networking contracts generated by NIC and COM subsidiaries in 2005, are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
Our revenue recognition policy during 2005 at our NIC and COM subsidiaries for sale of network products is in compliance with Staff Accounting Bulletin or (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. NIC and COM have been discontinued.
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
Stock Based Compensation
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
Going Concern
Our audited financial statements for the fiscal year ended December 31, 2006, reflect a net loss of ($589,818). These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.
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
Inventory
Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at years end. We generally do not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary and the first-in-first-out method at the COM and NIC subsidiaries, respectively. At December 31, 2006, there is no inventory on hand related to NIC and COM. We have reviewed our inventory for obsolescence on a quarterly basis since operations began and have written-off $529,097 at its Kelley subsidiary, for the year ended December 31, 2006, due to obsolescence.

Fair Value of Financial Instruments
Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2006 and 2005, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.
Accounting for Impairments in Long Lived Assets
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We periodically evaluate the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. At December 31, 2006, we wrote down the carrying amounts of our Tuscany asset held for sale in the amount of $477,295.
Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include estimates that are required to be made in reporting revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debt, stock options and warrants, the issuance of our common stock for services, the deferred tax asset valuation allowance, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
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
The significant components of our common stock equivalents are our convertible debentures and warrants, which have all been retired effective June 30, 2006, and issuance of stock options.
Stock options, which would have had an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,685,000 and 972,500 shares of common stock remained outstanding as of December 31, 2006 and 2005, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged by us for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on our price per common share as quoted on the OTC bulletin board on the date of conversion. Since management can not determine the price per common share of its common stock in the future, management does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, management cannot accurately determine the number of common shares which could be exchanged by us that are related to the convertible debentures as of December 31, 2005. Effective June 30, 2006, all of our convertible debentures were retired.
Warrants, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 12,034,645 shares of common stock remained outstanding as of December 31, 2006 at strike prices that vary from $.01 per share to $.88 per share. An additional 7,231,250 warrants to purchase our common stock at an exercise price of $.50 per share were issued on January 23, 2007.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2005.
NET REVENUES
Net revenues for the year ended December 31, 2006 were $18,758,496 compared to $2,827,835 for the year ended December 31, 2005. The increase in revenues for this year when compared to last year is due to the inclusion of a full year’s worth of revenues from our Kelley subsidiary, for the year ended December 31, 2006 as compared to only including revenues for three months and eight days (since the time we acquired Kelley) of operations from our Kelley subsidiary, for the year ended December 31, 2005.
COST OF REVENUES
Cost of revenues for the year ended December 31, 2006 were $14,684,296 compared to $2,495,671 for the year ended December 31, 2005. Our cost of revenues increased for the 12 months ended December 31, 2006 when compared to the same period in 2005 due to the inclusion of a full year’s worth of cost of revenues from our Kelley subsidiary, for the year ended December 31, 2006 as compared to only including cost of revenues for three months and eight days (since the time we acquired Kelley) of operations from our Kelley subsidiary, for the year ended December 31, 2005.
GROSS PROFITS
Gross profits for the year ended December 31, 2006 were $4,074,200 or 21.7% compared to $332,164 or 13.3% for the year ended December 31, 2005. The increase in gross margin is attributable to management’s decision to focus on improved contract pricing, negotiating more favorable contract terms, longer lead times for purchasing of materials, negotiating for better payment terms and obtaining discounts with vendors and suppliers.
OPERATING EXPENSES
Operating expenses for the year ended December 31, 2006 were $4,770,411 compared to $7,916,345 for the year ended December 31, 2005. The decrease was due to issuance of warrants to Company executives that resulted in a non-cash officer compensation charge of $6,476,085 during the year ended December 31, 2005. Such decreases were offset by an increase in salaries from $226,965 for the year ended December 31, 2005 to $2,388,722 for the year ended December 31, 2006, because the salaries for the year ended December 31, 2006 includes salaries at our Kelley subsidiary for the full year as compared to only including salaries for eight days and three months (the time we acquired Kelley) for the year ended December 31, 2005. Other significant components of operating expenses for the year ended December 31, 2006 included consulting fees of $247,993, insurance expense of $343,034, rent of $182,731, and professional fees of $265,411.
OTHER INCOME (EXPENSE)
Other income (expense) for the year ended December 31, 2006 was $1,018,411 compared to ($1,061,103) for the year ended December 31, 2005 as restated. The decrease from other expense in 2005 to other income in 2006 is primarily due to impairment of goodwill related to the Kelley acquisition in 2005 in the amount of $3,800,000 for the year ended December 31, 2005, compared to $0 for the year ended December 31, 2006, gain on debt restructuring of $1,229,954 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005, and decrease in interest expense from $3,749, 965 for the year ended December 31, 2005, as restated, to $3,114,725 for the year ended December 31, 2006. The decrease was offset by a decrease in adjustments to the fair market value of derivative liabilities of $4,262,043 for the year ended December 31, 2006 compared to $6,488,862 for the year ended December 31, 2005. We also experienced a net loss on the disposition of assets of $522,141 (net of a gain on the disposition of assets of $6,955), impairment of assets held for sale of $477,295, and litigation losses of $108,900 for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005.
The adjustments to the fair market value of our derivative liabilities relate to the warrant issued to Dutchess in March 2006, the warrants issued in connection with our private placement in November 2006, with no comparable transactions for 2005, and adjustments to the fair market value of our derivative liabilities related to the beneficial conversion features in our convertible debentures and the warrants that were issued in conjunction with our convertible debentures. On a quarterly basis, the change in the fair market value of the derivative liability related to the issuance of a warrant to Dutchess amounted to $316,761, $403,150, ($259,168) and $0 for the four quarters ended December 31, 2006, respectively. The change in market value of this derivative liability was not recorded in our unaudited interim financial statements for the three quarterly periods ended September 30, 2006 on our Forms 10-QSB, as originally filed. The change in the fair market value of the derivative liability related to the issuance of warrants in connection with our private placement in November 2006 amounted to ($60,615) for the quarter ended December 31, 2006. On a quarterly basis, the change in the fair market value of the derivative liability related to the beneficial conversion features in our convertible debentures and the warrants that were issued in conjunction with our convertible debentures amounted to $1,680,538 and $381,878 for the three months ended March 31, 2006 and 2005 (as restated), respectively, $2,181,377 and $3,875,100 for the three months ended June 30, 2006 and 2005 (as restated), respectively, $3,861,915 and $4,256,978 for the six months ended June 30, 2006 and 2005 (as restated), respectively, $0 and $1,067,734 for the three months ended September 30, 2006 and 2005 (as restated), respectively, and $3,861,915 and $2,807,366 for the nine months ended September 30, 2006 and 2005 (as restated), respectively. All convertible debentures, beneficial conversion features, and related warrants were retired effective June 30, 2006. The quarterly amounts indicated above, were not included in our previous filings on Form 10-KSB at and for the year ended December 31, 2005 and on Forms 10-QSB for the three quarters ended September 30, 2006 and 2005.
We also incurred interest expense related to the fair market value of our beneficial conversion features and warrants related to the issuance of our convertible debentures in excess of proceeds received. On a quarterly basis related interest expense amounted to ($341,860) and ($481,148) for the three months ended March 31, 2006 and 2005 (as restated), respectively, ($1,114,917) and ($998,753) for the three months ended June 30, 2006 and 2005 (as restated), respectively, ($1,456,777) and ($1,479,901) for the six months ended June 30, 2006 and 2005 (as restated), respectively, $0 and ($896,885) for the three months ended September 30, 2006 and 2005 (as restated), respectively, and ($1,456,777) and ($2,376,786) for the nine months ended September 30, 2006 and 2005 (as restated), respectively. The quarterly amounts indicated above, were not included in our previous filings on Form 10-KSB at and for the year ended December 31, 2005 and on Forms 10-QSB for the three quarters ended September 30, 2006 and 2005.
In addition, we incurred $250,525 of employee stock option expense for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005 as a result of our adoption of SFAS 123R, effective January 1, 2006. On a quarterly basis, the employee stock option expense amounted to $36,372, $57,089, $68,085 and $88,879 for the quarters ended March 31, June 30, September 31, and December 31, 2006, respectively, compared to $0 for all quarterly periods in 2005. The quarterly amounts for the three quarters ended September 30, 2006 were not recorded in our unaudited interim financial statements included on Forms 10-QSB due to late adoption of SFAS 123R.
NET LOSS
Net loss for the year ended December 31, 2006 was ($589,818) compared to ($11,522,788) for the year ended December 31, 2005, as restated. The decrease in net losses are attributable to an increase in revenues and gross profits from $2,827,835 and $332,164, respectively, for the year ended December 31, 2005 to $18,758,496 and $4,074,200, respectively for the year ended December 31, 2006, partially offset by an increase in salaries from $226,965 to $2,388,722 and an increase in other operating expenses from $962,160 to $2,172,532 for the year ended December 31, 2005 to the year ended December 31, 2006. The increases in salaries and other operating expenses are primarily due to the inclusion of the results of Kelley’s operations for a full year in 2006, compared to three months and eight days (the time when we acquired Kelley) for 2005. The decrease in net loss is also attributable to non-cash officer compensation of $6,476,085 in 2005 compared to $0 in 2006 and a decrease in the losses from discontinued operations of $2,877,504 in 2005 to $912,018 in 2006.
Other income (expense) for the year ended December 31, 2006 was $1,018,411 compared to ($1,061,103) for the year ended December 31, 2005 as restated. The decrease from other expense in 2005 to other income in 2006 is primarily due to impairment of goodwill related to the Kelley acquisition in 2005 in the amount of $3,800,000 for the year ended December 31, 2005, compared to $0 for the year ended December 31, 2006, gain on debt restructuring of $1,229,954 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005, and decrease in interest expense from $3,749,965 for the year ended December 31, 2005, as restated, to $3,114,725 for the year ended December 31, 2006. The decrease was offset by a decrease in adjustments to the fair market value of derivative liabilities of $4,262,043 for the year ended December 31, 2006 compared to $6,488,862 for the year ended December 31, 2005. We also experienced a net loss on the disposition of assets of $522,141 (net of a gain on the disposition of assets of $6,955), impairment of assets held for sale of $477,295, employee stock option expense of $250,525 and litigation losses of $108,900 for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005.
BASIC AND DILUTED LOSS PER SHARE
Our basic and diluted loss for the year ended December 31, 2006 was ($0.01) compared to ($0.49) for the year ended December 31, 2005, as restated) due to a decrease in our net loss, as described above, coupled with a larger average number of shares outstanding for the year.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2006, our Current Assets were $2,562,411 and Current Liabilities were $6,027,026. Cash and cash equivalents were $7,808. Our Stockholders’ Deficit at December 31, 2006 was ($2,974,321). We had a net usage of cash from operating activities for the years ended December 31, 2006 and 2005 of ($1,703,781) and ($2,811,342) respectively. We had a net usage of cash from investing activities for the years ended December 31, 2006 and 2005, of ($1,067,853) and ($82,437), respectively. We had net cash provided by financing activities of $2,363,505 and $3,330,514 for the years ended December 31, 2006 and 2005, respectively. We had $2,803,712 from borrowings in the period ended December 31, 2006 as compared to $3,357,114 in the corresponding period last year.

Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Private Equities, L.P., Dutchess Private Equities Fund II, L.P. and Preston Capital Partners, Inc. In 2006 and 2007, we raised $2,157,000 in gross proceeds through two separate private placement offerings with high net worth, accredited investors. Without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.
On August 1, 2006, we entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services. We have agreed to pay a commission of 7% on all units sold by this broker-dealer, payable in cash and in stock. On November 13, 2006, we issued 5,000,000 shares of common stock and issued 5,000,000 warrants to purchase our common stock at an exercise price $.60 per share, in a private placement, generating $1,000,000 in gross proceeds. We paid a total of $105,000 of commissions in connection with this private placement to the licensed broker-dealer and to a financial advisor. On January 23, 2007, we issued 7,231,250 shares of common stock and issued 7,231,250 warrants to purchase our common stock at an exercise price of $.50 per share, in a private placement, generating $1,157,000 in gross proceeds. We paid a total of $35,000 in commissions in connection with this private placement to the licensed broker dealer, on the monies he was responsible for raising.
On December 14, 2006, we entered into an exclusive contract with a financial advisor for financial advisory services, including support in our efforts to sell our interests in a certain broadband services system in the residential community of Tuscany Residential Village located in Henderson, Nevada (“Tuscany”). The initial term is for six months and we have agreed to pay a commission of 5% with respect to any financing transaction and 4% with respect to the sale of Tuscany. In April 2007, we consummated the sale of 50% of our ownership interest in Tuscany and paid a commission to this financial advisor of $15,000.
FINANCING ACTIVITIES
On November 13, 2006, we issued 5,000,000 shares of common stock and issued 5,000,000 warrants to purchase our common stock at $.60 per share, in a Private Placement, generating $1,000,000 in proceeds. We paid a total of $105,000 of commissions in connection with this private placement to a licensed broker-dealer and to a financial advisor.
On January 23, 2007, we issued 7,231,250 shares of common stock and issued 7,231,250 warrants to purchase our common stock at $.50 per share, in a Private Placement, generating $1,157,000 in proceeds. We paid a total of $35,000 of commissions in connection with this private placement to a licensed broker-dealer.
Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of our Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. We were obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. We were obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, we entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby we removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable. As of May 15, 2007 we have not made the monthly payments to Mr. Kelley for March, April or May of 2007, however, Mr. Kelley has waived any default under the agreement.
The Amended and Restated Promissory Notes also provide:
•	if prior to our full payment and satisfaction of the Amended and Restated Promissory Notes, we borrow monies or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to Mr. Unger 20% and Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when we are obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Second Amendment and Restated Promissory Note with Robert Unger, increased this threshold to $4,000,000); and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, our earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay to Mr. Unger 13% and Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.

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
Effective June 30, 2006, we entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess, whereby we cancelled 5,729,000 warrants and convertible debentures with a face amount of $7,300,000 and Dutchess forgave approximately $500,000 of accrued interest. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642. Effective December 31, 2006, we entered into a Second Loan Restructure Agreement with Dutchess whereby we are obligated to make the following monthly principal and interest payments for the years ended December 31:

2007	$300,000
2008	600,000
2009	900,000
2010	1,200,000
2011	1,500,000
January 1, 2012	3,817,859

Total	$8,317,859

The Loan Restructure Agreement and the Second Loan Restructure Agreement also provides:
•	that we must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of our assets and to borrow money or sell our common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000. The Second Loan Restructuring Agreement modified those terms to allow us to borrow money as we deems reasonable with no necessity for Dutchess’ consent;

•	if prior to our full payment and satisfaction of the new promissory note, we borrow money or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds. The Second Loan Restructure Agreement changed the threshold for this repayment from $3,500,000 net proceeds to $4,000,000 in gross proceeds;

•	if at any time during which the new promissory note remains unpaid, our earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB; and

•	that we must obtain written consent of Dutchess, not to be unreasonably withheld, to sell any of our assets (other than the sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, we shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after we receive the funds. The Second Loan Restructure Agreement excluded the sale of our broadband services system at Tuscany from the definition of an Asset Sale.
In the event of a default on the new promissory note, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and reinstate and enforce each of its rights under the aforementioned convertible debentures and warrants that have been retired, including conversion into and/or purchase of shares of our common stock. All other rights, representations and warranties would survive and be governed as agreed pursuant to the loan documents. In the event of a default, we would be obligated to issue to Dutchess stock and warrants for stock of the Company as provided in the loan agreements.
COMMITMENTS
During the year ended December 31, 2006, we entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. We are obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.
We entered into the following borrowing transactions in connection with our acquisition of Kelley:
Upon the acquisition of Kelley, we assumed a note payable to Bank of America (“B of A Note”) dated August 30, 2005, and carrying interest at a variable rate, 2% over the Prime Rate, or 10.25% as of December 31, 2006. Principal payments of $20,834 per month are due on this note through September 15, 2008. We had a balance of $442,449 outstanding as of December 31, 2006 which included a current portion of $250,008.
Upon the acquisition of Kelley, we entered into a note payable to Bank of Nevada (“B of N Note”) dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 per month are payable through September 20, 2008. The balance of $640,807 remained outstanding as of December 31, 2006 and included a current portion of $356,081.
On March 2, 2007, we refinanced the B of A Note and the B of N Note. We used proceeds from the Bank of Nevada to satisfy the B of A Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. We received proceeds of $42,418 from the Bank of Nevada from the new note at closing.
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $152,816, remained outstanding as of December 31, 2006, all of which is current. As of May 15, 2007 we have not made payments to Mr. Kelley for March, April or May of 2007, however, Mr. Kelley has waived any default under the agreement.

Upon the acquisition of Kelley, we assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006.
OTHER COMMITMENTS
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the year ended December 31, 2006 amounted to approximately $186,000. Kelley is obligated to pay rent amounts as follows:

For the year ended:

December 31, 2007	$160,000
December 31, 2008	$110,000
Kelley may extend the lease for two additional terms of three years from October 1, 2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.
The Company is obligated to pay $120,000 at $10,000 per month, for the years ended December 31, 2007, through December 31, 2010 related to an exclusive five year reseller agreement with Simplikate, a software company, dated December 30, 2005.
Payroll tax liabilities of $239,142 and $371,213, are payable at December 31, 2006 and 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. We have been and remain current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by us whereby we are obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.
Effective April 2007, Kelley sold 50% of its ownership interest in Tuscany. Kelley, along with its joint venture partner in Tuscany are obligated to complete the design and build-out of the cable television and internet system to approximately 2,000 homeowners in the Tuscany development located in Henderson, Nevada. We anticipate that it will cost the joint venture an additional $100,000 approximately, to complete the design and build-out of these systems. In addition, we anticipate additional costs once the systems are designed and built, in order to install the systems into the residential homes. The joint venture has various service agreements related to this project for programming, bandwidth, equipment co-location and storage, and administrative services, that range from three to ten years in duration. The minimum monthly obligations on these contracts amount to approximately $8,000 per month, once all services are activated. In addition, there are additional amounts due on certain of these service contracts that are directly related to the number of subscribers that we provide services to. Kelley is responsible for 50% of all of the expenditures related to this joint venture.
In March 2006, Lisa Cox sued Kelley, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. This suit was settled on February 26, 2007, (effective January 31, 2007) whereby we agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares or our common stock to her as well. We paid $30,000 to Mrs. Cox at settlement and we are obligated to pay her $15,000 per year for the next four years on January 31, 2008, 2009, 2010 and 2011. We issued 280,000 restricted shares of our common stock on February 26, 2007. The shares are restricted as follows: 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.
On December 14, 2006, we entered into an exclusive contract with a financial advisor for financial advisory services, including support in our efforts to sell our interests in a certain broadband services system in the residential community of Tuscany Residential Village located in Henderson, Nevada (“Tuscany”). The initial term is for six months and we have agreed to pay a commission of 5% with respect to any financing transaction and 4% with respect to the sale of Tuscany. We paid $15,000 in commissions related to the sale of 50% of our interests in Tuscany in April 2007.
On April 25, 2007, we received a summons and were sued by a company to pay them certain amounts of the profits we may generate in the future related to our contracts that we are currently performing on related to the One Las Vegas project. That company is claiming that we entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The company is basing its request on verbal and email communications we had with them. It is likely that this situation will go to mediation, however, the overall exposure at this point is difficult to determine. We believe that our exposure is limited and that the outcome of this situation will not have a material impact on our financial statements, and that it is too premature at this time to estimate what losses, if any, may be incurred.

MATERIAL TRENDS AND UNCERTAINITIES
During 2006, we continued to execute on our turnaround plan for the company. Some of the highlights of our accomplishments during the year include;
•	Completed the discontinuance of operations at our NIC and COM subsidiaries.

•	Increased in revenues at our Kelley subsidiary from $7 million (both pre and post acquisition) for the year ended December 31, 2005 to $18.6 million for the year ended December 31, 2006. This included the design and delivery on our first four orders for our Patent-Pending Race and Sports Book technology platform, generating over $12 million in revenues for the year ended December 31, 2006. This also included our continued servicing of brand name entertainment properties in Las Vegas including the Playboy Club and Moon Bar at the Palms, and the Beatles Revolution Lounge at MGM Mirage to name a few.

•	Increased gross margins at our Kelley subsidiary from 12% in the fourth quarter 2005 up to 33% in the fourth quarter 2006, resulting from improved contract pricing, more favorable contract terms, longer lead times for purchasing of materials, better payment terms and obtaining discounts with vendors and suppliers.

•	Restructured $9.1 million in convertible debentures into $7.5 million in promissory notes and removed the potential for up to 50% shareholder dilution. In addition, we restructured $900,000 that was due in September 2006 into term loans payable over a two-year period in the principal amount of $780,000 at 7% interest, with payments not beginning until January of 2007. In addition we retired over 5.9 million warrants. All of these transactions were consummated without the use of any of our cash.

•	Changed our name to Siena Technologies, Inc.

•	Created Enhance Home Technology division to provide automated “smart home technologies” to both luxury single family homeowners and luxury condominium owners.

•	Restructured our bank debt, by consolidating our loans with two banks into one, saving 2.5% in interest costs, and extending the repayment term by two years, resulting in $360,000 of cash flow savings for 2007.

•	Reduced interest expense from $1,005,000 in the second quarter of 2006 to $156,000 in the third quarter of 2006.

•	Reduced head count resulting in approximately $500,000 in savings for 2007.

•	Expanded our geographic reach to Houston, various parts of California and now Atlanta and Miami.

•	Obtained our first contract outside of the casino and gaming, and MDU markets, to provide our automated “smart technologies” to a retail mall in Las Vegas.

•	Raised $2,157,000 in private equity.

•	Re-established relationships with over 40 vendors.

•	Accepted terms to sell 50% of our interest in Tuscany, yielding $375,000 in cash proceeds at closing.

•	Restructured our sales and marketing departments, adding more sales people to our staff, and created sales and marketing initiatives, milestones and compensation packages to properly incent our sales team. In addition, we recently partnered with Panasonic to demonstrate our Patent-Pending Race and Sports Book technology platform, using Panasonic projection technology, to our potential customer base, which we believe has led to in excess of $15 million in possible sales opportunities over the next 18 months.
However, we used a substantial amount of our resources to service and deliver on an $8 million contract with Red Rock, which was completed in April 2006. As a result, our business development, and sales and marketing efforts decreased during this time period and in some cases, we redeployed human capital from other projects in process to service and deliver on the Red Rock project. In addition, certain casino and gaming opportunities and certain opportunities in the MDU markets in Las Vegas on which we were bidding, were either canceled, delayed or reduced in size and scope due to various factors beyond our control.

As a result, we are now experiencing a decrease in sales due to the long lead times required in our sales efforts. Our revenues have since decreased for the last three quarters and we expect a similar trend during the first and second quarter of 2007, while we reestablish our business development, and sales and marketing efforts and service and deliver on other ongoing projects. This downturn in sales has continued to present us with cash flow shortages on an ongoing basis. We believe we have enough cash on hand, and through our current receivables and contracts we are actively servicing to last us through the end of May 2006. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due and we will then seek to scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.
Additionally, if our fundraising efforts are unsuccessful, we may default under the terms of all of our loan agreements. If we default under the terms of our loan agreements with Dutchess, James Michael Kelley or Robert Unger, the other party to such agreement has the right to reinstate the previous terms of our loans with that party prior to the debt restructuring. Therefore, if we default under the terms of our Debt Restructuring agreements with Dutchess, James Michael Kelley or Robert Unger, the 5,954,000 warrants that were cancelled will be reissued, which, if exercised could cause substantial dilution to our other shareholders. Additionally, our Loan Restructure Agreement with Dutchess and our Loan Restructure Agreement with Preston cancelled an aggregate of $7,675,000 face amount of convertible debentures that had been issued to Dutchess and Preston. If we default under the terms of these Debt Restructuring agreements, the other party to such agreement has the right to reinstate the terms of our loans with that party prior to the Debt Restructuring. Therefore, if we default under our Debt Restructuring agreements with Dutchess or Preston, the convertible debentures could be reissued, which could create substantial dilution to our shareholders.
It is our intention to continue to expand our service offerings and deploy our expertise in hi-end design, build and project management for our hotel and casino customers into other commercial and residential buildings that are using “smart building technologies” similar to those that we provide. During 2006, we continued our penetration into the MDU markets in Las Vegas, Nevada as well as in Houston, Texas, and we are currently providing services to the building owners, real estate developers and home owners associations at Pinnacle, Mira Villa and One Las Vegas, all in the Las Vegas market and Endeavor and Houston Mosaic in Houston, Texas. In the near future, we will also be providing our services to residential home owners at these developments, offering our suite of “smart home technologies” through our newly formed Enhance Home Technology Division. In addition, in certain MDU opportunities, we have the ability to provide cable, high speed internet and telephone services, known in our industry as the “Triple Play.” Since we are in discussions with developers and owners of MDU properties early on in their life cycles, we have the unique ability to pitch and bid on providing these services to their condominium owners throughout the building, usually in an arrangement that provides us with exclusivity. We have entered into a contract to provide the Triple Play services with a multiple mid-rise condominium development, One Las Vegas, in Las Vegas, Nevada and we are actively pursuing other similar opportunities, although there can be no assurance our efforts will be successful. The Triple Play service model will provide us with a monthly, recurring revenue stream, which is something we have made concerted efforts to achieve in our business.
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
RISKS ABOUT OUR BUSINESS
WE HAVE A SIGNIFICANT CASH FLOW SHORTAGE.
Considering our current cash on hand, our accounts receivable, accounts payable, debt service and other commitments, at our current cash usage rate, we expect to have sufficient cash flow to fund our operations through May 31, 2006, at which point, we will have to substantially reduce our operations and may have to seek protection in the bankruptcy court. We can give you no assurances that we will be able to obtain additional financing on terms that are reasonable or at all.
OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION.
Our audited financial statements for the fiscal year ended December 31, 2006, reflect a net loss of ($589,818). These conditions raised substantial doubt about our ability to continue as a going concern. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and growth plans.
WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.
As of December 31, 2006, we had $6,027,026 in current liabilities. As a result of our level of debt and the terms of our debt instruments:
•   our vulnerability to adverse general economic conditions is heightened;
•	we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
•	we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;
•   our flexibility in planning for, or reacting to, changes in our business and industry will be limited; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
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
WE GENERATE A SUBSTANTIAL AMOUNT OF BUSINESS FROM ONE CUSTOMER AND, IF WE LOST THAT BUSINESS, OUR NET REVENUES, CASH FLOWS AND NET INCOME MAY DECREASE AND OUR EXPENSES MAY INCREASE.
During 2006, we worked on numerous projects for properties owned in whole or in part by Stations Casinos, Inc. These projects accounted for approximately $12.5 million and approximately 67.6% of our net revenues for the year ended December 31, 2006. As a result, we generate a substantial amount of our revenues from our relationship with Stations Casinos, Inc. If this relationship were to end, our net revenues, cash flows and net income would likely decrease in at least the short-term. We would have to then aggressively pursue and eventually find other customers to replace any lost business. However, we may need to lower our bid prices for projects to generate additional business which could negatively impact our revenues and earnings. Additionally, we may need to increase our marketing expenses to find new customers which could increase our costs.

WE NEED ADDITIONAL CAPITAL FOR BUSINESS OPERATIONS AND WE MAY NOT BE ABLE TO FIND SUCH CAPITAL ON FAVORABLE TERMS.
As a result of the decrease in sales over the past four quarters, and some of the contracts entered into by Kelley prior to our acquisition that generated gross margins that were not sufficient to cover our operating costs, and our forecasted revenues for the first and second quarter of 2007, we have been and will likely to continue to experience cash flow shortages. Therefore we are in need of additional capital to fund existing operations. Such financing may not be available, and/or may not be available on terms acceptable to us.
Additionally, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Capital Management LLC, our largest lender. Without such external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.
IF WE DEFAULT ON CERTAIN OF OUR OUTSTAINDING DEBT, OUR SHAREHOLDERS COULD EXPERIENCE SIGNIFICANT DILUTION.
In August of 2006, we restructured certain of our outstanding debt with Dutchess, Preston, James Michael Kelley and Robert Unger (the “Debt Restructuring”). In connection with the Debt Restructuring, we entered into a Loan Restructure Agreement with Dutchess and an Amended and Restated Promissory Note with each of James Michael Kelley and Robert Unger. Effective December 31, 2006, we further restructured our debt with Dutchess and Robert Unger. As part of the Debt Restructuring, outstanding warrants to purchase an aggregate of 5,954,000 shares of our common stock were cancelled. If we default under the terms of our agreement with Dutchess, James Michael Kelley or Robert Unger, the other party to such agreement has the right to reinstate the previous terms of our loans with that party prior to the Debt Restructuring. Therefore, if we default under the terms of our Debt Restructuring agreements with Dutchess, James Michael Kelley or Robert Unger, the 5,954,000 warrants that were cancelled will be reissued, which, if exercised could cause substantial dilution to our other shareholders.
Additionally, our Loan Restructure Agreement with Dutchess and our Loan Restructure Agreement with Preston cancelled an aggregate of $7,675,000 face amount of convertible debentures that had been issued to Dutchess and Preston. If we default under the terms of these Debt Restructuring agreements, the other party to such agreement has the right to reinstate the terms of our loans with that party prior to the Debt Restructuring. Therefore, if we default under our Debt Restructuring agreements with Dutchess or Preston, the convertible debentures could be reissued. The convertible debentures are convertible into shares of our common stock at the lesser of (i) our 75% of our lowest closing bid price during the fifteen (15) trading days prior to the conversion date, or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days prior to the conversion date. Based upon this formula, the conversion price of the convertible debentures as of December 31, 2006 would be $0.20 per share. Assuming, all of the $7,675,000 was converted into shares of our common stock, this would result in the issuance of a significant number of shares of our common stock, however such amounts allowed to be converted are limited to certain ownership restrictions in the convertible debentures with the Dutchess which would allow them to only convert debentures that upon conversion would only allow them to own 4.99% of our outstanding common stock.
WE DEPEND ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.
At this time, we are almost totally dependent upon Jeffrey R. Hultman, Christopher Pizzo and Michael Kelley as our principal operating officers and our directors. In addition, we are dependent upon Robert Schiffman and H Waldman as our Senior Vice Presidents. While we have an employment agreement with Mssrs. Hultman, Pizzo, Kelley, Schiffman and Waldman, it does not obligate them to remain as officers. We do not maintain insurance on the lives of our officers, directors or key employees; the loss of their services would have a material adverse effect on our business. We elect our directors each year and while we expect to reelect our directors currently on the Board, our directors are not obligated to continue in their positions.
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

OUR INDUSTRY HAS RAPIDLY CHANGING TECHNOLOGY AND, IF WE DO NOT STAY CURRENT, WE MAY LOSE CUSTOMERS AND OUR BUSINESS WILL BE HARMED.
The smart building and smart home technology businesses involve a broad range of rapidly changing technologies. Our technologies may not remain competitive over time, and others may develop technologies that are superior to ours which may render our products non-competitive. Our business may depend on trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. Our confidentiality agreements on which we rely may not provide meaningful protection of any trade secrets on which we may depend for success, or provide adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.
WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.
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
OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES AS PROMULGATED UNDER THE EXCHANGE ACT WHICH MAKES IT MORE DIFFICULT TO SELL OUR STOCK.
Our stock is a “penny stock” under the Securities Exchange Act of 1934, as amended. Any broker engaging in a transaction in our common stock will be required to provide our customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our stock held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to sell their shares.
OUR FINANCIAL STATEMENTS DO NOT MEET THE SEC’S REQUIREMENTS, WHICH LIMITS OUR ABILITY TO HAVE AN EFFECTIVE REGISTRATION STATEMENT WITH THE SEC.
Pursuant to SEC rules and regulations, we were required to file audited financial statements for Kelley for the years ended December 31, 2003 and 2004 and unaudited financial statements for the six months ended June 30, 2005. Those audits of Kelley are not yet completed and, as such, the financial statements in our Form 10-KSB for the year ended December 31, 2005 are incomplete. We will be unable to have a registration statement declared effective with the SEC until such time as our financial statements once again comply with SEC rules and regulations. Those audits of Kelley are in progress; however, we are unable to say when, or if, it will ever be completed. As a result, we may be unable to register the shares of our common stock and holders of that stock will have to sell it pursuant to an exemption from registration under the Act, which may or may not be available.

ITEM 7. FINANCIAL STATEMENTS.
JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Siena Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Siena Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siena Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, the company has changed its accounting policy resulting in adjustments to the Company’s accounting for convertible debentures and warrants issued to investors, as of December 31, 2005. Accordingly, the 2005 financial statements have been restated to reflect these accounting changes.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from this uncertainty.
/s/ Jaspers + Hall,
PC Denver, Colorado
May 15, 2007

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005 As Restated
ASSETS:
CURRENT ASSETS:
Cash	$7,808	$415,937
Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,044 ($62,631 at 2005)	1,388,169	911,137
Inventories	511,817	2,928,366
Costs in Excess of Billings	590,484	232,778
Current Assets of Discontinued Operations	41,981	702,844
Prepaid Expenses and Other Current Assets	22,152	133,810

Total Current Assets	2,562,411	5,324,872

Fixed Assets, Net of Accumulated Depreciation of $568,296 ($446,661 at 2005)	250,687	328,599

OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Non-Current Assets of Discontinued Operations	—	75,820
Patents	5,679	2,500
Assets Held for Sale	771,325	195,393

Total Other Assets	8,121,220	7,617,929

TOTAL ASSETS	$10,934,318	$13,271,400

LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$606,089	$432,562
Accounts Payable	1,937,463	2,232,295
Billings in Excess of Costs	924,963	1,443,588
Current Liabilities of Discontinued Operations	391,836	1,559,841
Current Portion of Notes Payable	36,264	336,115
Current Portion of Related Party Notes Payable	303,303	261,802
Fair Market Value of Derivative Liabilities	1,827,108	4,976,376
Current Portion of Convertible Debenture	—	316,333
Current Portion of Related Party Convertible Debentures	—	474,500

Total Current Liabilities	6,027,026	12,033,412

LONG-TERM DEBT
Notes Payable	1,215,797	1,262,979
Related Party Notes Payable	6,665,816	95,497
Related Party Convertible Debentures, Net of Debt Discount	—	313,564

Total Long-Term Debt	7,881,613	1,672,040

STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 34,125,937 and 49,534,721 shares issued and outstanding in 2006 and 2005, respectively	34,126	49,535
Additional Paid-in Capital	29,204,486	31,158,732
Shares to be Returned	—	(18,568)
Shares to be Issued	116,994	116,358
Accumulated Deficit	(32,329,927)	(31,740,109)

Total Stockholders’ Deficit	(2,974,321)	(434,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,934,318	$13,271,400

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005 As Restated
REVENUE
Sales	$18,758,496	$2,827,835
Cost of Goods Sold	14,684,296	2,495,671

GROSS PROFIT	4,074,200	332,164
OPERATING EXPENSES
Investor Relations	209,157	251,135
Non Cash Officer Compensation	—	6,476,085
Salaries	2,388,722	226,965
Other Operating Expenses	2,172,532	962,160

Total Operating Expenses	4,770,411	7,916,345

LOSS FROM CONTINUING OPERATIONS	(696,211)	(7,584,181)
OTHER INCOME (EXPENSE)
Goodwill Impairment	—	(3,800,000)
Interest Expense	(3,114,725)	(3,749,965)
Gain on Debt Restructuring	1,229,954	—
Litigation Settlement	(108,900)	—
Impairment of Assets Held for Sale	(477,295)	—
Employee Stock Option Expense	(250,525)	—
Change in Fair Value of Derivatives	4,262,043	6,488,862
Loss on Disposition of Assets	(522,141)	—

Total Other Income (Expense)	1,018,411	(1,061,103)
LOSS FROM DISCONTINUED OPERATIONS	(912,018)	(2,877,504)

Net Loss	$(589,818)	$(11,522,788)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.49)

Weighted Average Shares Outstanding	40,211,064	23,628,575

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2006	2005 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(589,818)	$(11,522,788)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services, debt reduction and litigation settlements	159,260	373,088
Stock issued for officer compensation	—	6,476,085
Depreciation	121,635	55,380
Amortization of debt discount	669,079	630,454
Amortization of stock based compensation for services	346,078	—
Fair value adjustments of derivative liabilities	(4,262,043)	(6,488,862)
Fair value of conversion and warrant derivative liabilities in excess of proceeds	1,836,945	2,759,752
Bad debt expense	—	200,400
Goodwill impairment	—	4,428,614
Impairment of assets held for sale	477,295	—
Stock rescinded	—	(530,090)
Employee stock option expense	250,525
Accretion of notes payable balances	273,995	—
Gain on disposal of assets	(6,955)	—
Loss on write-off of inventory	529,096	—
Gain on debt restructuring	(1,229,954)	—
Changes in operating assets and liabilities	—	—
(Increase) decrease in accounts receivable	(477,032)	36,467
Decrease (increase) in inventories	1,887,452	(2,054,186)
(Increase) decrease in costs in excess of billings	(357,706)	255,592
(Increase) decrease in prepaid expenses and other current assets	(19,854)	462,002
Decrease in security deposits	—	4,825
(Decrease) increase in accounts payable	(361,832)	1,199,760
(Increase) decrease in billings in excess of costs	(518,625)	530,952
Decrease in liabilities of discontinued operations, net	(431,322)	—
Increase in payroll taxes payable	—	371,213

NET CASH USED IN OPERATING ACTIVITIES	(1,703,781)	(2,811,342)

CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(11,447)	(62,039)
Cash invested in assets held for sale	(1,053,227)	(195,393)
Cash paid for patent filing costs	(3,179)	(2,500)
Cash acquired in Kelley acquisition	—	177,495

NET CASH USED IN INVESTING ACTIVITIES	(1,067,853)	(82,437)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank loans	—	332,004
Payments of bank loans	(629,002)	—
Proceeds from related party debt	—	750,000
Net proceeds from issuance of stock	599,073	943,451
Payments of notes payable	(205,837)	(580,398)
Payments of long-term debt	—	(20,000)
Proceeds from factor	4,560,000	128,750
Payments to factor	(4,560,000)	(213,706)
Proceeds from convertible debt, related party	2,803,712	—
Proceeds from long-term borrowing	—	2,146,360
Payments of officer note payable	(204,441)	(155,947)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,363,505	3,330,514

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(408,129)	436,735
BEGINNING CASH & CASH EQUIVALENTS	415,937	1,732
LESS CASH & CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	(22,530)

ENDING CASH & CASH EQUIVALENTS	$7,808	$415,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$292,049	$76,247

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Stock issued for services, debt reduction and litigation settlements	$159,260	$373,088

Stock issued for officer compensation	$—	$6,476,085

Fair value of conversion and warrant derivative liabilities in excess of proceeds	$1,836,945	$2,759,752

Amortization of debt discount	$669,079	$630,454

Goodwill impairment	$—	$4,428,614

Stock rescinded	$—	$(530,090)

Purchase of fixed asset with capital lease	$25,321	$—

Conversion of debentures into common stock	$153,783	$—

Exchange of common stock for warrants	$1,497,416	$—

Retirement of convertible debentures in exchange for promissory notes	$7,245,278	$—

Retirement of warrants	$1,149,412	$—

Issuance of warrants in connection with private placement	$729,820	$—

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STOCKHOLDERS’ DEFICIT

			Additional	Shares	Shares
	Common Stock		Paid-In	To Be	To Be	Accumulated
	# of Shares	Amount	Capital	Issued	Returned	Deficit	Total
Balance — December 31, 2004	23,483,873	$23,484	$7,617,181	$116,249	$—	$(9,634,545)	$(1,877,631)
To adjust opening balances related to conversion and warrant derivative liabilities prior to January 1, 2005	—	—	5,771,289	—	—	(10,582,776)	(4,811,487)

Balance as restated — January 1, 2005	23,483,873	23,484	13,388,470	116,249	—	(20,217,321)	(6,689,118)
Warrant Issuance, Executive Compensation	—	—	6,476,085	—	—	—	6,476,085
Issuance of Stock for Services	560,000	560	372,528	—	—	—	373,088
Issuance of Stock for Cash	1,460,692	1,461	941,990	—	—	—	943,451
Issuance of Stock, COM Acquisition	—	—	199,891	109	—	—	200,000
Issuance of Stock, Kelley Acquisition	14,016,577	14,016	10,218,085	—	—	—	10,232,101
Issuance of Stock, Spectrum Acquisition	18,567,639	18,568	—	—	(18,568)	—	—
Conversion of Debenture	18,939	19	64,981	—	—	—	65,000
Write off Fair Market Value of Derivative Liability on Conversion	—	—	18,719	—	—	—	18,719
Rescinding of Stock, CEO	(7,887,482)	(7,887)	7,887	—	—	—	—
Rescinding of Stock, Majority Investor	(685,517)	(686)	(529,904)	—	—	—	(530,590)
Net Loss, As Restated	—	—	—	—	—	(11,522,788)	(11,522,788)

Balance — December 31, 2005	49,534,721	49,535	31,158,732	116,358	(18,568)	(31,740,109)	(434,052)
Issuance of Stock, Del Mar Acquisition	300,000	300	139,500	—	—	—	139,800
Issuance of Stock, COM Acquisition	108,993	109	—	(109)	—	—	—
Stock Exchanged for Warrants	(2,879,645)	(2,880)	(1,494,536)	—	—	—	(1,497,416)
Stock Issued for Services	560,023	560	214,565	—	—	—	215,125
Conversion of Debentures	434,484	435	153,348	—	—	—	153,783
Write off of Fair Market Value of Derivative Liabilities at Conversion	—	—	48,991	—	—	—	48,991
Rescinding of Stock, Spectrum Acquisition	(18,567,639)	(18,568)	—	—	18,568	—	—
Debt Restructuring	—	—	(1,149,412)	—	—	—	(1,149,412)
Issuance of Stock and Warrants for Cash, Net of Costs	4,635,000	4,635	(135,847)	465			(130,747)
Stock to Be Issued for Litigation Settlement			18,620	280			18,900
Stock Based Compensation Expense			250,525				250,525
Net Loss	—	—	—	—	—	(589,818)	(589,818)

Balance — December 31, 2006	34,125,937	$34,126	$29,204,486	$116,994	$—	$(32,329,927)	$(2,974,321)

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
1. DESCRIPTION OF BUSINESS
OVERVIEW
On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada.
The Company currently does business through its wholly owned subsidiary, Kelley Communication Company, Inc. (“Kelley”). Kelley has two operating divisions, Kelley Technologies and Enhance Home Technology (“Enhance”). Kelley specializes in the design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets. Kelley has developed a Patent-Pending, proprietary, next-generation Race and Sports Book technology platform designed for the gaming industry. In addition, Kelley has acquired exclusive rights to sell Techcierge™, a “smart building” software management system. The rights are exclusive in Nevada, Arizona and California with regard to the MDU marketplace and the rights are exclusive on a worldwide basis with regard to the gaming and casino marketplace. In addition, Kelley has acquired non-exclusive rights to sell Condoplex, a “smart building” security and surveillance software and hardware system.
Kelley’s systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, Texas and the Caribbean.
ACQUISITION OF KELLEY COMMUNICATION COMPANY, INC. (d/b/a Kelley Technologies)
Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding common stock of Kelley Communication Company, Inc., a Nevada corporation, on September 22, 2005 in exchange for common stock. The results of Kelley’s operations have been included in the accompanying consolidated financial statements since that date. Kelley is a Las Vegas, Nevada-based business focusing on the design, project management, installation and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems.
The aggregate purchase price was $10,232,101, all of which was paid by issuing 14,016,577 shares of the Company’s common stock. The value of the shares of common stock was determined based on the average market price of the Company’s common stock on the ten trading days prior to September 22, 2005. The purchase price was determined by taking into account many factors including the reputation that Kelley has amassed in its industry over the past 18 years, the reputation of Kelley’s founder, James Michael Kelley, having been in the business for over 40 years, Kelley’s estimate of 2005 projected revenues, and Kelley’s debt obligations at the time of closing.
The audit of Kelley as of September 22, 2005 has not been completed. However, the Company’s preliminary financial analysis and due diligence related to the acquisition is complete. Kelley’s unaudited balance sheet as of the date of the acquisition is as follows:

Cash	$177,495
Accounts receivable	1,234,668
Inventory	965,927
Costs in excess of billings	488,370
Other assets	5,599
Fixed assets	713,220
Accumulated depreciation	(407,534)
Goodwill	11,144,216
Accounts payable	(879,995)
Notes payable	(2,297,227)
Billings in excess of earnings	(912,638)

Total	$10,232,101

The following pro forma information is presented as though the Company had completed the acquisition of Kelley as of the beginning of the year, on January 1, 2005 and to account for the restatement of the Company’s net revenues and net loss as a result of the Company’s decision to discontinue the operations of its subsidiaries, NIC and Com Services, Inc. (“COM”). Revenues represent total revenues and net loss represents total net loss of the Company for the year ended December 31, 2005 as if Kelley had been acquired as of January 1, 2005.

Year Ended
December 31, 2005
Net Revenues	$7,577,438
Net Loss, as restated	$(12,469,064)
ACQUISITION OF COM SERVICES, INC.
On January, 17, 2005, the Company purchased 100% of the outstanding shares of Com Services, Inc., a California corporation. The purchase price was $430,000, of which $50,000 was paid in cash, $200,000 was paid by issuing 108,993 shares of Company stock, issued at market value which was determined by calculating the average closing price of the Company’s common stock on the five trading days prior to closing, and $180,000 in promissory notes payable over a two year period, with interest at 6%. Below is the unaudited condensed balance sheet of COM as of January 17, 2005, which is prepared only to present the major asset captions for which the Company has applied the purchase price of $430,000 towards.

Accounts receivable	$142,073
Fixed assets	56,032
Goodwill	331,895
Bank line of credit	(100,000)

Total assets and liabilities	$430,000

The net revenues and net loss on a pro forma basis, as though the Company had completed the acquisition of COM as of the beginning of the year, on January 1, 2005 would not be materially different than the net revenues and net loss reported for the year ended December 31, 2005 due to the lack of net revenues and expenses of COM from January 1, 2005 through January 16, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2005 RESTATEMENT OF AUDITED FINANCIAL STATEMENTS AND RESTATEMENT OF INTERIM UNAUDITED FINANCIAL STATEMENTS
The audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2005 have been amended and restated. The restatements adjust the accounting for the Company’s issuance of convertible debentures to be in conformity with EITF 00-19. Since the number of shares of common stock that could have been required to be issued by the Company upon conversion of the debentures is essentially indeterminate, net cash settlement should be assumed and therefore the Company is required to bifurcate the conversion feature of its convertible debentures from the debt hosts and account for the convertible feature as derivative liabilities with changes in the fair value of the derivative liabilities being reported in the income statement. In addition, the warrants issued along with the convertible debentures are also required to be classified as derivative liabilities with changes in fair value being reported in the income statement as well.
In addition to the restatement of the Company’s audited financial statements at and for the year ended December 31, 2005, the Company is also amending and restating its interim unaudited financial statements for (i) the three months ended March 31, 2005, (ii) the three and six months ended June 30, 2005 and (iii) the three and nine months ended September 30, 2005 to properly account for the Company’s issuance of convertible debentures and related warrants.
The Company issued convertible debentures from 2001 through 2004 and also issued warrants in connection with the convertible debentures in 2004. After reviewing the accounting for the convertible debentures, the Company made the following adjustments to its balance sheet at January 1, 2005, to properly reflect the accounting in accordance with EITF 00-19. The accumulated deficit account in the amount of ($9,634,545) as reported at December 31, 2004 was further reduced by ($10,582,776), the debt discount accounts were increased by $1,324,932, additional paid in capital was increased by $5,771,289 and the derivative liability accounts were increased by $6,136,419. The components that were included in the increase to accumulated deficit (from 2001 through 2004) are as follows; (i) additional interest expense incurred of approximately $694,000, (ii) marking the fair market value of derivative liabilities to market of approximately $7,005,000, and (iii) expensing the fair market value of beneficial conversion features and warrant derivative liabilities in excess of proceeds of approximately $2,884,000. The adjustments to additional paid in capital in the amount of $5,771,289 were primarily attributable to write offs of derivative liabilities upon conversion of convertible debentures.

The Company used the following valuation methodologies for the embedded derivatives (the beneficial conversion feature) and warrants, both related to the issuance of convertible debentures from 2001 through June of 2006:
Beneficial Conversion Features:
The Beneficial Conversion Features were valued as American call options using a binomial option pricing model.
To take into account the floating strike price (and the floating number of shares based on conversion price), the payoff at each node is modified from the standard Cox-Ross-Rubenstein binomial model to include:
•	The strike price is the lowest of the fixed strike price determined at initial issuance date or 75% of the then stock price.
•	Unlike standard binomial, the minimum payoff is higher than zero, and calculated as (1/0.75)*(Fixed Price *0.25). This minimum payoff is generated since at lower stock prices: i) the conversion price is also lower and ii) holders will be able to convert into more shares, thus keeping the overall payoff constant.
The binomial models were valued with the following inputs:
Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from $0.003 to $3.30 from 2001 to 2004 and from $.28 to $2.10 for 2005 through June 2006.
Fixed Strike Price. The fixed price was determined at initial issuance date based on the formula in the agreement. Fixed stock prices ranged from $0.048 to $3.05 from 2001 to 2004 and from $.15 to $3.05 for 2005 through June 2006.
Floating Strike Price as % of The Stock Price. 75% based on the debentures’ agreements.
Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the debenture. Time to maturity ranged from .49 to 5 years from 2001 to 2004 and from .78 to 5 years for 2005 through June 2006.
Risk-Free Rate. The risk free rate used in the analysis was based on the T- note rates as of the Valuation Dates with term commensurate with the remaining term of the Note. The risk free rate of return ranged from 1.02% to 3.72% from 2001 to 2004 and from 3.65% to 5.21% for 2005 through June 2006.
Volatility. The volatility input was based on the historical volatility of the certain comparable companies as historical volatility of the Company was not useful in developing the expected volatility. Volatility ranged from 111% to 188% from 2001 to 2004 and from 70% to 165% from 2005 through June 2006.
The dilutive effect of the conversion was also taken into account to determine the beneficial conversion feature’s value. The number of shares, on a fixed share converted basis, was then multiplied by each beneficial conversion feature’s value per share to determine the total fair value of the beneficial conversion feature as of each valuation date.
Warrants
The warrants were valued using a Black-Scholes option pricing model with the following inputs:
Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from $1.38 to $1.92 for 2004 and from $.28 to $2.10 for 2005 through June 2006.
Strike Price. The strike price was determined based on the Warrant agreement(s). Strike prices ranged from $1.73 to $1.90 for 2004 and from $.41 to $1.90 from 2005 through June 2006.
Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and expiration of the Warrant. Time to maturity ranged from 4.73 to 5 years in 2004 and from .23 to 5 years from 2005 through June 2006.

Risk-Free Rate. The risk free rate used in the analysis was based on the T- note rates as of the Valuation Dates with term commensurate with the remaining term of the Warrant. The risk free rate of return ranged from 3.33% to 3.72% from 2001 to 2004 and from 3.65% to 5.21% for 2005 through June 2006.
Volatility. The volatility input was based on the historical volatility of the certain comparable companies as historical volatility of the Company was not useful in developing the expected volatility. Volatility ranged from 151% to 170% from 2001 to 2004 and from 71% to 165% from 2005 through June 2006.
The Warrant values per share taking into account the dilutive effect was multiplied by the number of warrant shares to determine the total fair value of the Warrant as of each valuation date.
2006 RESTATEMENT OF INTERIM UNAUDITED FINANCIAL STATEMENTS
The Company’s interim unaudited financial statements reported on Forms 10-QSB for the three months ended March 31, 2006, for the three and six months ended June 30, 2006 and for the three and nine months ended September 30, 2006 also require amendments and restatement. The restatements that relate to the three quarterly periods ended September 30, 2006 adjust the Company’s accounting for; (i) its issuance of convertible debentures, and warrants, to be in conformity with EITF 00-19, (ii) its issuance of a warrant in exchange for common stock in March of 2006, by classifying the warrant as a derivative liability with changes in fair value being reported in the income statement and (iii) its issuance of stock options to employees in accordance with SFAS 123R, which the Company did not adopt timely.
The financial information included in this 10-KSB referring to the year ended December 31, 2005, and to the quarterly periods ending March 31, 2005 and 2006, June 30, 2005 and 2006 and September 30, 2005 and 2006 includes each accounting restatement.
In light of the aforementioned restatements, readers should not rely on previously filed financial statements and other financial information for the year ending December 31, 2005 and for each of the quarters in the year 2005, and for each of the first three quarters in the year 2006.

EFFECT OF RESTATEMENTS
Effect on Balance Sheet

	December 31,
		2005 As Orignally
	2005 As Restated	Reported	Difference
ASSETS:
CURRENT ASSETS:
Cash	$415,937	$438,467	($22,530	) Note 1
Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,044 ($62,631 at 2005)	911,137	1,499,704	(588,567	) Note 1
Inventories	2,928,366	3,020,113	(91,747	) Note 1
Costs in Excess of Billings	232,778	232,778	0
Current Assets of Discontinued Operations	702,844	0	702,844	Note 1
Prepaid Expenses and Other Current Assets	133,810	133,810	0

Total Current Assets	5,324,872	5,324,872	0

Fixed Assets, Net of Accumulated Depreciation of $568,296 ($446,661 at 2005)	328,599	383,728	(55,129	) Note 1

OTHER ASSETS:
Goodwill	7,344,216	7,344,216	0
Non-current assets of discontinued operations	75,820	0	75,820	Note 1
Patents	2,500	2,500	0
Security Deposits	0	20,691	(20,691	) Note 1
Assets Held for Sale	195,393	195,393	0

Total Other Assets	7,617,929	7,562,800	55,129	Note 1

TOTAL ASSETS	$13,271,400	$13,271,400	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES
Bank Loans Payable	$432,562	$432,562	$0
Accounts Payable	2,232,295	3,420,923	(1,188,628	) Note 1
Billings in Excess of Costs	1,443,588	1,443,588	0
Current Liabilities of Discontinued Operations	1,559,841	0	1,559,841	Note 1
Payroll Taxes Payable	0	371,213	(371,213	) Note 1
Current Portion of Notes Payable	336,115	336,115	0
Current Portion of Related Party Notes Payable	261,802	261,802	0
Fair Market Value of Derivative Liabilities	4,976,376	0	4,976,376	Note 2
Current Portion of Convertible Debenture	316,333	316,333	0
Current Portion of Related Party Convertible Debentures	474,500	474,500	0

Total Current Liabilities	12,033,412	7,057,036	4,976,376

LONG-TERM DEBT
Notes Payable	1,262,979	1,262,979	0
Related Party Notes Payable	95,497	95,497	0
Related Party Convertible Debentures, Net of Debt Discount	313,564	3,291,265	(2,977,701	) Note 3

Total Long-Term Debt	1,672,040	4,649,741	(2,977,701)

STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 34,125,937 and 49,534,721 shares issued and outstanding in 2006 and 2005, respectively	49,535	49,535	0
Additional Paid-in Capital	31,158,732	26,586,266	4,572,466	Note 4
Shares to be Returned	(18,568)	(18,568)	0
Shares to be Issued	116,358	116,358	0
Accumulated Deficit	(31,740,109)	(25,168,968)	(6,571,141	) Note 4

Total Stockholders’ Deficit	(434,052)	1,564,623	(1,998,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,271,400	$13,271,400	$0

Note 1 —	Changes relate to the reclassification of assets and liabilities of discontinued operations.

Note 2 —	Relates to the restatement of the beneficial conversion features and warrants related to the issuance of convertible debentures to be in accordance with EITF 00-19, whereby the company is required to record the fair market value of these derivative liabilities at the time of issuance, and record the changes in the fair market value at each reporting period through the statement of operations.

Note 3 —	Relates to the increase in the debt discount account related to the impact of the restatement of accounting for the beneficial conversion features and warrants related to the issuance of the convertible debenentures to be in accordance with EITF 00-19.

Note 4
Additional Paid in Capital as originally reported	$26,586,266
Adjustment to opening balance at January 1, 2005	5,771,289
Reversal of warrants issued in connection with issuance of convertible debentures as originally recorded	(387,184)
Reversal of debt discount originally recorded	(213,358)
Reversal of beneficial conversion feature originally recorded	(617,000)
Write off of fair market value of derivative liabilities related to beneficial conversion feature on conversion	18,719

Additional Paid in Capital as restated at December 31, 2005	$31,158,732

Note 5	($25,168,968)
Accumulated Deficit as originally reported Adjustment to opening balance at January 1, 2005	(10,582,776)
Reversal of net loss as originally reported	15,534,423
Net loss as restated	(11,522,788)

Accumulated Deficit as restated at December 31, 2005	($31,740,109)

EFFECTS OF RESTATEMENTS CONTINUED
Effect on Statement of Operations

	Year Ended
	December 31, 2005
		2005 As Originally
	2005 As Restated	Reported	Difference
REVENUE
Sales	$2,827,835	$5,932,064	($3,104,229	) Note 1
Cost of Goods Sold	2,495,671	4,875,447	(2,379,776	) Note 1

GROSS PROFIT	332,164	1,056,617	(724,453	) Note 1
OPERATING EXPENSES
Investor Relations	251,135	634,094	(382,959	) Note 1
Non Cash Officer Compensation	6,476,085	6,476,085	0
Salaries	226,965	1,027,106	(800,141	) Note 1
Other Operating Expenses	962,160	2,438,008	(1,475,848)

Total Operating Expenses	7,916,345	10,575,293	(2,658,948)

LOSS FROM CONTINUING OPERATIONS	(7,584,181)	(9,518,676)	1,934,495
OTHER INCOME (EXPENSE)
Goodwill Impairment	(3,800,000)	(4,428,614)	628,614	Note 1
Interest Expense	(3,749,965)	(1,287,133)	(2,462,832	) Note 2
Change in Fair Value of Derivatives	6,488,862		6,488,862	Note 3
Loss on Disposition of Assets	0	(300,000)	300,000	Note 1

Total Other Income (Expense)	(1,061,103)	(6,015,747)	4,954,644
LOSS FROM DISCONTINUED OPERATIONS	(2,877,504)	0	(2,877,504)

Net Loss	($11,522,788)	($15,534,423)	$4,011,635

Basic and Diluted Loss Per Common Share	($0.49)	($0.66)

Weighted Average Shares Outstanding	23,628,575	23,628,575

Note 1 —	Changes relate to the reclassification of sales, cost of goods sold, operating expenses, and other income (expense) of discontinued operations.

Note 2 —	Relates to the increase in interest expense related to the impact of the restatement of accounting for the beneficial conversion features and warrants related to the issuance of the convertible debenentures to be in accordance with EITF 00-19.

Note 3 —	Relates to the restatement of the beneficial conversion features and warrants related to the issuance of convertible debentures to be in accordance with EITF 00-19, whereby the company is required to record the fair market value of these derivative liabilities at the time of issuance, and record the changes in the fair market value at each reporting period through the statement of operations.

EFFECT OF RESTATEMENTS CONTINUED
Effect on Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Description	2006	2005	2006	2005
Net Loss as Reported	($2,563,941)	($10,128,367)	($627,600)	($1,925,165)

Basic and Diluted Net Loss Per Common Share as Reported	($0.07)	($0.49)	($0.02)	($0.11)

Total Other Income (Expense) as Reported	(985,986)	(930,918)	(357,177)	(431,467)

Restatements
Employee Stock Option Expense	($161,546)	$0	($68,085)	$0
Record Additional Gain on Debt Restructuring	$326,183	$0	$0	$0
Reduction of Amortization of Debt Discount Related to Beneficial Conversion Feature into Interest Expense	$297,946	$262,587	$0	$153,947
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	($1,456,777)	($2,376,786)	$0	($896,885)
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	460,743	0	(259,168)	0
Change in Fair Value of Derivative Liability Related to Beneficial Conversion Feature and Warrants	3,861,915	2,807,366	0	(1,067,734)

Total Restatements	$3,328,464	$693,167	($327,253)	($1,810,672)

Net Income (Loss) as Restated	$764,523	($9,435,200)	($954,853)	($3,735,837)

Basic and Diluted Net Income (Loss) Per Common Share Restated	$0.02	($0.46)	($0.03)	($0.21)

Total Other Income (Expense) as Restated	$2,342,478	($237,751)	($684,430)	($2,242,139)

	At September 30,
Effect on Balance Sheets	2006	2005
Increase / (Decrease) in Additional Paid In Capital	$161,546	($525,230)

Increase in Debt Discount	$0	$1,131,103

(Decrease) / Increase in Derivative Liabilities	($4,322,658)	$3,467,005

(Decrease) / Increase in Current Liabilities	($4,322,658)	$3,467,005

Increase in Accumulated Deficit	$3,328,464	$1,187,438

Increase in Total Stockholders’ Equity (Deficit)	$3,490,010	$662,208

EFFECT OF RESTATEMENTS CONTINUED
Effect on Statements of Operations

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Description	2006	2005	2006	2005
Net Loss as Reported	($1,936,341)	($8,203,202)	($607,111)	($975,459)

Basic and Diluted Net Loss Per Common Share as Reported	($0.05)	($0.38)	($0.02)	($0.05)

Total Other Income / (Expense) as Reported	(628,809)	(499,451)	(93,354)	(327,879)

Restatements
Employee Stock Option Expense	($93,461)	$0	($57,089)	$0
Record Additional Gain on Debt Restructuring	$326,183	$0	$326,183	$0
Reduction of Amortization of Debt Discount Related to Beneficial Conversion Feature into Interest Expense	$297,946	$108,640	$309,950	$121,763
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	($1,456,777)	($1,479,901)	($1,114,917)	($998,753)
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	719,911	0	403,150	0
Change in Fair Value of Derivative Liability Related to Beneficial Conversion Feature and Warrants	3,861,915	4,256,978	2,181,377	3,875,100

Total Restatements	$3,655,717	$2,885,717	$2,048,654	$2,998,110

Net Income (Loss) as Restated	$1,719,376	($5,317,485)	$1,441,543	$2,022,651

Basic and Diluted Net Income (Loss) Per Common Share as Restated	$0.04	($0.25)	$0.05	$0.10

Total Other Income / (Expense) as Restated	$3,026,908	$2,386,266	$1,955,300	$2,670,231

	At June 30,
Effect on Balance Sheets	2006	2005
Decrease in Additional Paid In Capital	($787,581)	($435,858)

Increase in Debt Discount	$1,353,141	$450,905

(Decrease) / Increase in Derivative Liabilities	($4,581,826)	$4,256,978

(Decrease) / Increase in Current Liabilities	($4,581,826)	$4,256,978

Increase / (Decrease) in Accumulated Deficit	$3,655,717	$2,885,717

Increase Total Stockholders’ Equity (Deficit)	$2,868,136	$2,449,859

EFFECT OF RESTATEMENTS CONTINUED
Effect on Statements of Operations

	Three Months Ended March 31,
Description	2006	2005
Net Loss as Reported	($1,329,230)	($7,227,742)

Basic and Diluted Net Loss Per Common Share as Reported	($0.03)	($0.31)

Total Other Expense as Reported	(662,133)	(172,177)

Restatements
Employee Stock Option Expense	($36,372)	$0
Amortization of Additional Debt Discount Related to Beneficial Conversion Feature into Interest Expense	($12,004)	($13,123)
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	($341,860)	($481,148)
Change in Fair Value of Derivative Liabilities Related to Beneficial Conversion Features and Related Warrants	$1,680,538	$381,878
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	316,761	0

Total Restatements	$1,607,063	($112,393)

Net Income (Loss) as Restated	$277,833	($7,340,135)

Basic and Diluted Net Income (Loss) Per Common Share as Restated	$0.01	($0.31)

Total Other Income (Expense) as Restated	$944,930	($284,570)

	At March 31,
Effect on Balance Sheets	2006	2005
Decrease in Additional Paid In Capital	($206,639)	($180,592)

Increase in Debt Discount	$491,697	$56,285

(Decrease) / Increase in Derivative Liabilities	($1,997,299)	$349,270

(Decrease) / Increase in Current Liabilities	($1,997,299)	$349,270

Increase / (Decrease) in Accumulated Deficit	$1,607,063	($112,393)

Increase / (Decrease) in Total Stockholders’ Equity (Deficit)	$1,400,424	($292,985)

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, NIC, Kelley, and COM. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations included within these financial statements include the accounts of the Company and Kelley for years ended December 31, 2006 and the accounts of the Company for the year ended December 31, 2005 and Kelley for the period from September 22, 2005 (the date the Company acquired Kelley) to December 31, 2005. The results of NIC and COM have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements for the years ended December 31, 2006 and 2005.
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
INVENTORY
Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at years end. The Company does not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at Kelley and the first-in-first-out method at the COM and NIC subsidiaries, respectively. At December 31, 2006, there is no inventory on hand related to NIC and COM. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has written-off $529,096 at its Kelley subsidiary, for the year ended December 31, 2006, due to obsolescence.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2006 and 2005, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
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

USE OF ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as stock options and warrants, the issuance of common stock for services, the deferred tax asset valuation allowance, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, fabrication of racked equipment, project management and delivery generated by Kelley, and installations, cabling and networking contracts generated by NIC and COM subsidiaries in 2005, are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
The Company’s revenue recognition policy during 2005 at its NIC and COM subsidiaries for sale of network products is in compliance with Staff accounting bulletin or (SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. The operations of NIC and COM have been discontinued.
Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations. The Company estimates the likelihood of customer payment based principally on a customer’s credit history and its general credit experience. To the extent the Company’s estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.
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

The following table sets for the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods. At December 31, 2006, there were no stock options that were vested.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period

10/20/2005	972,500	0.79	492,500	480,000	26 months
3/30/2006	1,347,500	0.42	142,500	1,205,000	36 months
6/2/2006	600,000	0.41	0	600,000	36 months
8/8/2006	192,500	0.21	17,500	175,000	36 months
9/1/2006	350,000	0.42	0	350,000	36 months
9/21/2006	750,000	0.39	0	750,000	30 months
9/25/06 to 12/1/06	150,000	0.29 to 0.42	25,000	125,000	36 months

Balance at December 31, 2006	4,362,500		677,500	3,685,000

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
Stock options, which would have had an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,685,000 and 972,500 shares of common stock remained outstanding as of December 31, 2006 and 2005, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005. There were no convertible debentures outstanding as of December 31, 2006.
Warrants, which would have an anti dilutive effect on the net loss per common share once exercised, to purchase 12,034,645 shares of common stock remained outstanding as of December 31, 2006 at strike prices that vary from $.01 per share to $.88 per share. An additional 7,231,250 warrants to purchase the Company’s common stock at an exercise price of $.50 per share were issued on January 23, 2007.
401(k) AND PROFIT SHARING PLANS
The Company has a qualified 401(k) profit sharing plan that covers substantially all full-time employees meeting certain eligibility requirements. The Company’s annual profit sharing contribution is discretionary as determined by the Board of Directors; however, the contributions cannot exceed 25% of compensation for the eligible employees in any one tax year. For the years ended December 31, 2006 and 2005, the Company’s net contributions to the plan (after applying forfeiture credits) were $142,777 and $111,606, respectively. Contributions to the Plan are designated for each “allocation group”, and then allocated among eligible participants in each group based on the ratio of their salaries to the total salaries of all participants in the group. The plan document specifies the members of each allocation group. Because of the Company’s defined benefit pension plan (which was terminated in 2006), the minimum contribution for each eligible non-key employee is 5% of pay. After 2006, provided that no “key employee” makes 401(k) contributions to the plan, there will be no minimum company contribution required.
Profit sharing contribution accounts are subject to a five year graded vesting schedule.

With respect to the plan’s 401(k) feature, eligible employees may contribute from 1% to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Although the plan provides for a discretionary matching contribution by the Company, no matching contributions were made for the years ended December 31, 2006 or 2005 and the Company does not intend to make any contributions for 2006.
DEFINED BENEFIT PLAN
Kelley sponsors a defined benefit pension plan which covers all employees who have completed one year of service and have attained the age of twenty-one. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Kelley’s Plan; amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used:

	At December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$400,194	$379,331
Actuarial gain	(2,161)	—
Interest cost	21,892	20,863

Benefit obligation at end of year	$419,925	$400,194

Change in plan assets:
Fair value of plan assets at beginning of year	$402,659	$369,951
Actual return on plan assets	33,516	32,708

Fair value of plan assets at end of year	$436,175	$402,659

	For the Year Ended December 31,
	2006	2005
Funded status	$(16,250)	$(2,465)
Unrecognized net actuarial gain	(12,648)	(1,131)

Net amount recognized	$(3,602)	$(1,334)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(3,602)	$(1,334)

Net amount recognized	$(3,602)	$(1,334)

Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.50%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%
Components of net periodic benefit cost are as follows:

	For the Year Ended December 31,
	2006	2005
Service cost	$0	$0
Interest cost	21,892	20,863
Net asset gain (loss) during the period deferred for later recognition	9,356
Expected return on plan assets	(33,516)	(22,197)

Net periodic benefit cost	$(2,268)	$(1,334)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $419,925, $419,925 and $436,175 and $400,194, $400,194, and $402,659, respectively, as of December 31, 2006 and 2005.
The provisions of Financial Accounting Standards Board Statement No. 87 (Employers’ Accounting for Pensions) require the Company to record an additional minimum liability of $0 at December 31, 2006 and 2005. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost.
The Company has discontinued the defined benefit pension plan as of November 13, 2006.

3. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $32,329,927, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term: (i) completed the discontinuance of operations ant NIC and COM, (ii) increased revenues at Kelley from $7.6 million in 2005 to $18.8 million in 2006, (iii) increased gross margins at Kelley from 12% in the fourth quarter of 2005 to 33% in the fourth quarter of 2006, (iv) restructured all of the Company’s convertible debt in exchange for promissory notes with payment terms ranging from two to five years, (v) retired the rights for the holders to convert the outstanding debt into common stock of the Company, (vi) retiring all related warrants to purchase common stock of the Company, (vii) restructured bank and other loans payable saving $500,000 of debt service in 2007, (viii) reduced interest expense from over $1 million in the second quarter of 2006 to approximately $150,000 for the third quarter and $260,000 for the fourth quarter of 2006, (ix) reduced head count yielding $500,000 in cost savings in 2007, (x) raised $2,157,000 in private equity, (xi) increased sales and marketing efforts and (xii) sold a 50% share of a non-core business asset that yielded approximately $316,000 in net proceeds.
4. ASSETS HELD FOR SALE
The Company is currently in the process of designing and building cable television and internet systems in order to provide such services to up to approximately 2,000 residential homeowners in a development in Henderson, Nevada called Tuscany. The Company and its Board of Directors approved a plan to sell the asset. In April of 2007, the Company sold 50% of its interest in this asset for $375,000 and entered into a joint venture agreement to manage the operations along with the buyer. At December 31, 2006, the Asset Held for Sale was comprised primarily of materials and labor costs incurred on the job site, net of the results of the operations to date. The operations to date consist of minimal billings to the home owners association for customers who are receiving basic cable television service from the Company and billings to individual home owners for internet services provided to them by the Company, less the costs to provide such services and maintain the equipment. The initial installation, or Phase I, was completed on September 1, 2006 and Phase II (to provide expanded cable television services) was substantially completed in April of 2007. At December 31, 2006, the Company wrote the asset down by $477,295 to approximate its fair market value, based on the purchase price received from the buyer.
5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are comprised of the following:

	At December 31,
	2006	2005
Accounts payable	$1,728,363	$2,062,295
Accrued financing costs	70,000
Litigation accrual	139,100	170,000

	$1,937,463	$2,232,295

6. GOODWILL IMPAIRMENT
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

7. PAYROLL TAX LIABILITY
Payroll tax liabilities of $239,142 and $371,213 were payable at December 31, 2006 and 2005, respectively. These liabilities arose at NIC and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At December 31, 2006 and 2005, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.
8. FAIR MARKET VALUE OF DERIVATIVE LIABILITIES
At December 31, 2006, fair market value of derivative liabilities consisted of the following:

December 31, 2006

Derivative liability related to the issuance of warrants in exchange for common stock	$1,497,416
Adjustment to record fair market value of derivative liability	(460,743)

Subtotal	1,036,673

Derivative liability related to the issuance of warrants related to private placement	729,820
Adjustment to record fair market value of derivative liability	60,615

Subtotal	790,435

Balance at December 31, 2006	$1,827,108

9. NOTES PAYABLE
Notes Payable — Related to the Acquisition of Kelley
The Company entered into the following borrowing transactions in connection with its acquisition of Kelley:
The Company entered into a note payable to a bank dated August 30, 2005 (the “B of A Note”), which bears interest at a variable rate, 2% over the Prime Rate, or 10.25% per annum as of December 31, 2006. Monthly principal payments of $20,834 are due on this note through September 15, 2008. The balance of $$442,449 remained outstanding as of December 31, 2006, and included a current portion of $250,008. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
The Company entered into a note payable to a bank dated September 20, 2005 (the “B of N Note”) which bears interest at a fixed rate of 7.50% per annum. Monthly principal and interest payments of $32,672 are payable through September 20, 2008. The balance of $640,807 remained outstanding as of December 31, 2006, and included a current portion of $356,081. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
On March 2, 2007, the Company refinanced the B of A Note and the B of N Note, using the proceeds from the Bank of Nevada to satisfy the B of A Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. The Company received proceeds of $42,418 from the Bank of Nevada from the new note at closing.
On September 22, 2005, the Company issued $360,000 in convertible debentures to an unaffiliated individual and $540,000 in convertible debentures due to a member of the Company’s Board of Directors. The convertible debentures carried an interest rate of 0.00% and were due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000 and $90,000 respectively. The holders were entitled to convert the face amount of the debentures, plus accrued interest, anytime following the issuance of these convertible debentures, into common stock of the Company at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the issuance of the convertible debentures (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. Additionally, the Company issued warrants to purchase 90,000 and 135,000 shares of the Company’s common stock, respectively, at a purchase price equal to 120% of the fair market value on the date of issuance. The warrants were valued at $21,919 and $32,790, respectively, as restated, and were recorded as derivative liabilities in the Company’s balance sheet. The beneficial conversion features related to these convertible debentures were valued at $572,386 and were recorded as debt discount and derivative liabilities, as restated. The debt discount was being amortized into interest expense over the life of the loan.
Effective June 30, 2006, the Company entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of the Company’s Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of the Company’s common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. The Company was obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. The Company was obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, the Company entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby the Company removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable. As of May 15, 2007, the Company has not paid Mr. Kelley the monthly payments for March, April or May, however, Mr. Kelley has waived any default under the agreement.
The Amended and Restated Promissory Notes also provide:
•	if prior to the Company’s full payment and satisfaction of the Amended and Restated Promissory Notes, the Company borrows monies or raise capital from the sale of its common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Mr. Unger 20% and Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Second Amendment and Restated Promissory Note with Robert Unger, increased this threshold to $4,000,000); and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, the Company’s earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Mr. Unger 13% and Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of its Annual Report on Form 10-KSB.
The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $$152,816, all of which is current, remained outstanding as of December 31, 2006. As of May 15, 2007, the Company has not paid Mr. Kelley the monthly payments for March, April or May, however, Mr. Kelley has waived any default under the agreement.
The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006.
During the year ended December 31, 2006, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.
Notes Payable Related to the Acquisition of COM
The Company entered into the following borrowing transactions in connection with its acquisition of COM:
The Company assumed a $100,000 revolving line of credit with a bank with a balance of $100,538. This note bears interest at a variable rate, 9.75% per annum as of September 22, 2005, and was called due as a result of the acquisition of Kelley, which was determined to be a significant change in control of the Company. At December 31, 2006 this line of credit has been paid in full.
The Company assumed a $7,850 note payable secured by an automobile with a balance of $7,450. The loan bore interest of 7.99% per annum. This note payable was paid in full in 2005, subsequent to the COM acquisition.

The Company entered into a $126,000 note payable in January 2005. This note bears interest at 6.00% per annum and is payable in monthly installments of $8,000 for the first nine months and $6,000 for the following nine months, the final payment being due in January 2007. The balance outstanding as of December 31, 2006 was $6,000.
The Company entered into a $54,000 note payable in January 2005. This note bears interest at 6.00% per annum and is payable in monthly installments of $2,250, maturing in January 2007. The balance outstanding as of December 31, 2006 was $2,250.
Notes Payable Related to the Acquisition of DMSI
The Company entered into a $500,000 note payable in March 2004 in connection with the DMSI acquisition. This note bore interest at 5% per annum and was payable in monthly installments of $42,804, maturing in April 2005. The balance of this note payable was paid in full during 2005.
Other Notes Payable and Convertible Debentures
During the year ended December 31, 2005, the Company issued a total of seven convertible debentures in the aggregate principal amount of $350,000 to a shareholder of the Company. During the year ended December 31, 2003, the Company had issued a convertible debenture in the aggregate principal amount of $25,000 to the same shareholder. These convertible debentures carried interest rates of 6% or 8% per annum, and were due in February 2009, December of 2009, or in April 2008. Payments were not mandatory during the term of the convertible debentures, however, the Company maintained the right to pay the balances in full without penalty at any time. The holders were entitled to convert the face amounts of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of each debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price.” No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. The beneficial conversion features related to the 2005 issuances of convertible debentures were recorded as derivative liabilities in the aggregate amount of $410,334, of which $60,334 was recorded as interest expense at the time of issuance. The remaining amount was recorded as a debt discount and was amortized into interest expense over the life of the loan. The beneficial conversion feature related to the 2003 issuance of a convertible debenture was recorded as a derivative liability in the amount of $30,349, of which $5,349 was recorded as interest expense at the time of issuance. The remaining amount was recorded as a debt discount and was amortized into interest expense over the life of the loan.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with the holder of these convertible debentures pursuant to which the convertible debentures were cancelled and replaced with a promissory note in the amount of $375,000 with an interest rate at 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008 (of which $16,000 has been paid as of March 15, 2006). Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.
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
10. RELATED PARTY TRANSACTIONS
RELATED PARTY NOTES PAYABLE and DEBT RESTRUCTURING
During the years ended December 31, 2006 and 2005, the Company issued $3,132,600 and $2,136,360, respectively, in convertible debentures to Dutchess Private Equities II, LP. The Company paid $100,000 to Dutchess in financing fees during the year ended December 31, 2006. During the years ended December 31, 2004 and 2003, the Company issued $1,867,718 and $338,000 in convertible debentures to Dutchess Private Equities, LP respectively. The convertible debentures carried interest rates of 8% and 6% per annum, and were due at various dates between April 2008 and June 2011. Payments were not mandatory during the term of the convertible debentures. However, the Company maintained the right to pay the balances in full without penalty at any time. The holder was entitled to convert the face amount of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of such debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable was to be rounded up or down, as the case may be, to the nearest whole share. The beneficial conversion features embedded in these convertible debentures were treated as derivative liabilities in accordance with EITF 00-19. The 2006, 2005, 2004 and 2003 value of the derivative liabilities amounted to $3,228,422, $2,330,745, $2,465,011 and $488,801, respectively. Of such amounts $602,307, $534,385, $643,511 and $101,185 was charged to interest expense at the time of issuance for the years ended December 31, 2006, 2005, 2004 and 2003, as restated, respectively. The remaining amounts were recorded as debt discount and amortized into interest expense over the life of the debenture.
The $3,132,600, $2,136,360 and $1,867,718 of convertible debentures that were issued in 2006, 2005 and 2004, respectively were issued with a discounted price from the face value of $512,000, $340,000 and $248,600, respectively. Additionally, the Company issued warrants to purchase 2,349,000, 1,020,000 and 1,286,000 shares of the Company’s common stock at varying exercise prices between $.41 and $.60 per share during 2006, $1.03 and $1.83 per share during 2005 and between $1.73 and $1.90 per share during 2004. The warrants issued in 2006, 2005 and 2004 were valued at $854,470, $2,034,073 and $2,074,222, as restated, respectively, and were charged to interest expense and derivative liabilities at the time of issuance.
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement and a Promissory Note in the face amount of $6,254,960 with Dutchess, whereby it cancelled 5,729,000 warrants and convertible debentures with a face amount of $7,300,000 and Dutchess forgave approximately $500,000 of accrued interest. The new promissory note was issued at a discount of approximately $178,000 and bears interest at 7% per annum and requires monthly principal and interest payments through July 1, 2011 when the note becomes due with a balloon payment of $1,460,642. Effective December 31, 2006, the Company entered into a Second Loan Restructure Agreement with Dutchess whereby the Company is obligated to make the following monthly principal and interest payments for the years ended December 31,;

2007	$300,000
2008	600,000
2009	900,000
2010	1,200,000
2011	1,500,000
January 1, 2012	3,817,859

Total	$8,317,859

The Loan Restructure Agreement and the Second Loan Restructure Agreement also provides:
•	that the Company must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of its assets and to borrow money or sell shares of its common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000. The Second Loan Restructuring Agreement modified those terms to allow the Company to borrow money as it deems reasonable with no necessity for Dutchess’ consent;

•	if prior to full payment and satisfaction of the new promissory note, the Company borrows money or raises capital from the sale of its common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Dutchess 50% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds. The Second Loan Restructure Agreement changed the threshold for this repayment from $3,500,000 net proceeds to $4,000,000 in gross proceeds;

•	if at any time during which the new promissory note remains unpaid, the Company’s earnings on a consolidated basis during any calendar year exceeds $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Dutchess 33% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of its Annual Report on Form 10-KSB; and

•	that the Company must obtain written consent of Dutchess, not to be unreasonably withheld, to sell any of its assets (other than the sales of inventory or other assets sold in the normal course of business) and in the event of an asset sale, the Company shall pay to Dutchess 33% of the proceeds of the asset sale, up to the unpaid principal balance as a prepayment on the new promissory note, within 10 business days after the Company receives the funds. The Second Loan Restructure Agreement excluded the sale of the Company’s broadband services system at Tuscany from the definition of an Asset Sale.
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
On January 19, 2005, the Company entered into a $128,750 factoring and security agreement to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund II, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s property including accounts receivable, inventories, equipment and promissory notes are collateral under this agreement. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs on the 15th and the last day of each month. Dutchess charged $5,205 for finance charges in connection with this agreement. During 2005, the Company collected and made payment to Dutchess on all amounts owed in connection with this agreement.
During the year ended December 31, 2006, the Company entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account shall be reserved and will be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At December 31, 2006, all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	500,000	5,000
4/12/2006	200,000	5,000
3/27/2006	450,000	5,000
3/20/2006	650,000	5,000
3/9/2006	360,000	5,000
2/21/2006	100,000	5,000
2/16/2006	850,000	5,000
1/30/2006	150,000	5,000
1/27/2006	650,000	5,000

Totals	4,560,000	$50,000

Repayments	4,560,000

Balance at December 31, 2006	$0

11. DISCONTINUED OPERATIONS
In the second quarter of 2006, the Company finalized its plans to shut down its operations at its NIC and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations at December 31, 2006 and 2005 and consists of the following;

	December 31,	December 31,
	2006	2005
Assets of discontinued operations
Cash	$—	$22,530
Accounts receivable, net	41,981	588,567
Inventory	—	91,747
Fixed assets, net	—	55,129
Security deposit	—	20,691

Total assets	$41,981	$778,664

Liabilities of discontinued operations
Accounts payable and accrued expenses	$152,694	$1,188,628
Payroll taxes payable	239,142	371,213

Total liabilities	$391,836	$1,559,841

Net liabilities of discontinued operations	$349,855	$781,177

Loss from discontinued operations in the Company’s Statement of Operations consists of;

	Year Ended December 31,
	2006	2005
Sales	$174,129	$3,104,229
Cost of goods sold	220,615	2,379,776

Gross profit	(46,486)	724,453
Less expenses
Salaries	174,804	800,141
Insurance	29,247	158,853
Travel	35,256	51,276
Contingency accrual	150,000	—
Interest expense	39,009	14,395
Goodwill impairment	—	628,614
Other	437,216	1,948,678

Loss from discontinued operations	$(912,018)	$(2,877,504)

12. INCOME TAXES
No provision was made for Federal income tax since the Company has significant net operating losses. Through December 31, 2006 and 2005, the Company incurred net operating losses for tax purposes of approximately $28,788,000 and $25,170,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

	At December 31,
	2006	2005
Tax benefit of net operating loss carry-forward	$8,887,000	$7,800,000
Valuation allowance	(8,887,000)	(7,800,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations

December 31, 2006
and 2005
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)
Changes in valuation allowance	40

Tax expense at actual rate	—

The valuation allowance increased by approximately $1,087,000 and $5,282,000 for the years ended December 31, 2006 and 2005, respectively. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company’s estimate of the valuation allowance will change.
13. COMMITMENTS & CONTINGENCIES
LITIGATION
On January 24, 2005, the Company filed an action in the Superior Court of California, County of Orange against the former principals of DMSI for damages and injunctive relief based on alleged fraud and breach of contract relating to the Company’s purchase of DMSI. The complaint was amended on March 14, 2005 to seek rescission of the Company’s purchase of DMSI from its former owners. The Defendant also filed a cross-complaint in the above action seeking recovery under various employment and contract theories for unpaid compensation, expenses and benefits totaling approximately $90,000. Defendant also sought payment of an outstanding balance of a note related to the purchase by the Company of DMSI totaling approximately $85,000. Further, Defendant was seeking injunctive relief for enforcement of the stock purchase agreement of DMSI. This case was settled and the Company agreed to pay Defendant $84,000 over a 12 month period, which has been paid in full, and also agreed to issue Defendant 300,000 shares of its common stock, which was issued with a value of $139,800 during the year ended December 31, 2006.

In March 2006, Lisa Cox sued Kelley, NIC, and Kelley’s CEO personally, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions between her husband and Kelley, prior to the Company’s acquisition of Kelley. This suit was settled on February 26, 2007 (effective January 31, 2007), whereby the Company agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares of the Company’s common stock to her. The Company paid $30,000 to Mrs. Cox at settlement and is obligated to pay $15,000 per year for the next four years. The Company issued 280,000 restricted shares of its common stock on February 26, 2007. The shares are restricted as follows; 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.
In February 2006, the Company received a request from a third party to pay them certain amounts of the profits that may be generated in the future related to the contracts that Kelley is currently performing on related to the One Las Vegas project. The third party is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The third party is basing its request on verbal and email communications. Kelley is in the process of negotiating with this third party to settle this disagreement. It is likely that this situation will go to mediation, however, the overall exposure at this point is difficult to determine. The Company believes that its exposure is limited and that the outcome of this situation will not have a materially impact on its financial statements, and that it is too premature at this time to estimate what losses, if any, may be incurred.
The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company’s financial statements.
OTHER COMMITMENTS
The Company is obligated to pay rent amounts as follows:
For the years ended December 31:

2007	$160,000
2008	$110,000
The Company is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.
Effective April 2007, Kelley sold 50% of its ownership interest in Tuscany. Kelley, along with its joint venture partner in Tuscany are obligated to complete the design and build-out of the cable television and internet system to approximately 2,000 homeowners in the Tuscany development located in Henderson, Nevada. The Company anticipates that it will cost the joint venture an additional $100,000 approximately, to complete the design and build-out of these systems. In addition, the Company anticipates additional costs once the systems are designed and built, in order to install the systems into the residential homes. The joint venture has various service agreements related to this project for programming, bandwidth, equipment co-location and storage, and administrative services, that range from three to ten years in duration. The minimum monthly obligations on these contracts amount to approximately $8,000, once all services are activated. In addition, there are additional amounts due on certain of these service contracts that are directly related to the number of subscribers. Kelley is responsible for 50% of all of the expenditures related to this joint venture.

14. STOCKHOLDERS’ EQUITY
EQUITY
Common Stock Exchanged for a Warrant
On March 10, 2006, Dutchess Advisors, Ltd. and Dutchess Private Equities Fund L.P. (collectively “Dutchess”) exchanged 2,879,645 shares of the Company’s common stock for a warrant to purchase 2,879,645 shares of the Company’s common stock at $0.01 per share, with a fair market value of $1,526,212 or $.53 per share (the closing price of the Company’s common stock on the date of the transaction). In accordance with SFAS 150, the Company has recorded a derivative liability in the amount of the aforementioned $1,526,212, less consideration of $28,796, the exercise price associated with the warrant. The fair value of the warrant has been measured with changes in fair value being recorded in the statement of operations as follows:
Gain (Loss) on Fair Value of Warrant

Q1 2006	$316,761
Q2 2006	403,150
Q3 2006	(259,168)
Q4 2006	0

Total	$460,743

Private Placement
On August 1, 2006, the Company entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services. The Company has agreed to pay a commission of 7% on all units sold by this broker-dealer.
On November 13, 2006, the Company closed on a private placement whereby the Company raised $1,000,000 in exchange for 5,000,000 shares of the Company’s common stock and warrants to purchase 5,000,000 shares of the Company’s common stock at $0.60 per share. The Company recorded the issuance of the common stock (par value $.001) as a credit to Common Stock, Par of $5,000 and a credit to Additional Paid In Capital of $995,000, net of financing costs associated with this particular private placement of $401,027. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $729,820. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $729,820. The Company utilized the Black-Scholes option pricing model to value the warrants and has calculated a loss on derivative liability of $60,615 for the year ended December 31, 2006. Attributes used to determine the initial value of the warrants on November 13, 2006 and the value of the warrants on December 31, 2006 are below.
Warrant Valuation Information for the Initial Value on November 13, 2006

Valuation Assumptions
Stock price on grant date	$0.37
Number of warrants	5,000,000
Expected option term (in years)	5
Expected duration from grant to expiration date (in years)	10
Option vesting term (in years)	3
Expected volatility	55.12%
Risk-free interest rate	4.60%
Expected forfeiture rate	5%
Estimated corporate tax rate	40%
Expected dividend yield	0%

Warrant Valuation Information for December 31, 2006

Valuation Assumptions
Stock price on grant date	$0.37
Number of warrants	5,000,000
Expected option term (in years)	5
Expected duration from grant to expiration date (in years)	10
Option vesting term (in years)	3
Expected volatility	59.01%
Risk-free interest rate	4.70%
Expected forfeiture rate	5%
Estimated corporate tax rate	40%
Expected dividend yield	0%
Additionally, during the year ended December 31, 2006, the Company:
•	Issued 294,871 shares of common stock, valued at $110,000 for financial advisory services rendered on behalf of the Company, such shares were issued in November 2006;

•	Wrote off $48,991 related to the fair market value of derivative liabilities for beneficial conversion features that were converted into common stock;

•	Issued 300,000 shares of common stock related to the DMSI settlement;

•	Issued 265,152 shares of common stock valued at $105,125 for services rendered on behalf of the Company;

•	Retired approximately 5,954,000 million warrants to purchase common stock of the Company related to the aforementioned debt restructurings. As a result, the Company wrote off $1,149,412 in unamortized discounts against Additional Paid in Capital;

•	Issued 434,484 shares of common stock to Dutchess upon Dutchess’ conversion of a convertible debenture, valued at $153,783.
During the year ended December 31, 2005, the Company:
•	Acquired 100% of the outstanding shares of common stock of Spectrum Cabling Company, Inc., a California corporation for $14,000,000 in common stock, pursuant to an acquisition agreement dated November 1, 2005. Robert Rivera, the 100% owner of Spectrum prior to the acquisition, received 18,567,639 shares of the Company’s common stock. On January 6, 2006, the Company rescinded the purchase. Pursuant to the Rescission Agreement, Spectrum returned 18,567,639 shares of the Company’s common stock and a promissory note for $1.5 million in exchange for 100% of the outstanding shares of Spectrum. Additionally, Spectrum’s two appointed directors to the Company’s board resigned. The purchase and subsequent rescission of Spectrum had no financial impact on the Company’s operations or financial statements;

•	Acquired 100% of the outstanding shares of common stock of Kelley Communication Company, Inc., a Nevada corporation for $10,232,101 in common stock, pursuant to an acquisition agreement dated September 22, 2005. Mike Kelley, the 100% owner of Kelley prior to the acquisition, received 14,016,577 shares of the Company’s common stock;

•	Issued 1,460,692 shares of common stock to accredited investors for a total of $943,451;

•	Issued 18,939 shares of common stock upon notification of an investor’s intent to exchange a convertible debenture for common stock, valued at $65,000;

•	Issued 560,000 shares of common stock valued at $373,088 for services rendered on behalf of the Company;

•	Issued 3,550,000 warrants to officers of the Company valued at $6,575,426;

•	Agreed to issue 108,696 shares of common stock in connection with the acquisition of COM. These shares were valued at $200,000 on the date of the acquisition. These shares were issued during the nine months ended September 30, 2006.

On September 22, 2005, the Company issued 300,000 warrants each, to two Kelley employees, to purchase the Company’s common stock. The warrants have a term of five years and are exercisable at $.85 per share. The warrants vest, subject to certain performance criteria, on February 17, 2007 and the employees must be employed by Kelley at December 31, 2006. The amount of the Company’s common stock obtained by the employees as a result of exercise of the warrants, is subject to a two year leak-out agreement, restricting how many shares of the Company’s common stock the employees can sell during that time frame. The warrants were valued using the Black Scholes model at $118,838 and have been included in stock based compensation expense over the term of the warrants.
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
On March 7, 2005, the Company granted to its Chief Executive Officer a warrant to purchase 2,500,000 shares of the Company’s common stock valued at $4,619,613. The warrants had an exercise price of $.10 per share and were subject to vesting provisions as provided for below:
1.	The warrants would have become fully vested if the Company’s 2005 revenues equaled or exceeded $9.5 million, or
2.	The warrants will become fully vested once and if the price per share of the Company’s common stock as quoted on the OTC Bulletin Board market reaches $2.50 per share.
The Black-Scholes option pricing model was used to apply a valuation to the warrants. The attributes used in the calculation are as follows:
Warrant Valuation Information

Valuation Assumptions
Expected warrant term (in years)	5
Expected duration from grant to expiration date (in years)	10
Warrant vesting term (in years)	2
Expected volatility	20.44%
Risk-free interest rate	4.17%
Expected forfeiture rate	5.00%
Estimated corporate tax rate	40.00%
Expected dividend yield	0.00%
On March 14, 2005, the Company granted to its ex Chief Financial Officer a warrant to purchase 1,000,000 shares of the Company’s common stock valued at $1,856,472. The warrants had an exercise price of $.10 per share and were subject to vesting provisions as provided for below:
1.	The warrants would have become fully vested if the Company’s 2005 revenues equaled or exceeded $9.5 million, or
2.	The warrants will become fully vested once and if the price per share of the Company’s common stock as quoted on the OTC Bulletin Board market reaches $2.50 per share.

The Black-Scholes option pricing model was used to apply a valuation to the warrants. The attributes used in the calculation are as follows:
Warrant Valuation Information

Valuation Assumptions
Expected warrant term (in years)	5
Expected duration from grant to expiration date (in years)	10
Warrant vesting term (in years)	2
Expected volatility	33.67%
Risk-free interest rate	4.17%
Expected forfeiture rate	5.00%
Estimated corporate tax rate	40.00%
Expected dividend yield	0.00%
15. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share for the years ended December 31, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The Company’s significant components of common stock equivalents are its convertible debentures, warrants and stock options.
Stock options, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 3,685,000 and 972,500 shares of common stock remained outstanding as of December 31, 2006 and 2005, respectively. These stock options have various vesting periods of between 26 and 36 months from the date of grant.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2005. Effective June 30, 2006, all of the Company’s convertible debentures were retired.
Warrants, which would have an anti dilutive effect on the net loss per common share once exercised, to purchase 12,034,645 shares of common stock remained outstanding as of December 31, 2006 at strike prices that vary from $.01 per share to $.88 per share. An additional 7,231,250 warrants to purchase the Company’s common stock at an exercise price of $.50 per share were issued on January 23, 2007.

16. SUBSEQUENT EVENTS
Private Placement
On January 23, 2007, the Company closed on a private placement whereby the Company raised $1,157,000 in exchange for 7,231,250 shares of the Company’s common stock and warrants to purchase 7,231,250 shares of the Company’s common stock at $0.50 per share. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $1,045,082. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $1,045,082. The Company utilized the Black-Scholes option pricing model to value the warrants. Attributes used to determine the initial value of the warrants on January 23, 2007 are below.
Warrant Valuation Information for the Initial Value on January 23, 2007

Valuation Assumptions
Stock price on grant date	$0.32
Number of warrants	7,231,250
Expected option term (in years)	5
Expected duration from grant to expiration date (in years)	10
Option vesting term (in years)	2.00
Expected volatility	60.75%
Risk-free interest rate	4.60%
Expected forfeiture rate	5%
Estimated corporate tax rate	40%
Expected dividend yield	0%
Asset Sale
On April 9, 2007, Kelley entered into a Contribution, Assignment and Assumption Agreement (the “Contribution Agreement”) with MCS Services LLC (“MCS”) and Tuscany Services LLC (“Tuscany Services”) pursuant to which Kelley contributed substantially all of its assets used in the operation of the cable system in the Tuscany Community located in Henderson, Nevada (the “Tuscany Assets”) for a 50% interest in Tuscany Services. The Tuscany Assets were valued at $750,000 in the transaction. Pursuant to the Contribution Agreement, MCS contributed $375,000 in cash to Tuscany Services for a 50% interest in Tuscany Services. Upon the closing of the transaction, Tuscany Services immediately distributed $375,000 in cash to Kelley. Kelley incurred approximately $59,000 of professional fees related to this transaction.
In connection with the Contribution Agreement, Kelley and MCS also entered into an operating agreement dated April 9, 2007 with respect to the operations of Tuscany Services (the “Operating Agreement”). Pursuant to the Operating Agreement, Kelley and MCS each appointed a manager of Tuscany Services. The managers have equal authority and will direct the day-to-day operations of Tuscany Services. Pursuant to the Operating Agreement, Kelley and MCS are obligated to equally fund Tuscany Services’ cash flow shortage each month, if any, including an initial contribution by Kelley and MCS of $25,000 cash each. Additionally, the Operating Agreement contains a “buy-sell” provision that allows either MCS or Kelley to initiate buy-sell proceedings after the two year anniversary of the Operating Agreement; provided that purchase price for the non-initiating member’s membership interest cannot be less than that member’s capital account plus a 15% annualized rate of return.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES.
As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the individuals serving as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls.
ITEM 8B. OTHER INFORMATION.
NONE.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The following table sets forth the name, age, positions, and offices or employments as of May 15, 2007, of our executive officers and directors.

NAME	AGE	POSITION
Jeffrey R. Hultman	67	Chief Executive Officer and Director
Michael Kelley	66	Director
Christopher Pizzo	38	Chief Financial Officer and Director
BIOGRAPHIES OF OFFICERS AND DIRECTORS
JEFFREY R. HULTMAN joined our Advisory Board in December 2004. In March 2005, Mr. Hultman was appointed Chief Executive Officer and director. In addition, Mr. Hultman took on de facto oversight of the NIC financial day-to-day operations upon Mr. Rosenthal’s acceptance of the President and COO role at Kelley. From 1987 to 1991, Mr. Hultman served as Chief Executive Officer of Pac Tel Cellular where he managed Pac Tel cellular properties in the United States and oversaw operations and business development. In 1991 Mr. Hultman became CEO of Dial Page, Inc. a wireless provider throughout the Southeast, offering paging and digital mobile telephone services. Ultimately, Mr. Hultman converted a series of limited partnerships into a corporation and took Dial Page public, leading four public offerings. In August 1995, he negotiated the sale of the paging business to MobileMedia Communication, Inc. and a merger of subsidiary Dial Call with Nextel Communications, Inc. in February 1996. Mr. Hultman attained his Bachelor of Science Degree in Agricultural Economics in 1961 and Master of Science Degree in Business Management in 1962, at the University of California, Davis. He currently serves a director on the board of several organizations including Comarco Inc., an Irvine, CA-based wireless performance engineering and publicly traded company.
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
BOARD OF DIRECTORS
We currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. None of our directors are independent as defined by the Nasdaq stock market listing standards. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly appointed and qualified. There are no family relationships among any of our directors, officers or key employees.
AUDIT COMMITTEE
We do not have an Audit Committee. Our full board performs the functions usually delegated to an Audit Committee. Mr. Pizzo qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission, but is not independent.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and stockholders owning more than 10% are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on the information furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2006, all applicable Section 16(a) filing requirements were met, except that Dutchess Advisors, LLC filed on Form 4 untimely, Dutchess Private Equities Fund, LP filed two Forms 4 untimely, Christopher G. Pizzo filed one Form 3 and one Form 4 untimely and Jeffrey R. Hultman filed one Form 4 untimely.

CODE OF ETHICS
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to our Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.1.
ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
The following table presents a summary of the compensation paid to our Chief Executive Officer, Chief Financial Officer and CEO of Kelley. No other executive officer received compensation in excess of $100,000 during 2006. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

					Non-Equity	Nonqualified
				Option	Incentive Plan	Deferred	All Other
				Awards	Compensation	Compensation	Compensation	Total
Name & Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	Earnings ($)	($)	($)
Jeffrey R. Hultman, Chief	2006	$214,668		$96,968 (1)				$311,636
Executive Officer

Christopher G. Pizzo,	2006	$124,922	$12,500	$223,633 (2)				$361,055
Chief Financial Officer

James Michael Kelley,	2006	$122,687						$122,687
Chief Executive Officer, Kelley Communication Company, Inc. (3)

Michael V. Rosenthal, Ex	2006	$57,555					$57,934	$115,489
President Kelley Communication Company, Inc., Ex Chief Financial Officer (4)

(1)	On September 21, 2006, Mr. Hultman received 500,000 options to purchase our common stock with an exercise price of $.39 per share. The options vest one third on April 1, 2007 and the remaining two thirds vest equally over the next eight quarters. Mr. Hultman’s stock option award was valued using the Black Scholes model in accordance with SFAS 123R.

(2)	Mr. Pizzo became our Chief Financial Officer in March 2006. On March 27, 2006, Mr. Pizzo received 1 million options to purchase our common stock with an exercise price of $.42 per share. The options vest one third on April 1, 2007 and the remaining two thirds vest equally over the next eight quarters. In addition, on September 21, 2006, Mr. Pizzo received 250,000 options to purchase our common stock with an exercise price of $.39 per share. The options vest one third on April 1, 2007 and the remaining two thirds vest equally over the next eight quarters. Mr. Pizzo’s stock option award was valued using the Black Scholes model in accordance with SFAS 123R.

(3)	Mr. Kelley is the Chief Executive Officer of Kelley Communication Company, Inc. which we acquired on September 22, 2005. He is also a member of our Board of Directors.

(4)	Mr. Rosenthal became our Chief Financial Officer in March of 2005 and President of Kelley in October 2005. Mr. Rosenthal resigned from both positions in March 2006.
We appointed Jeff Hultman as our Chief Executive Officer on March 7, 2005. We executed an employment agreement with Mr. Hultman in March 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Hultman and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Hultman an amount equal to payment at Mr. Hultman’s base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Hultman. Mr. Hultman currently earns a gross salary of $16,000 per month and retains a warrant to purchase 2.5 million shares of our common stock at $.10 per share, which become exercisable upon the earlier to occur of (i) a change of control of the Company, (ii) Mr. Hultman’s termination of service with the Company, or (iii) December 1, 2009. Any shares obtained on the exercise of this warrant will be subject to a leak out agreement.
We appointed Michael Kelley as Chief Executive Officer of Kelley, the company he founded, upon it’s acquisition on September 22, 2005. We executed an employment agreement with Mr. Kelley in September 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Kelley and us. We may terminate the employment agreement at our discretion during the initial term, provided that we shall pay Mr. Kelley an amount equal to payment at Mr. Kelley’s base salary rate for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Kelley. Mr. Kelley currently earns a gross salary of $10,000.
We appointed Christopher Pizzo as our Chief Financial Officer on March 27, 2006. We executed an employment agreement on that date with Mr. Pizzo, which will continue in effect for two years and can be renewed upon mutual agreement between Mr. Pizzo and us. We can terminate the employment agreement at our discretion during the initial term, provided that we pay Mr. Pizzo a lump sum amount equal to payment at Mr. Pizzo’s base salary for six months. We can also terminate the employment agreement for cause with no financial obligations to Mr. Pizzo. Mr. Pizzo earned a gross salary of $12,500 per month for his first 90 days of employment and currently earns $15,000 per month. In addition, Mr. Pizzo received a bonus on signing of $5,000 and a bonus after his first 90 days of employment of $7,500. Mr. Pizzo was also issued options to purchase 1 million shares of common stock at $.42 per share, subject to certain vesting provisions over a three year period. On September 21, 2006, we issued 250,000 stock options to Mr. Pizzo pursuant to our 2005 Stock Option Plan. The options have an exercise price of $.39 per share. On March 21, 2007, 46,667 options vested and the remaining options vest equally over the next 10 quarters.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards: Number
	Underlying	Underlying	of Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options (#)	Options (#)	Unexercised Unearned	Exercise	Expiration
Name (a)	Exercisable (b)	Unexercisable (c)	Options (#) (d)	Price ($) (e)	Date (f)

Jeffrey R.	0	2,555,000		$.10	12/1/2009
Hultman, Chief Executive Officer	0	500,000		$.39	9/20/2016

Christopher G.	0	1,000,000		$.42	3/29/2016
Pizzo, Chief Financial Officer	0	250,000		$.39	9/20/2016
DIRECTORS COMPENSATION
We do not have a formal plan to compensate directors. None of our directors were compensated for the duties in 2006.

ITEM 11. BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 15, 2007, by (i) each of our directors, (ii) each of our executive officers, (iii) each person known or believed by us to own beneficially five percent or more of our common stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days after May 15, 2007. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the stock ownership of any other person or group.

	Amount and Nature of	Percent of Beneficial
Name and Address of Beneficial Owner (1)	Beneficial Ownership	Ownership
Jeffrey R. Hultman	166,667 (2)	*
Christopher G. Pizzo	416,667 (3)	1.0%
James Michael Kelley (4)	15,266,577	35.7%
Dutchess Group (5)	3,378,468 (6)	7.7%
Gary Elliston (7)	5,338,820	20.71%
All directors and executive officers as a group (3 Persons)	15,849,911	34.9%

*	Less than 1%

(1)	The address of all individual directors and executive officers is c/o Siena Technologies, Inc., 5625 South Arville Street, Suite E, Las Vegas, NV 89118.

(2)	Includes stock options to purchase 166,667 shares. The exercise price of the stock options is $.39 per share and they expire in 2016.

(3)	Includes stock options to purchase 333,333 shares with an exercise price of $.42 per share and stock options to purchase 83,333 shares with an exercise price of $.39 per share. The stock options expire in 2016.

(4)	Includes warrants to purchase 675,000 shares. The exercise price of the warrants is $.50 per share and they expire in 2010.

(5)	Includes shares owned by three affiliated companies, Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd. The address of the Dutchess entities is 50 Commonwealth Avenue, Suite 2, Boston, MA 02116.

(6)	Includes warrants to purchase 2,026,468 shares. The exercise price of the warrants is $0.01 per share and they expire in 2011. Dutchess holds warrants to purchase an additional 1,166,686 shares of our common stock, however, the terms of the warrants provide that Dutchess may not exercise the warrants if such exercise would result in Dutchess owning in excess of 9.9% of our total outstanding shares of common stock.

(7)	Includes warrants to purchase 4,262,500 shares. The exercise price of 2,500,000 warrants is $.60 per share and the exercise price of 1,762,500 warrants is $.50 per share. The warrants expire in November of 2008 and January of 2009, respectively.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with James Michael Kelley, a member of our Board of Directors, which restated and replaced in its entirety, convertible debentures in the amount of $540,000, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amount as amended is $476,250. The promissory note bears interest at 7% per annum. We began making payments on the promissory notes in January 2007 and the promissory note is due in September 2008. We are obligated to make principal and interest payments in the aggregate amount of $180,000 for the 12 months ended December 31, 2007, and $352,801 for the 12 months ended December 31, 2008. As of May 15, 2007, we have not made the March, April or May payments to Mr. Kelley on this loan, however, Mr. Kelley has waived any default under the agreement.

The Amended and Restated Promissory Note also provides:
•	if prior to our full payment and satisfaction of the Amended and Restated Promissory Notes, we borrow monies or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), we are obligated to pay Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when we are obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing; and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, our earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), we are obligated to pay Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $152,816 remained outstanding as of December 31, 2006, all of which is current. As of May 15, 2007, we have not made the March, April or May payments to Mr. Kelley on this loan, however, Mr. Kelley has waived any default under the agreement.
During the year ended December 31, 2006 we entered into the following factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. Dutchess was able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse on seller. All of our assets including accounts receivable, inventories, equipment and promissory notes were collateral under these agreements. The difference between the face amount of each purchased account and advance on the purchased account would be reserved and would be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements. At December 31, 2006 all factoring and security agreements were paid in full in addition to interest paid to Dutchess amounting to approximately $120,000.

Date	Amount	Financing Fees
5/15/2006	$650,000	$5,000
4/13/2006	500,000	5,000
4/12/2006	200,000	5,000
3/27/2006	450,000	5,000
3/20/2006	650,000	5,000
3/9/2006	360,000	5,000
2/21/2006	100,000	5,000
2/16/2006	850,000	5,000
1/30/2006	150,000	5,000
1/27/2006	650,000	5,000

Totals	4,560,000	$50,000

Repayments	4,560,000

Balance at December 31, 2006	$0

ITEM 13. EXHIBITS.

Exhibits.
No.	Description
2.1	Plan of Reorganization between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 2.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

2.2	Acquisition Agreement and Plan of Reorganization between the Company and Robert and Sherry Rivera dated November 1, 2005 (included as exhibit 10.1 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

3.1	Articles of Incorporation, dated March 24, 1998 (included as exhibit 3.1 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.2	By-laws, dated March 24, 1998 (included as exhibit 3.2 to the Form 10-SB filed March 5, 1999, and incorporated herein by reference).

3.3	Amendment to By-laws, dated May 6, 1999 (included as exhibit 3.2.2 to the Form 10-SB filed May 14, 1999, and incorporated herein by reference).

3.4	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.2 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment of Articles of Incorporation (included as exhibit 3.3 to the Form 8-K filed November 29, 2000, and incorporated herein by reference).

3.6	Certificate of Amendment to Articles of Incorporation, dated January 10, 2003 (included as exhibit 3.3 to the Form 10-KSB filed April 15, 2003, and incorporated herein by reference).

3.7	Certificate of Amendment to the Certificate of Incorporation, dated June 26, 2003 (included as exhibit 4.1 to the Form 10-QSB filed November 13, 2003, and incorporated herein by reference).

3.8	Certificate of Amendment to Articles of Incorporation dated October 25, 2006 (included as exhibit 3.1.5 to the Form S-8 filed November 2, 2006, and incorporated herein by reference).

4.1	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.30 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.2	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 22, 2005 (included as exhibit 4.31 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.3	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.32 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.4	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 4.33 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.5	Form of Debenture between the Company and Preston Capital Partners, dated May 26, 2005 (included as exhibit 4.34 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.6	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.35 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.7	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 27, 2005 (included as exhibit 4.36 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.8	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.37 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.9	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 6, 2005 (included as exhibit 4.38 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.10	Form of Debenture between the Company and Preston Capital Partners, dated June 20, 2005 (included as exhibit 4.39 to the Form 10-QSB filed July 29, 2005, and incorporated herein by reference).

4.11	Collateral Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 19, 2005 (included as exhibit 4.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

Exhibits.
No.	Description
4.12	Form of Debenture between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.2 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.13	Debenture Registration Rights Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.3 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.14	Subscription Agreement between the Company and Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund, II, L.P., Dutchess Capital Management, LLC, dated September 22, 2005 (included as exhibit 4.4 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.15	Warrant between the Company and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.5 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.16	Promissory Note between the Company and Michael Kelley, dated September 22, 2005 (included as exhibit 4.6 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.17	Promissory Note between the Company and Robert Unger, dated September 22, 2005 (included as exhibit 4.7 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.18	Security Agreement between the Company and Dutchess Private Equities Fund L.P. and Dutchess Private Equities Fund, II, L.P., dated September 22, 2005 (included as exhibit 4.8 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

4.19	Promissory Note between the Company and Robert and Sherry Rivera, dated November 1, 2005 (included as exhibit 10.2 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.20	Security Agreement between the Company and Spectrum Communication Cabling Services, Inc., dated November 1, 2005 (included as exhibit 10.3 to the Form 8-K filed November 7, 2005, and incorporated herein by reference).

4.21	Form of Debenture between the Company and Preston Capital Partners, dated July 20, 2005 (included as exhibit 4.50 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.22	Form of Debenture between the Company and Preston Capital Partners, dated August 17, 2005 (included as exhibit 4.51 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.23	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.52 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.24	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 14, 2005 (included as exhibit 4.53 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.25	Form of Debenture between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.54 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.26	Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated September 19, 2005 (included as exhibit 4.55 to the 10QSB/A filed November 22, 2005, and incorporated herein by reference).

4.27	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 10, 2006 (included as exhibit 4.1 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

4.28	Common Stock for Warrant Exchange Agreement between the Company and Dutchess Advisors, Ltd., dated March 10, 2006 (included as exhibit 4.2 to the Form 8-K filed March 20, 2006, and incorporated herein by reference).

4.29	Promissory Note dated August 1, 2000 by the Company and Kelley in favor of Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., (included as exhibit 4.58 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.30	Promissory Note dated August 7, 2000 by the Company in favor of Preston Capital Partners, (included as exhibit 4.59 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.31	Amended and Restated Promissory Note dated August 14, 2006, by the Company in favor of Michael Kelley, (included as exhibit 4.60 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.32	Amended and Restated Promissory Note dated August 14, 2006 by the Company in favor of Robert Unger (included as exhibit 4.61 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.33	Form of Warrant Agreement between the Company and various investors in a private placement closing November 13, 2006 (included as exhibit 4.44 to the Form 8-K filed November 17, 2006, and incorporated herein by reference).

Exhibits.
No.	Description
4.34	Form of Voting Agreement between the Company and various investors in a private placement closing November 13(included as exhibit 4.45 to the Form 8-K filed November 17, 2006, and incorporated herein by reference).

4.35	Form of Registration Rights Agreement between the Company and various investors in a private placement closing November 13(included as exhibit 4.46 to the Form 8-K filed November 17, 2006, and incorporated herein by reference).

*10.1	Employment Agreement between the Company and Jeffrey R. Hultman, dated March 7, 2005 (included as exhibit 99.2 to the Form 8-K filed March 9, 2005, and incorporated herein by reference).

10.2	Intercreditor Agreement between the Company and Nottingham Mayport, LLC, Dutchess Private Equities Fund L.P., Dutchess Private Equities Fund II, L.P., and Robert Unger, dated September 22, 2005 (included as exhibit 10.1 to the Form 8-K filed October 6, 2005, and incorporated herein by reference).

10.3	Rescission and Settlement Agreement among the Company and Robert Rivera, Sherry Perry Rivera and Spectrum Communications Cabling Services, Inc., dated January 6, 2006 (included as exhibit 10.1 to the Form 8-K filed January 6, 2006, and incorporated herein by reference).

10.4	First Amendment to Alton Plaza Lease between the Company and Alton Plaza Property dated January 31, 2006 (included as exhibit 10.37 to the 10-KSB filed April 18, 2006, and incorporated herein by reference).

*10.5	Employment Agreement between the Company and Chris Pizzo effective March 27, 2006 (included as exhibit 10.37 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.6	Loan Restructure Agreement dated August 1, 2006, by and between the Company, Kelley, Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP and Dutchess Advisors, Ltd., 2006 (included as exhibit 10.38 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.7	Loan Restructure Agreement dated August 7, 2006, by and between the Company and Preston Capital partners, LLC, 2006 (included as exhibit 10.39 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.8	Letter Agreement with Ascendiant Securities, LLC dated October 24, 2006 (included as exhibit 10.9 to the 10-QSB filed November 14, 2006, and incorporated herein by reference).

10.9	Second Loan Restructuring Agreement dated February 5, 2007 between the Company and Dutchess (included as exhibit 10.10 to the Form 8-K filed February 9, 2007, and incorporated herein by reference).

10.10	Settlement Agreement dated February 26, 2007 between the Company, Kelley Communications Company, Inc. Kelley Technologies, LLC, James Michael Kelley and Lisa Cox, individually and as Special Administratrix of the Estate of Steven L. Cox (included as exhibit 10.11 to the Form 8-K filed February 28, 2007, and incorporated herein by reference).

10.11	Second Amended and Restated Promissory Note dated March 2, 2007 by the Company in favor of Robert Unger (included as exhibit 10.12 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.12	Business Loan Agreement dated March 2, 2007 between Kelley and Bank of Nevada (included as exhibit 10.13 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.13	Changes in Terms Agreement dated March 2, 2007 between Kelley and Bank of Nevada (included as exhibit 10.14 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.14	Contribution, Assignment and Assumption Agreement dated April 9, 2007 between Kelley Communication Company, Inc., MC Services LLC and Tuscany Services LLC (included as exhibit 10.14 to the Form 8-K filed April 13, 2007, and incorporated herein by reference).

10.15	Operating Agreement dated April 9, 2007 between Kelley Communication Company, Inc. and Tuscany Services LLC (included as exhibit 10.15 to the Form 8-K filed April 13, 2007, and incorporated herein by reference).

21	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
AUDIT FEES
We incurred fees to our auditors, Jasper + Hall, PC, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 and, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2006 were $32,500.
TAX FEES
None.
ALL OTHER FEES
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada on May 17, 2007.

Siena Technologies, Inc.
/s/ Jeffrey R. Hultman
By: Jeffrey R. Hultman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company

Signature
Name	Title	Date

/s/ Jeffrey R. Hultman Jeffrey R. Hultman	Director and Chief Executive Officer	May 17, 2007

/s/ Michael Kelley Michael Kelley	Director	May 17, 2007

/s/ Christopher Pizzo Christopher Pizzo	Director, Chief Financial Officer, Principal Accounting Officer	May 17, 2007