Form 10QSB
period 2007-03-31
SIENA TECHNOLOGIES, INC.
filed 2007-05-21
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 21, 2007 there were 42,163,691 shares of common stock issued and outstanding, $0.001 par value.
     Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Network Installation Corp.)

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Consolidated Balance Sheets

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS:
CURRENT ASSETS:
Cash	$133,950	$7,808
Accounts Receivable, Net of Allowance for Doubtful Accounts of $101,678 ($11,044 at 2006)	503,910	1,388,169
Inventories	664,501	511,817
Costs in Excess of Billings	400,233	590,484
Current Assets of Discontinued Operations	—	41,981
Prepaid Expenses and Other Current Assets	141,318	22,152

Total Current Assets	1,843,912	2,562,411

Fixed Assets, Net of Accumulated Depreciation of $593,314 ($568,296 at 2006)	228,697	250,687

OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Patents	5,679	5,679
Assets Held for Sale	750,000	771,325

Total Other Assets	8,099,895	8,121,220

TOTAL ASSETS	$10,172,504	$10,934,318

LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$278,543	$606,089
Accounts Payable	1,310,591	1,937,463
Billings in Excess of Costs	1,081,524	924,963
Current Liabilities of Discontinued Operations	305,764	391,836
Current Portion of Notes Payable	27,303	36,264
Current Portion of Related Party Notes Payable	291,743	303,303
Fair Market Value of Derivative Liabilities	1,006,918	1,827,108

Total Current Liabilities	4,302,386	6,027,026

LONG-TERM DEBT
Notes Payable	1,531,184	1,215,797
Related Party Notes Payable	6,630,145	6,665,816
Litigation Settlement Obligation	60,000	—

Total Long-Term Debt	8,221,329	7,881,613

STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,103,029 and 34,125,937 shares issued and outstanding in 2007 and 2006, respectively	42,103	34,126
Additional Paid-in Capital	29,385,048	29,204,486
Shares to be Issued	116,411	116,994
Accumulated Deficit	(31,894,773)	(32,329,927)

Total Stockholders’ Deficit	(2,351,211)	(2,974,321)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,172,504	$10,934,318

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006 As Restated
REVENUE
Sales	$1,087,287	$6,704,233
Cost of Goods Sold	740,877	5,678,853

GROSS PROFIT	346,410	1,025,380
OPERATING EXPENSES
Investor Relations	71,692	9,450
Salaries	961,736	467,577
Other Operating Expenses	457,050	580,150

Total Operating Expenses	1,490,478	1,057,177

LOSS FROM CONTINUING OPERATIONS	(1,144,068)	(31,797)
OTHER INCOME (EXPENSE)
Interest Expense	(162,510)	(889,319)
Impairment of Assets Held for Sale	(42,503)	—
Employee Stock Option Expense	(81,137)	(36,372)
Change in Fair Value of Derivatives	1,865,372	1,997,299

Total Other Income	1,579,222	1,071,608
LOSS FROM DISCONTINUED OPERATIONS	—	(761,978)

Net Income	$435,154	$277,833

Basic Earnings Per Common Share	$0.01	$0.01

Diluted Earnings Per Common Share	$0.01	$0.01

Weighted Average Shares Used to Compute:
Basic Earnings Per Common Share	39,071,211	49,310,525

Diluted Earnings Per Common Share	46,455,168	55,771,994

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net income	$435,154	$277,833
Adjustments to reconcile net income to net cash used in operating activities
Stock issued for services	30,000	—
Cost of assets, inventory sold	—	133,209
Depreciation	25,018	39,903
Amortization of debt discount	—	372,312
Fair value adjustments of derivative liabilities	(1,865,372)	(1,997,299)
Fair value of derivative liabilities in excess of proceeds	—	341,860
Bad debt expense	90,634	22,766
Conversion of debt	—	98,080
Impairment of assets held for sale	42,503	—
Employee stock option expense	81,137	36,372
Accretion of notes payable balances	21,973	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	793,625	(1,030,503)
(Increase) decrease in inventories	(152,684)	1,440,824
Decrease (increase) in costs in excess of billings	190,251	(390,763)
(Increase) decrease in prepaid expenses and other current assets	(119,166)	26,995
Increase in litigation settlement obligation	60,000	18,060
(Decrease) increase in accounts payable	(636,872)	302,637
Decrease (increase) in billings in excess of costs	156,561	(397,535)
Decrease in liabilities of discontinued operations, net	(44,091)	—
Decrease in payroll taxes payable	—	(22,637)

NET CASH USED IN OPERATING ACTIVITIES	(891,329)	(727,886)

CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,028)	(16,938)
Cash invested in assets held for sale	(21,178)	—
Increase in advances	—	(105,542)

NET CASH USED IN INVESTING ACTIVITIES	(24,206)	(122,480)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable	42,418	154,195
Payments of bank loans	(57,980)	—
Proceeds from related party debt	—	750,000
Net proceeds from issuance of stock	1,132,000	—
Payments of notes payable	(17,032)	(489,897)
Proceeds from factor	—	3,060,000
Payments to factor	—	(1,771,400)
Payments of officer note payable	(57,729)	(58,293)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,041,677	1,644,605

NET INCREASE IN CASH & CASH EQUIVALENTS	126,142	794,239
BEGINNING CASH & CASH EQUIVALENTS	7,808	438,467

ENDING CASH & CASH EQUIVALENTS	$133,950	$1,232,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$134,855	$136,184

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Stock issued for debt reduction	$—	$98,080

Accrued commissions in connection with private placement	$10,000	$—

Issuance of warrants in connection with private placement	$1,045,182	$—

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Notes to Consolidated Financial Statements March 31, 2007 — (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
OVERVIEW
On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has three wholly owned subsidiaries, Kelley Communication Company, Inc. (“Kelley”), Com Services, Inc. (“Com”) and Network Installation Corporation (“NIC”), of which Com and NIC have both been discontinued.
The Company currently does business through its wholly owned subsidiary, Kelley. Kelley has two operating divisions, Kelley Technologies and Enhance Home Technology (“Enhance”). Kelley specializes in the design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets. Kelley has developed a Patent-Pending, proprietary, next-generation Race and Sports Book technology platform designed for the gaming industry. In addition, Kelley has acquired exclusive rights to sell Techcierge™, a “smart building” software management system. The rights are exclusive in Nevada, Arizona and California with regard to the Multiple Dwelling Unit (“MDU”) marketplace and the rights are exclusive on a worldwide basis with regard to the gaming and casino marketplace. In addition, Kelley has acquired non-exclusive rights to sell a “smart building” security and surveillance software and hardware system.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
RESTATEMENT OF INTERIM UNAUDITED FINANCIAL STATEMENTS AT AND FOR THE THREE MONTHS ENDED MARCH 31, 2006
The Company has amended and restated its interim unaudited financial statements at and for the three months ended March 31, 2006, to account for: (i) the Company’s issuance of convertible debentures and related warrants to be in conformity with EITF 00-19, (ii) the issuance of a warrant in exchange for common stock by classifying the warrant as a derivative liability with changes in fair value being reported in the income statement and (iii) its issuance of stock options to employees in accordance with SFAS 123R, which the Company did not adopt timely.
EFFECT OF RESTATEMENTS
Effect on Income Statement

Three Months Ended
March, 31, 2006
Description	(Unaudited)
Net Loss as Reported	$(1,329,230)

Basic and Diluted Net Loss Per Common Share as Reported	$(0.03)

Total Other Expense as Reported	(662,133)

Restatements
Employee Stock Option Expense	$(36,372)
Amortization of Additional Debt Discount Related to Beneficial Conversion Feature into Interest Expense	(12,004)
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	(341,860)
Change in Fair Value of Derivative Liabilities Related to Beneficial Conversion Features and Related Warrants	1,680,538
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	316,761

Total Restatements	$1,607,063

Net Income as Restated, Prior to Reclassification of Discontinued Operations	$277,833

Basic and Diluted Net Income Per Common Share as Restated	$0.01

Total Other Income as Restated	$944,930
Reclassification of Other Expense of Discontinued Operations	126,678

Total Other Income as Restated	$1,071,608

In addition, the Company has restated its interim unaudited financial statements at and for the three months ended March 31, 2006 as a result of reclassifying the results of operations and other expenses related to the discontinuance of operations at its NIC and COM subsidiaries, which combined generated losses from operations of ($635,300) and other expenses of ($126,678). The combined net loss of ($761,978) has been included in Loss From Discontinued Operations in the Income Statement for the three months ended March 31, 2006.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, NIC, Kelley, and COM. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of NIC and COM have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements.
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
INVENTORY
Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at quarter end. The Company does not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at Kelley. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has written-off $529,096 at its Kelley subsidiary, for the year ended December 31, 2006, due to obsolescence.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of March 31, 2007 and December 31, 2006, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
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

REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, fabrication of racked equipment, project management and delivery generated by Kelley are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
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
The following table sets forth the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods and amounts vested at March 31, 2007.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period
10/20/2005	972,500	0.79	530,000	442,500	26 months
3/30/2006	1,347,500	0.42	142,500	1,205,000	36 months
6/2/2006	600,000	0.41	0	600,000	36 months
8/8/2006	192,500	0.21	17,500	175,000	36 months
9/1/2006	350,000	0.42	0	350,000	36 months
9/21/2006	750,000	0.39	0	750,000	30 months
9/25/06 to 2/1/2007	200,000	0.27 to 0.42	50,000	150,000	36 months

Balance at March 31, 2007	4,412,500		740,000	3,672,500

BASIC AND DILUTED NET INCOME PER SHARE
Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006. There were no convertible debentures outstanding as of March 31, 2007.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 3,672,500 (at strike prices ranging from $.21 to $.79 per share) and 2,320,000 (at strike prices ranging from $.42 to $.79 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 19,265,895 (at strike prices ranging from $.01 per share to $.85 per share) and 10,945,645 (at strike prices ranging from $.01 to $1.90 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31, 2006, respectively.
401(k) AND PROFIT SHARING PLANS
The Company has a qualified 401(k) profit sharing plan that covers substantially all full-time employees meeting certain eligibility requirements. The Company’s annual profit sharing contribution is discretionary as determined by the Board of Directors; however, the contributions cannot exceed 25% of compensation for the eligible employees in any one tax year. For the year ended December 31, 2006, the Company’s net contributions to the plan (after applying forfeiture credits) was $142,777. Contributions to the Plan are designated for each “allocation group”, and then allocated among eligible participants in each group based on the ratio of their salaries to the total salaries of all participants in the group. The plan document specifies the members of each allocation group. Because of the Company’s defined benefit pension plan (which was terminated in 2006), the minimum contribution for each eligible non-key employee is 5% of pay. After 2006, provided that no “key employee” makes 401(k) contributions to the plan, there will be no minimum company contribution required.
Profit sharing contribution accounts are subject to a five year graded vesting schedule.
With respect to the plan’s 401(k) feature, eligible employees may contribute from 1% to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Although the plan provides for a discretionary matching contribution by the Company, no matching contributions were made for the year ended December 31, 2006 and the Company does not intend to make any contributions for 2007.

DEFINED BENEFIT PLAN
Kelley sponsors a defined benefit pension plan which covers all employees who have completed one year of service and have attained the age of twenty-one. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Kelley’s Plan; amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used:

At December 31,
2006
Change in benefit obligation:
Benefit obligation at beginning of year	$400,194
Actuarial gain	(2,161)
Interest cost	21,892

Benefit obligation at end of year	$419,925

Change in plan assets:
Fair value of plan assets at beginning of year	$402,659
Actual return on plan assets	33,516

Fair value of plan assets at end of year	$436,175

For the Year
Ended
December 31,
2006
Funded status	$(16,250)
Unrecognized net actuarial gain	(12,648)

Net amount recognized	$(3,602)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(3,602)

Net amount recognized	$(3,602)

Weighted-average assumptions as of December 31:
Discount rate	5.50%
Expected return on plan assets	6.00%
Rate of compensation increase	3.00%
Components of net periodic benefit cost for the year ended December 31, 2006 are as follows:

2006
Service cost	$0
Interest cost	21,892
Net asset gain (loss) during the period deferred for later recognition	9,356
Expected return on plan assets	(33,516)

Net periodic benefit cost	$(2,268)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans as of December 31, 2006 were $419,925, $419,925 and $436,175.
The provisions of Financial Accounting Standards Board Statement No. 87 (Employers’ Accounting for Pensions) require the Company to record an additional minimum liability of $0 at December 31, 2006. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost.
The Company has discontinued the defined benefit pension plan as of November 13, 2006.

3. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has accumulated deficit of $31,894,773, and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but, not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near term: (i) completed the discontinuance of operations ant NIC and COM, (ii) increased gross margins at Kelley from 12% in the fourth quarter of 2005 to 32% in the first quarter of 2007, (iii) restructured all of the Company’s convertible debt in exchange for promissory notes with payment terms ranging from two to five years, (iv) retired the rights for the holders to convert the outstanding debt into common stock of the Company, (v) restructured bank and other loans payable saving $500,000 of debt service in 2007, (vi) reduced head count which is expected to result in approximately $500,000 in cost savings in 2007, (vii) raised $2,157,000 in private equity, (viii) increased sales and marketing efforts and (ix) sold a 50% share of a non-core business asset that yielded approximately $316,000 in net proceeds.
4. ASSETS HELD FOR SALE
The Company is currently in the process of designing and building cable television and internet systems in order to provide such services to up to approximately 2,000 residential homeowners in a development in Henderson, Nevada called Tuscany. The Company and its Board of Directors approved a plan to sell the asset. In April of 2007, the Company sold 50% of its interest in this asset for $375,000 and entered into a joint venture agreement to manage the operations along with the buyer. At March 31, 2007 and December 31, 2006, the Asset Held for Sale was comprised primarily of materials and labor costs incurred on the job site, net of the results of the operations to date. The operations to date consist of minimal billings to the home owners association for customers who are receiving basic cable television service from the Company and billings to individual home owners for internet services provided to them by the Company, less the costs to provide such services and maintain the equipment. The initial installation, or Phase I, was completed on September 1, 2006 and Phase II (to provide expanded cable television services) was substantially completed in April of 2007. At December 31, 2006, the Company wrote the asset down by $477,295 to approximate its fair market value, based on the purchase price received from the buyer.
5. PAYROLL TAX LIABILITY
Payroll tax liabilities of $194,141 and $239,142 were payable at March 31, 2007 and December 31, 2006, respectively. These liabilities arose at NIC and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At March 31, 2007 and December 31, 2006, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.

6. FAIR MARKET VALUE OF DERIVATIVE LIABILITIES
The fair market value of derivative liabilities consist of the following:

	March 31, 2007	December 31, 2006
Derivative liability related to the issuance of warrants in exchange for common stock in March 2006	$1,036,673	$1,497,416
Adjustment to record fair market value of derivative liability	(575,929)	(460,743)

Subtotal	460,744	1,036,673

Derivative liability related to the issuance of warrants related to private placement in November 2006	790,435	729,820
Adjustment to record fair market value of derivative liability	(592,389)	60,615

Subtotal	198,046	790,435

Derivative liability related to the issuance of warrants related to private placement in January 2007	1,045,182	—
Adjustment to record fair market value of derivative liability	(697,054)	—

Subtotal	348,128	—

Balance	$1,006,918	$1,827,108

7. NOTES PAYABLE
Notes Payable — Related to the Acquisition of Kelley
The Company entered into the following borrowing transactions in connection with its acquisition of Kelley:
The Company entered into a note payable to a bank dated August 30, 2005 (the “B of A Note”), which bears interest at a variable rate, 2% over the Prime Rate, or 10.25% per annum as of December 31, 2006. Monthly principal payments of $20,834 are due on this note through September 15, 2008. The balance of $442,449 remained outstanding as of December 31, 2006, and included a current portion of $250,008. This note payable is collateralized by amounts that have been pledged by Dutchess, a related party to the Company.
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
On March 2, 2007, the Company refinanced the B of A Note and the B of N Note, using the proceeds from the Bank of Nevada to satisfy the B of A Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. The Company received proceeds of $42,418 from the Bank of Nevada from the new note at closing. The balance at March 31, 2007 was $1,067,695 and included a current portion of $278,543.
On September 22, 2005, the Company issued $360,000 in convertible debentures to an unaffiliated individual and $540,000 in convertible debentures due to a member of the Company’s Board of Directors. The convertible debentures carried an interest rate of 0.00% and were due in September of 2006. These debentures were issued with a discounted price from the face value of $60,000 and $90,000 respectively. The holders were entitled to convert the face amount of the debentures, plus accrued interest, anytime following the issuance of these convertible debentures, into common stock of the Company at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the issuance of the convertible debentures (“Fixed Conversion Price”), each being referred to as the “Conversion Price”. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. Additionally, the Company issued warrants to purchase 90,000 and 135,000 shares of the Company’s common stock, respectively, at a purchase price equal to 120% of the fair market value on the date of issuance. The warrants were valued at $21,919 and $32,790, respectively, and were recorded as derivative liabilities in the Company’s balance sheet. The beneficial conversion features related to these convertible debentures were valued at $572,386 and were recorded as debt discount and derivative liabilities. The debt discount was being amortized into interest expense over the life of the loan.

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
The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $119,480 and $152,816, all of which is current, remained outstanding as of March 31, 2007 and December 31, 2006, respectively. As of May 15, 2007, the Company has not paid Mr. Kelley the monthly payments for March, April or May, however, Mr. Kelley has waived any default under the agreement.
The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $29,004 remained outstanding as of March 31 2007, of which $19,014 is included in current liabilities.
During the year ended December 31, 2006, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease. At March 31, 2007, the balance of $23,514 remained outstanding of which approximately $4,500 is included in current liabilities.
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
Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with the holder of these convertible debentures pursuant to which the convertible debentures were cancelled and replaced with a promissory note in the amount of $375,000 with an interest rate at 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008 (of which $20,000 has been paid as of May 15, 2007). Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.
In the event of a default on the new promissory note by the Company, the shareholder has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of the Company’s common stock.
8. RELATED PARTY TRANSACTIONS
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

9. DISCONTINUED OPERATIONS
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

	March 31,	December 31,
	2007	2006
Assets of discontinued operations
Cash	$—	$—
Accounts receivable, net	—	41,981
Inventory	—	—
Fixed assets, net	—	—
Security deposit	—	—

Total assets	$—	$41,981

Liabilities of discontinued operations
Accounts payable and accrued expenses	$111,622	$152,694
Payroll taxes payable	194,142	239,142

Total liabilities	$305,764	$391,836

Net liabilities of discontinued operations	$305,764	$349,855

Loss from discontinued operations in the Company’s Income Statements consists of;

	Three Months Ended March 31,
	2007	2006
Sales	$—	$101,913
Cost of goods sold	—	120,449

Gross profit	—	(18,536)
Less expenses
Salaries	—	98,858
Insurance	—	19,478
Travel	—	13,793
Interest expense	—	22,331
Loss on sale of assets	—	104,347
Other	—	484,635

Loss from discontinued operations	$—	$(761,978)

10. INCOME TAXES
No provision was made for Federal income tax since the Company has significant net operating losses. Through March 31, 2007 and December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $31,895,000 and $32,330,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

	At December 31,
	2006	2006
Tax benefit of net operating loss carry-forward	$9,569,000	$8,887,000
Valuation allowance	(9,569,000)	(8,887,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

March 31, 2007 and
December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)%
Changes in valuation allowance	(40)%

Tax expense at actual rate	—

The valuation allowance increased by approximately $682,000 and $1,087,000 for the three months ended March 31, 2007 and for the year ended December 31, 2006, respectively. Since the realization of the operating loss carry-forwards are doubtful, it is reasonably possible that the Company’s estimate of the valuation allowance will change.
11. COMMITMENTS & CONTINGENCIES
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
In February 2007, the Company received a request from a third party to pay them certain amounts of the profits that may be generated in the future related to the contracts that Kelley is currently performing on related to the One Las Vegas project. The third party is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The third party is basing its request on verbal and email communications. Kelley is in the process of negotiating with this third party to settle this disagreement. It is likely that this situation will go to mediation, however, the overall exposure at this point is difficult to determine. The Company believes that its exposure is limited and that the outcome of this situation will not have a material impact on its financial statements, and that it is too premature at this time to estimate what losses, if any, may be incurred.
The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe implication of these litigations will have any material impact on the Company’s financial statements.
OTHER COMMITMENTS
The Company is obligated to pay rent amounts as follows:
For the 12 months ended March 31:

2008	$180,000
2009	$90,000
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
12. STOCKHOLDERS’ EQUITY
EQUITY
During the three months ended March 31, 2007, the Company issued 100,842 shares of common stock valued at $30,000 to service providers for investor relations services.
During the three months ended March 31, 2007, the Company incurred $81,137 in employee stock option expense.

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
Gain (Loss) on Fair Value of Warrant

Q1 2006	$316,761
Q2 2006	403,150
Q3 2006	(259,168)
Q4 2006	0

Total 2006	$460,743

Q1 2007	$575,929

Private Placements
On January 23, 2007, the Company closed on a private placement whereby the Company raised $1,157,000 in exchange for 7,231,250 shares of the Company’s common stock and warrants to purchase 7,231,250 shares of the Company’s common stock at $0.50 per share. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $1,045,082. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $1,045,082. The Company utilized the Black-Scholes option pricing model to value the warrants. Attributes used to determine the initial value of the warrants on January 23, 2007 and March 31, 2007 are below. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $697,054 for the three months ended March 31, 2007.
Warrant Valuation Information for the Initial Value on January 23, 2007

	March 31,	January 23,
	2007	2007
Valuation Assumptions
Stock price on grant date	$0.32	$0.32
Number of warrants	7,231,250	7,231,250
Expected option term (in years)	4.75	5
Expected duration from grant to expiration date (in years)	10	10
Option vesting term (in years)	1.94	2.00
Expected volatility	61.07%	60.75%
Risk-free interest rate	4.56%	4.60%
Expected forfeiture rate	5%	5%
Estimated corporate tax rate	40%	40%
Expected dividend yield	0%	0%
On August 1, 2006, the Company entered into a non-exclusive contract with a licensed broker-dealer for financial advisory services. The Company has agreed to pay a commission of 7% on all units sold by this broker-dealer.
On November 13, 2006, the Company closed on a private placement whereby the Company raised $1,000,000 in exchange for 5,000,000 shares of the Company’s common stock and warrants to purchase 5,000,000 shares of the Company’s common stock at $0.60 per share. The Company recorded the issuance of the common stock (par value $.001) as a credit to Common Stock, Par of $5,000 and a credit to Additional Paid In Capital of $995,000, net of financing costs associated with this particular private placement of $401,027. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $729,820. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $729,820. The Company utilized the Black-Scholes option pricing model to value the warrants and has calculated a loss on derivative liability of

$60,615 for the year ended December 31, 2006. Attributes used to determine the initial value of the warrants on November 13, 2006 and the value of the warrants on March 31, 2007 and December 31, 2006 are below.
Warrant Valuation Information for the Initial Value on November 13, 2006

	March 31,	December 31,	November 13,
	2007	2006	2006
Valuation Assumptions
Stock price on grant date	$0.37	$0.37	$0.37
Number of warrants	5,000,000	5,000,000	5,000,000
Expected option term (in years)	4.58	5	5
Expected duration from grant to expiration date (in years)	9	10	10
Option vesting term (in years)	2.9	3	3
Expected volatility	61.07%	55.12%	55.12%
Risk-free interest rate	4.58%	4.60%	4.60%
Expected forfeiture rate	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%
Expected dividend yield	0%	0%	0%
Additionally, during the year ended December 31, 2006, the Company:
•	Issued 294,871 shares of common stock, valued at $110,000 for financial advisory services rendered on behalf of the Company, such shares were issued in November 2006;

•	Wrote off $48,991 related to the fair market value of derivative liabilities for beneficial conversion features that were converted into common stock;

•	Issued 300,000 shares of common stock related to the DMSI settlement;

•	Issued 265,152 shares of common stock valued at $105,125 for services rendered on behalf of the Company;

•	Retired approximately 5,954,000 million warrants to purchase common stock of the Company related to the aforementioned debt restructurings. As a result, the Company wrote off $1,149,412 in unamortized discounts against Additional Paid in Capital;

•	Issued 434,484 shares of common stock to Dutchess upon Dutchess’ conversion of a convertible debenture, valued at $153,783.
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
13. BASIC AND DILUTED NET INCOME PER SHARE
Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.

Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006. There were no convertible debentures outstanding as of March 31, 2007.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 3,672,500 (at strike prices ranging from $.21 to $.79 per share) and 2,320,000 (at strike prices ranging from $.42 to $.79 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 19,265,895 (at strike prices ranging from $.01 per share to $.85 per share) and 10,945,645 (at strike prices ranging from $.01 to $1.90 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31, 2006, respectively.
14. SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The discussion and financial statements contained herein are for the three months ended March 31, 2007 and March 31, 2006. The following discussion should be read in conjunction with our financial statements and notes included herewith.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-KSB at and for the year ended December 31, 2006. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-QSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.
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
Revenue Recognition
Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, fabrication of racked equipment, project management and delivery generated by Kelley, are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.
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
Goodwill
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets. As required by SFAS 142, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations in the future.
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
Going Concern
Our unaudited financial statements at and for the the three months ended March 31, 2007 reflect an accumulated deficit of $31,894,773 and net operating losses of ($1,144,068). These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.
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
Inventory
Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at years end. We generally do not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at the Kelley subsidiary. We have reviewed our inventory for obsolescence on a quarterly basis since operations began and have written-off $529,097 at our Kelley subsidiary, for the year ended December 31, 2006, due to obsolescence.

Fair Value of Financial Instruments
Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of March 31, 2007 and December 31, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.
Accounting for Impairments in Long-Lived Assets
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We periodically evaluate the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. At March 31, 2007 and December 31, 2006, we wrote down the carrying amounts of our Tuscany asset held for sale in the amount of $42,503 and $477,295, respectively.
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
Basic and Diluted Net Income Per Share
Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of March 31, 2006. There were no convertible debentures outstanding as of March 31, 2007.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 3,672,500 (at strike prices ranging from $.21 to $.79 per share) and 2,320,000 (at strike prices ranging from $.42 to $.79 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 19,265,895 (at strike prices ranging from $.01 per share to $.85 per share) and 10,945,645 (at strike prices ranging from $.01 to $1.90 per share) shares of common stock remained outstanding as of March 31, 2007 and March 31, 2006, respectively.
THREE MONTH PERIOD ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2006, AS RESTATED
RESULTS OF OPERATIONS
SALES
Sales for the three months ended March 31, 2007 were $1,087,287 compared to $6,704,233 for the three months ended March 31, 2006. The decrease in revenues for this period when compared to the same period last year is primarily due to approximately $5 million of revenues earned during the three months ended March 31, 2006 on an $8 million contract with Station Casinos, Inc., with no corresponding contract for the three months ended March 31, 2007.
COST OF GOODS SOLD
Cost of goods sold for the three months ended March 31, 2007 were $740,877 compared to $5,678,853 for the three months ended March 31, 2006. The decrease in cost of goods sold for this period when compared to the same period last year is primarily due to cost of goods sold related to the $5 million of revenues earned during the three months ended March 31, 2006 on an $8 million contract with Station Casinos, Inc., with no corresponding contract for the three months ended March 31, 2007.
GROSS PROFITS
Gross profits for the three months ended March 31, 2007 were $346,410 or 31.9% compared to $1,025,380 or 15.3% for the three months ended March 31, 2006. The increase in margin percentage is due to management’s focus on improved contract pricing, better vendor terms and improved efficiencies in operating procedures related to servicing and delivering on our customer contracts.
OPERATING EXPENSES
Operating expenses for the three months ended March 31, 2007 amounted to $1,490,478 compared to $1,057,177 for the three months ended March 31, 2006. The increase was primarily due to an increase in salaries from $467,577 for the three months ended March 31, 2006 to $961,736 for the three months ended March 31, 2007. While headcount remained relatively constant for the two periods, salaries for our personnel directly related to customer jobs are included in cost of goods sold. Therefore as a result of our decrease in revenues, we have less personnel costs included in cost of goods sold, and more personnel costs included in operating expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Additionally, investor relations costs increased from $9,450 for the three months ended March 31, 2007 to $71,692 for the three months ended March 31, 2007. Such increases were offset by decreases in other operating expenses from $580,150 for the three months ended March 31, 2006 to $457,050 for the three months ended March 31, 2007. Significant components of other operating expenses included insurance of $116,005 and bad debt expense of $90,634 due to write offs of uncollectible receivables resulting from the cancellation of a customer project.
OTHER INCOME (EXPENSE)
Other income for the three months ended March 31, 2007 was $1,579,222 compared to $1,071,608 for the three months ended March 31, 2006. The increase in other income is primarily due to an decrease in interest expense from $888,319 for the three months ended March 31, 2007 to $162,510 which was a result of the debt restructurings that were completed the second and fourth quarters of 2006. The decrease in interest expense was partially offset by impairment of assets held for sale of $42,503 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006, and an increase in employee stock option expense from $36,372 for the three months ended March 31, 2006 to $81,137 for the three months ended March 31, 2007.
NET INCOME
Net Income for the three months ended March 31, 2007 was $435,154 compared to $277,833 for the three months ended March 31, 2006 due to the reasons set forth above in addition to a loss from discontinued operations for the three months ended March 31, 2006 of $761,978 compared to $0 for the three months ended March 31, 2007.

BASIC AND DILUTED INCOME PER SHARE
Our basic and diluted net income per share for the three months ended March 31, 2007 and March 31, 2006 was $0.01
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2007, our current assets were $1,843,912 and current liabilities were $4,302,386. Cash and cash equivalents were $133,950. Our stockholders’ deficit at March 31, 2007 was ($2,351,211). We had a net usage of cash from operating activities for the three months ended March 31, 2007 and 2006 of ($891,329) and ($727,886), respectively. We had a net usage of cash from investing activities for the three months ended March 31, 2007 and 2006 of ($24,206) and ($122,480), respectively. We had net cash provided by financing activities of $1,041,677 and $1,644,605 for the three months ended March 31, 2007 and 2006, respectively. We had $42,418 from borrowings in the three months ended March 31, 2007 as compared to $3,964,195 (including $3,060,000 in factorings) in the corresponding period last year.
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
On March 2, 2007, we refinanced the Bank of America Note and the Bank of Nevada Note, using the proceeds from the Bank of Nevada to satisfy the Bank of America Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. We received proceeds of $42,418 from the Bank of Nevada from the new note at closing. The balance at March 31, 2007 was $1,067,695 and included a current portion of $278,543.
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
We entered into the following borrowing transactions in connection with our acquisition of Kelley:
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $119,480 and $152,816, all of which is current, remained outstanding as of March 31, 2007 and December 31, 2006, respectively. As of May 15, 2007, the Company has not paid Mr. Kelley the monthly payments for March, April or May, however, Mr. Kelley has waived any default under the agreement.
Upon the acquisition of Kelley, we assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006. The balance of $29,004 remained outstanding as of March 31 2007, of which $19,014 is included in current liabilities.

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
OTHER COMMITMENTS
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the three months ended March 31, 2007 amounted to approximately $45,000. Kelley is obligated to pay rent amounts as follows:

For the twelve months ended March 31,:
2008	$180,000
2009	$90,000
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
Payroll tax liabilities of $239,142 are payable at December 31, 2006. These liabilities arose at NIC and COM during 2003 and 2004. We have been and remain current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by us whereby we are obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.
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
MATERIAL TRENDS AND UNCERTAINTIES
For the three months ended March 31, 2007, we generated revenues in the amount of $1,087,287. This marks the fourth consecutive quarter in which we have experienced a decrease in our revenues, which can be attributed to a confluence of factors. For example, our sales cycle can take as long as six to twelve months, or sometimes longer, for the large dollar value construction contracts on which we bid. Historically, Kelley has not had a formal sales staff and has relied upon existing relationships, word of mouth and in-bound requests for proposals to generate its sales. Many factors have changed in the gaming and real estate industries in Las Vegas, which has resulted in fewer and fewer relationship sales, and word of mouth and inbound sales opportunities, particularly throughout 2006. In addition, many of the projects on which we have been actively bidding, have been cancelled, put on hold, or delayed, particularly in the Las Vegas market. In addition, once we consummate a sale, our delivery cycle can take as long as six to twelve months, and therefore our revenues are earned over a long period of time on each contract. This is particularly true on the build portion of our contracts. While the design elements can move along a bit quicker, they are the lower dollar value contracts when compared to our build contracts. Our build contracts have much higher dollar values than our design contracts and take a lot longer to service and deliver. Some of the customers we are servicing on the projects we have won, have delayed or shifted their construction schedules out into the future, delaying our opportunity to service the projects and earn revenue in periods that are consistent with our projections and cash flow needs.
Due to the nature of our business, our costs are relatively fixed in the short term and as such our operating expenses for the three months ended March 31, 2007 amounted to in excess of $1.1 million. While our gross margins have been increasing, we continue to face cash flow shortages due to our continued decline in sales coupled with our relatively fixed operating cost structure. We have attempted to cure our decrease in sales and cash flow shortages with multiple solutions. In the fourth quarter of 2006, we reduced head count which we expect may result in cash flow savings of approximately $500,000 in 2007. We also restructured our debt obligations and sold off 50% of a non-core business asset in our continued efforts to conserve cash and reduce cash expenditures. We minimally offset this decrease by adding head count to our sales department as part of our increased sales and marketing efforts. While we have expanded outside of the Las Vegas market into Houston and other markets, our lack of available cash has restricted our ability to more aggressively pursue opportunities outside of Las Vegas, which has been part of our growth plan. We have made several attempts throughout 2006 and 2007 to raise both long and short term financing, from multiple different sources, however, we have been unsuccessful in procuring the requisite amount of capital. We have also created a business model that includes generating recurring revenues with long term contracts, however, the execution of such business model requires additional financing which we have been unable to obtain and we have been unable to explore this model further due to our cash flow shortages.
As of May 21, 2007, we have approximately $750,000 of accounts receivable that are due to be collected over the next 30 to 60 days, however, we have a minimal amount of cash on hand. We are currently in the process of exploring receivable factoring opportunities, as well as more permanent debt and equity financing options, however, there can be no assurance that these efforts will be successful.

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
It is our intention to continue to focus our sales and marketing efforts on our core competencies in the design and build of low voltage systems and deploy our expertise in hi-end design, build and project management for our hotel and casino customers, our high rise MDU customers as well as other commercial and residential buildings that are using “smart building technologies” similar to those that we provide. In addition, we will continue to focus our sales efforts on exploiting our exclusive rights to sell Techcierge™, a building amenity and management software and our reseller rights to sell building security hardware and software to building owners, developers and management companies. However, there can be no assurance that we will be successful in our sales efforts, nor can there be any assurance given that even if we are successful in attracting new customers, that we will be able to finance our short term capital needs or that we will be able to deliver our services with sufficient gross margins and profits.
SUBSIDIARIES
As of March 31, 2007, we had three wholly-owned subsidiaries, Kelley Communication Company, Inc., Com Services, Inc. and Network Installation Corporation. Com Services, Inc. and Network Installation Corporation have both been discontinued, and Kelley Communication Company, Inc. remains our only active operating subsidiary.
ITEM 3. CONTROLS AND PROCEDURES.
As of May 15, 2007, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended March 31, 2007, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SIENA TECHNOLOGIES, INC. (Registrant)

Date: May 21, 2007	By:	/s/ Jeffrey R. Hultman Jeffrey R. Hultman Chairman & Chief Executive Officer

	By:	/s/ Christopher G. Pizzo Christopher G. Pizzo Chief Financial Officer, (Principal Accounting Officer)