Form 10QSB
period 2007-06-30
SIENA TECHNOLOGIES, INC.
filed 2007-07-11
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 11, 2007 there were 42,163,691 shares of common stock issued and outstanding, $0.001 par value.
     Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Network Installation Corp.)

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Consolidated Balance Sheets

	June 30, 2007
	(Unaudited)	December 31, 2006
ASSETS:
CURRENT ASSETS:
Cash	$73,413	$7,808
Accounts Receivable, Net of Allowance for Doubtful Accounts of $49,803 ($11,044 at 2006)	1,019,457	1,388,169
Inventories	620,207	511,817
Costs in Excess of Billings	257,435	590,484
Current Assets of Discontinued Operations	—	41,981
Prepaid Expenses and Other Current Assets	27,576	22,152

Total Current Assets	1,998,088	2,562,411

Fixed Assets, Net of Accumulated Depreciation of $618,995 ($568,296 at 2006)	203,016	250,687

OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Patents	5,679	5,679
Investment in Tuscany Services LLC	354,851	—
Assets Held for Sale	—	771,325

Total Other Assets	7,704,746	8,121,220

TOTAL ASSETS	$9,905,850	$10,934,318

LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$283,764	$606,089
Accounts Payable	1,641,736	1,937,463
Billings in Excess of Costs	1,675,456	924,963
Current Liabilities of Discontinued Operations	223,737	391,836
Current Portion of Notes Payable	53,839	36,264
Current Portion of Related Party Notes Payable	326,842	303,303
Factor Advances Payable	365,030	—
Fair Market Value of Derivative Liabilities	173,396	1,827,108

Total Current Liabilities	4,743,800	6,027,026

LONG-TERM DEBT
Notes Payable	1,429,957	1,215,797
Related Party Notes Payable	6,577,682	6,665,816
Litigation Settlement Obligation	45,000	—

Total Long-Term Debt	8,052,639	7,881,613

STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 and 34,125,937 shares issued and outstanding in 2007 and 2006, respectively	42,163	34,126
Additional Paid-in Capital	29,451,998	29,204,486
Shares to be Issued	116,411	116,994
Accumulated Deficit	(32,501,161)	(32,329,927)

Total Stockholders’ Deficit	(2,890,589)	(2,974,321)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,905,850	$10,934,318

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006, as restated	2007	2006, as restated

REVENUE
Sales	$2,793,506	$11,643,300	$1,706,219	$4,939,067
Cost of Goods Sold	1,882,142	9,518,873	1,141,265	3,840,020

GROSS PROFIT	911,364	2,124,427	564,954	1,099,047
OPERATING EXPENSES
Investor Relations	110,182	65,783	38,490	56,333
Salaries	1,961,219	1,002,763	999,483	535,186
Other Operating Expenses	1,128,228	1,193,172	671,178	613,022

Total Operating Expenses	3,199,629	2,261,718	1,709,151	1,204,541

LOSS FROM CONTINUING OPERATIONS	(2,288,265)	(137,291)	(1,144,197)	(105,494)
OTHER INCOME (EXPENSE)
Interest Expense	(356,064)	(2,698,366)	(193,554)	(1,809,047)
Employee Stock Option Expense	(138,147)	(93,461)	(57,010)	(57,089)
Change in Fair Value of Derivatives	2,698,894	4,581,826	833,522	2,584,527
Loss on Investment in Tuscany Services LLC	(45,149)	—	(45,149)	—
Impairment of Assets Held for Sale	(42,503)	—	—	—
Gain on Debt Restructuring	—	1,229,954	—	1,229,954
Gain on Disposition of Assets	—	6,955	—	6,955

Total Other Income	2,117,031	3,026,908	537,809	1,955,300
LOSS FROM DISCONTINUED OPERATIONS	—	(1,170,241)	—	(408,263)

Net (Loss) Income	$(171,234)	$1,719,376	$(606,388)	$1,441,543

Basic (Loss) Earnings Per Common Share	$—	$0.04	$(0.02)	$0.05

Diluted Earnings Per Common Share	N/A	$0.04	N/A	$0.04

Weighted Average Shares Used to Compute:
Basic (Loss) Earnings Per Common Share	39,942,075	39,221,488	40,396,633	29,243,319
Diluted Earnings Per Common Share	N/A	47,610,283	N/A	37,517,942
The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income	$(171,234)	$1,719,376
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock issued for services	40,000	—
Loss on Tuscany Services LLC	45,149	—
Cost of assets, inventory sold	—	140,164
Depreciation	50,699	70,311
Amortization of debt discount	—	746,754
Fair value adjustments of derivative liabilities	(2,698,894)	(4,581,826)
Fair value of derivative liabilities in excess of proceeds	—	1,456,777
Bad debt expense	136,560	22,691
Conversion of debt	—	152,955
Impairment of assets held for sale	42,503	—
Employee stock option expense	138,147	93,461
Gain on debt restructuring	—	(1,229,954)
Accretion of notes payable balances	64,623	—
Changes in operating assets and liabilities
Decrease in accounts receivable	232,152	942,351
(Increase) decrease in inventories	(108,390)	1,466,290
Decrease (increase) in costs in excess of billings	333,049	(983,910)
Increase in prepaid expenses and other current assets	(5,424)	(140,084)
Decrease in other assets	—	20,690
Increase in litigation settlement obligation	45,000	—
Decrease in accounts payable	(309,474)	(712,326)
Decrease (increase) in billings in excess of costs	750,493	(939,177)
(Decrease) increase in liabilities of discontinued operations, net	(126,118)	125,431

NET CASH USED IN OPERATING ACTIVITIES	(1,541,159)	(1,630,026)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(3,028)	(44,927)
Proceeds from asset sale	375,000	—
Cash invested in Tuscany Services LLC	(25,000)	—
Cash invested in assets held for sale	(21,178)	(323,856)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	325,794	(368,783)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable	42,418	154,195
Payments of bank loans	(125,232)	—
Proceeds from convertible debt financing	—	3,210,000
Net proceeds from issuance of stock	1,132,000	—
Payments of notes payable	(22,055)	(701,936)
Payments of notes payable related party	—	(106,282)
Proceeds from factor	1,422,000	4,560,000
Payments to factor	(1,056,970)	(4,560,000)
Payments of officer note payable	(111,191)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,280,970	2,555,977

NET INCREASE IN CASH & CASH EQUIVALENTS	65,605	557,168
BEGINNING CASH & CASH EQUIVALENTS	7,808	415,937

ENDING CASH & CASH EQUIVALENTS	$73,413	$973,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$261,458	$430,255

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Stock issued for services and debt reduction	$40,000	$253,908

Accrued commissions in connection with private placement	$10,000	$—

Assets contributed to Tuscany Services LLC in exchange for Joint Venture Interest	$375,000	$—

Issuance of warrants in connection with private placement	$1,045,182	$—

The accompanying notes are an integral part of these financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)
Notes to Consolidated Financial Statements June 30, 2007 — (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
OVERVIEW
On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has three wholly owned subsidiaries, Kelley Communication Company, Inc. (“Kelley”), Com Services, Inc. (“Com”) and Network Installation Corporation (“Network”), of which Com and Network have both been discontinued.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
RESTATEMENT OF INTERIM UNAUDITED FINANCIAL STATEMENTS AT AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
The Company has amended and restated its interim unaudited financial statements at and for the three and six months ended June 30, 2006, to account for: (i) the Company’s issuance of convertible debentures and related warrants to be in conformity with EITF 00-19, (ii) the issuance of a warrant in exchange for common stock by classifying the warrant as a derivative liability with changes in fair value being reported in the income statement and (iii) its issuance of stock options to employees in accordance with SFAS 123R, which the Company did not adopt timely.
EFFECT OF RESTATEMENTS
Effect on Income Statement

	Six Months Ended	Three Months Ended
	June 30, 2006	June 30, 2006
Description	(Unaudited)	(Unaudited)

Net Loss as Reported	$(1,936,341)	$(607,111)

Basic and Diluted Net Loss Per Common Share as Reported	$(0.05)	$(0.02)

Total Other Expense as Reported	$(628,809)	$(93,354)

Restatements
Employee Stock Option Expense	$(93,461)	$(57,089)
Additional Gain on Debt Restructuring	326,183	326,183
Reduction of Amortization of Debt Discount Related to Beneficial Conversion Feature into Interest Expense	297,946	309,950
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	(1,456,777)	(1,114,917)
Change in Fair Value of Derivative Liabilities Related to Beneficial Conversion Features and Related Warrants	3,861,915	2,181,377
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	719,911	403,150

Total Restatements	$3,655,717	$2,048,654

Net Income as Restated	$1,719,376	$1,441,543

Basic Net Income Per Common Share as Restated	$0.04	$0.05

Diluted Net Income Per Common Share as Restated	$0.04	$0.04

Total Other Income as Restated	$3,026,908	$1,955,300

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Network, Kelley, and COM. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of Network and COM have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements.
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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectibility of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of June 30, 2007 and December 31, 2006, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.
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
USE OF ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debentures, stock options and warrants, the issuance of common stock for services, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
The estimates that relate to the accounting for derivative financial instruments embedded in the Company’s convertible debentures are made to be in conformity with EITF 00-19, whereby the Company is required to bifurcate the conversion feature of its convertible debentures from the debt hosts and account for the convertible feature as a derivative liability with changes in fair value being reported in the statement of operations. In addition, the warrants issued along with the convertible debentures are also required to be classified as derivative liabilities with changes in fair value being reported in the statement of operations as well. Effective June 30, 2006, all convertible debentures and associated warrants were retired.
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
The following table sets forth the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods and amounts vested at June 30, 2007.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period
10/20/2005	972,500	0.79	530,000	442,500	26 months
3/30/2006	1,347,500	0.42	1,142,500	205,000	36 months
6/2/2006	600,000	0.41	0	600,000	36 months
8/8/2006	192,500	0.21	17,500	175,000	36 months
9/1/2006	350,000	0.42	0	350,000	36 months
9/21/2006	750,000	0.39	750,000	0	30 months
9/25/06 to 2/1/2007	200,000	0.27 to 0.42	50,000	150,000	36 months

Balance at June 30, 2007	4,412,500		2,490,000	1,922,500

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, when the Company incurs a net loss, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could have been exchanged by the Company that were related to the convertible debentures through June 30, 2006, at which time all convertible debentures were retired.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,922,500 (at strike prices ranging from $.21 to $.79 per share) and 2,587,500 (at strike prices ranging from $.41 to $.79 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively.
401(k) AND PROFIT SHARING PLANS
The Company has a qualified 401(k) profit sharing plan that covers substantially all full-time employees meeting certain eligibility requirements. The Company’s annual profit sharing contribution is discretionary as determined by the Board of Directors; however, the contributions cannot exceed 25% of compensation for the eligible employees in any one tax year. For the year ended December 31, 2006, the Company’s net contribution to the plan (after applying forfeiture credits) was $142,777. Contributions to the Plan are designated for each “allocation group”, and then allocated among eligible participants in each group based on the ratio of their salaries to the total salaries of all participants in the group. The plan document specifies the members of each allocation group. Because of the Company’s defined benefit pension plan (which was terminated in 2006), the minimum contribution for each eligible non-key employee is 5% of pay. After 2006, provided that no “key employee” makes 401(k) contributions to the plan, there will be no minimum company contribution required.
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
DEFINED BENEFIT PLAN
Kelley sponsors a defined benefit pension plan which covers all employees who have completed one year of service and have attained the age of twenty-one. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of Kelley’s Plan; amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used:

At December 31,
2006
Change in benefit obligation:
Benefit obligation at beginning of year	$400,194
Actuarial gain	(2,161)
Interest cost	21,892

Benefit obligation at end of year	$419,925

Change in plan assets:
Fair value of plan assets at beginning of year	$402,659
Actual return on plan assets	33,516

Fair value of plan assets at end of year	$436,175

For the Year
Ended
December 31,
2006
Funded status	$(16,250)
Unrecognized net actuarial gain	12,648

Net amount recognized	$(3,602)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(3,602)

Net amount recognized	$(3,602)

Weighted-average assumptions as of December 31:
Discount rate	5.50%
Expected return on plan assets	6.00%
Rate of compensation increase	3.00%
Components of net periodic benefit cost for the year ended December 31, 2006 are as follows:

2006
Service cost	$0
Interest cost	21,892
Net asset gain during the period deferred for later recognition	9,356
Expected return on plan assets	(33,516)

Net periodic benefit cost	$(2,268)

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
3. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($32,501,161), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to improve its results of operations and financial condition, which include: (i) completed the discontinuance of operations of Network and COM, (ii) increased gross margins at Kelley from 12% in the fourth quarter of 2005 to 32% in the first quarter of 2007,

(iii) restructured all of the Company’s convertible debt in exchange for promissory notes with payment terms ranging from two to five years, (iv) retired the rights for the holders to convert the outstanding debt into common stock of the Company, (v) restructured bank and other loans payable saving $500,000 of debt service in 2007, (vi) reduced head count which is expected to result in approximately $500,000 in cost savings in 2007, (vii) raised $2,157,000 in private equity, (viii) increased sales and marketing efforts and (ix) sold a 50% share of a non-core business asset that yielded approximately $316,000 in net proceeds.
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
5. INVESTMENT IN TUSCANY SERVICES LLC
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
6. PAYROLL TAX LIABILITY
Payroll tax liabilities of $134,142 and $239,142 were payable at June 30, 2007 and December 31, 2006, respectively. These liabilities arose at Network and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At June 30, 2007 and December 31, 2006, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.

7. FAIR MARKET VALUE OF DERIVATIVE LIABILITIES
The fair market value of derivative liabilities consist of the following:

	June 30, 2007	December 31, 2006
Derivative liability related to the issuance of warrants in exchange for common stock in March 2006	$1,036,673	$1,497,416
Adjustment to record fair market value of derivative liability	(921,486)	(460,743)

Subtotal	115,187	1,036,673

Derivative liability related to the issuance of warrants related to private placement in November 2006	790,435	729,820
Adjustment to record fair market value of derivative liability	(770,771)	60,615

Subtotal	19,664	790,435

Derivative liability related to the issuance of warrants related to private placement in January 2007	1,045,182	—
Adjustment to record fair market value of derivative liability	(1,006,637)	—

Subtotal	38,545	—

Balance	$173,396	$1,827,108

8. NOTES PAYABLE
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
On March 2, 2007, the Company refinanced the B of A Note and the B of N Note, using the proceeds from the Bank of Nevada to satisfy the B of A Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. The Company received proceeds of $42,418 from the Bank of Nevada from the new note at closing. The balance at June 30, 2007 was $1,000,442 and included a current portion of $283,764.
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
Effective June 30, 2006, the Company entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of the Company’s Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of the Company’s common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. The Company was obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. The Company was obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, the Company entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby the Company removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable. As of July 6, 2007, the Company is two months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.
The Amended and Restated Promissory Notes also provide:
•	if prior to the Company’s full payment and satisfaction of the Amended and Restated Promissory Notes, the Company borrows monies or raises capital from the sale of its common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Mr. Unger 20% and Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Second Amendment and Restated Promissory Note with Robert Unger, increased this threshold to $4,000,000); and

•	if at any time during which the Amended and Restated Promissory Notes remain unpaid, the Company’s earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Mr. Unger 13% and Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of its Annual Report on Form 10-KSB.
The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $85,138 and $152,816, all of which is current, remained outstanding as of June 30, 2007 and December 31, 2006, respectively. As of July 6, 2007, the Company is two months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.
The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $25,090 remained outstanding as of June 30, 2007, of which $17,183 is included in current liabilities.
During the year ended December 31, 2006, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease. At June 30, 2007, the balance of $22,407 remained outstanding of which approximately $4,619 is included in current liabilities.
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

Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with the holder of these convertible debentures pursuant to which the convertible debentures were cancelled and replaced with a promissory note in the amount of $375,000 with an interest rate at 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008 (of which $24,000 has been paid as of July 6, 2007). Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.
In the event of a default on the new promissory note by the Company, the shareholder has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of the Company’s common stock.
9. RELATED PARTY TRANSACTIONS
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
During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company entered into various factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP. For the six months ended June 30, 2007, the Company entered into three factoring and security agreements aggregating $1,422,000 (of which approximately $365,000 remained outstanding at June 30, 2007) and for the year ended December 31, 2006, the Company entered into 10 factoring and security agreements aggregating to $4,560,000, all of which were paid in full by December 31, 2006. The Company incurred $10,000 and $50,000 in financing fees related to these transactions for the six months ended June 30, 2007 and for the year ended December 31, 2006, respectively. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advances on the purchased account shall be reserved and will be released after deductions of discount and charge backs. For six months ended June 30, 2007 and for the year ended December 31, 2006, the Company paid interest to Dutchess amounting to approximately $25,000 and $120,000, respectively.
10. DISCONTINUED OPERATIONS
In the second quarter of 2006, the Company finalized its plans to shut down its operations at its Network and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations at June 30, 2007 and December 31, 2006 consists of the following;

	June 30,	December 31,
	2007	2006
Assets of discontinued operations
Cash	$—	$—
Accounts receivable, net	—	41,981
Inventory	—	—
Fixed assets, net	—	—
Security deposit	—	—

Total assets	$—	$41,981

Liabilities of discontinued operations
Accounts payable and accrued expenses	$89,595	$152,694
Payroll taxes payable	134,142	239,142

Total liabilities	223,737	391,836

Net liabilities of discontinued operations	$223,737	$349,855

Loss from discontinued operations in the Company’s Statements of Operations consists of;

	Six Months ended		Three Months ended
	June 30		June 30
	2007	2006	2007	2006
Sales	$—	$101,913	$—	$—

Cost of Goods sold	—	175,626	—	55,177

Gross Profit	—	(73,713)	—	(55,177)
Salaries	—	97,413	—	14,939
Insurance	—	24,931	—	18,000
Travel	—	22,206	—	8,413
Contingency accrual	—	150,000	—	150,000
Interest expense	—	39,009	—	16,678
Other	—	762,969	—	145,056

Loss from Discontinued Operations	$—	$(1,170,241)	$—	$(408,263)

11. INCOME TAXES
No provision was made for Federal income tax since the Company has significant net operating losses. Through June 30, 2007 and December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $32,500,000 and $32,330,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

		December 31,
	June 30, 2007	2006
Tax benefit of net operating loss carry-forward	$8,935,000	$8,887,000
Valuation allowance	(8,935,000)	(8,887,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

June 30, 2007 and
December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)%
Changes in valuation allowance	(40)%

Tax expense at actual rate	—

The valuation allowance increased by approximately $48,000 and $1,087,000 for the six months ended June 30, 2007 and for the year ended December 31, 2006, respectively.
12. COMMITMENTS & CONTINGENCIES
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
On April 25, 2007, the Company received a summons and was sued by a company to pay them certain amounts of the profits the Company may generate in the future related to the contracts that the Company is currently performing on related to the One Las Vegas project. That company is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The plaintiff is basing its request on verbal and email communications Kelley had with them. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. Kelley filed an Answer and Affirmative Defenses on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and Kelley subsequently filed an opposition; however, Kelley received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. The overall exposure of this litigation is difficult to determine at this point in time. The Company intends to defend this action vigorously.
The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe the implication of these litigations will have any material impact on the Company’s financial statements.
OTHER COMMITMENTS
The Company is obligated to pay rent amounts as follows:
For the 12 months ended June 30:

2008	$160,000
2009	$30,000
The Company is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.
Effective April 2007, Kelley sold 50% of its ownership interest in Tuscany. Kelley, along with its joint venture partner in Tuscany are obligated to complete the design and build-out of the cable television and internet system to approximately 2,000 homeowners in the Tuscany development located in Henderson, Nevada. The Company anticipates that it will cost the joint venture an additional $75,000 approximately, to complete the design and build-out of these systems. In addition, the Company anticipates additional costs once the systems are designed and built, in order to install the systems into the residential homes. The joint venture has various service agreements related to this project for programming, bandwidth, equipment co-location and storage, and administrative services, that range from three to ten years in duration. The minimum monthly obligations on these contracts amount to approximately $8,000, once all services are activated. In addition, there are additional amounts due on certain of these service contracts that are directly related to the number of subscribers. Kelley is responsible for 50% of all of the expenditures related to this joint venture.
The Company is obligated to pay its former Chief Executive Officer and its former Chief Financial Officer approximately $200,000, in aggregate, over the next six months as a result of a separation and release agreement entered into by the Company with each executive.

13. STOCKHOLDERS’ EQUITY
EQUITY
During the six months ended June 30, 2007, the Company issued 161,504 shares of common stock valued at $40,000 to service providers for investor relations services.
During the six months ended June 30, 2007, the Company incurred $138,147 in employee stock option expense.
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
Gain (Loss) on Fair Value of Warrant

Q1 2006	$316,761
Q2 2006	403,150
Q3 2006	(259,168)
Q4 2006	0

Total 2006	$460,743

Q1 2007	$575,929

Q2 2007	$345,557

Private Placements
On January 23, 2007, the Company closed on a private placement whereby the Company raised $1,157,000 in exchange for 7,231,250 shares of the Company’s common stock and warrants to purchase 7,231,250 shares of the Company’s common stock at $0.50 per share. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $1,045,082. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $1,045,082. The Company utilized the Black-Scholes option pricing model to value the warrants. Attributes used to determine the initial value of the warrants on January 23, 2007, March 31, and June 30, 2007 are below. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $1,006,637 for the six months ended June 30, 2007.
Warrant Valuation Information for the Value on:

	June 30,	March 31,	January 23,
	2007	2007	2007
Valuation Assumptions
Stock price on grant date	$0.32	$0.32	$0.32
Number of warrants	7,231,250	7,231,250	7,231,250
Expected option term (in years)	4.5	4.75	5
Expected duration from grant to expiration date (in years)	10	10	10
Option vesting term (in years)	1.88	1.94	2.00
Expected volatility	66.97%	61.07%	60.75%
Risk-free interest rate	4.92%	4.56%	4.60%
Expected forfeiture rate	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%
Expected dividend yield	0%	0%	0%
On November 13, 2006, the Company closed on a private placement whereby the Company raised $1,000,000 in exchange for 5,000,000 shares of the Company’s common stock and warrants to purchase 5,000,000 shares of the Company’s common stock at

$0.60 per share. The Company recorded the issuance of the common stock (par value $.001) as a credit to Common Stock, Par of $5,000 and a credit to Additional Paid In Capital of $995,000, net of financing costs associated with this particular private placement of $401,027. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $729,820. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $729,820. The Company utilized the Black-Scholes option pricing model to value the warrants and has calculated a loss on derivative liability of $60,615 for the year ended December 31, 2006. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $770,771 for the six months ended June 30, 2007. Attributes used to determine the initial value of the warrants are below.
Warrant Valuation Information for the Value on:

	June 30,	March 31,	December 31,	November 13,
	2007	2007	2006	2006
Valuation Assumptions
Stock price on grant date	$0.37	$0.37	$0.37	$0.37
Number of warrants	5,000,000	5,000,000	5,000,000	5,000,000
Expected option term (in years)	4.25	4.58	5	5
Expected duration from grant to expiration date (in years)	9	9	10	10
Option vesting term (in years)	2.25	2.9	3	3
Expected volatility	66.97%	61.07%	55.12%	55.12%
Risk-free interest rate	4.92%	4.58%	4.60%	4.60%
Expected forfeiture rate	5%	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%
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

14. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, when the Company incurs a net loss, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures through June 30, 2007, at which time all convertible debentures were retired.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,922,500 (at strike prices ranging from $.21 to $.79 per share) and 2,587,500 (at strike prices ranging from $.41 to $.79 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively.
15. SUBSEQUENT EVENTS
On July 2, 2007 the Company entered into a factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess Private Equities Fund, LP in the amount of $215,000. The Company incurred $5,000 in financing fees related to this transaction. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The discussion and financial statements contained herein are for the three and six months ended June 30, 2007 and June 30, 2006. The following discussion should be read in conjunction with our financial statements and notes included herewith.
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
Our accounting policies that are the most important to the portrayal of our financial condition and results of operations, and which require the highest degree of management judgment relate to revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debt, stock options and warrants, the issuance of our common stock for services, and useful lives for depreciable and amortizable assets.
The estimates that relate to the accounting for derivative financial instruments embedded in our convertible debentures are made to be in conformity with EITF 00-19, whereby we are required to bifurcate the conversion feature of our convertible debentures from the debt hosts and account for the convertible feature as a derivative liability with changes in fair value being reported in the statement of operations. In addition, the warrants issued along with the convertible debentures are also required to be classified as derivative liabilities with changes in fair value being reported in the statement of operations as well. Effective June 30, 2006, all convertible debentures and associated warrants were retired.
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
Going Concern
Our unaudited financial statements at and for the six months ended June 30, 2007 reflect an accumulated deficit of ($32,501,161) and net operating losses of ($2,288,265). These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.
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
Fair Value of Financial Instruments
Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of June 30, 2007 and December 31, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.
Accounting for Impairments in Long-Lived Assets
Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We periodically evaluate the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. During 2007 and at December 31, 2006, we wrote down the carrying amounts of our Tuscany asset held for sale in the amount of $42,503 and $477,295, respectively.

Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include estimates that are required to be made in reporting revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debt, stock options and warrants, the issuance of our common stock for services, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
The estimates that relate to the accounting for derivative financial instruments embedded in the Company’s convertible debentures are made to be in conformity with EITF 00-19, whereby the Company is required to bifurcate the conversion feature of its convertible debentures from the debt hosts and account for the convertible feature as a derivative liability with changes in fair value being reported in the statement of operations. In addition, the warrants issued along with the convertible debentures are also required to be classified as derivative liabilities with changes in fair value being reported in the statement of operations as well. Effective June 30, 2006, all convertible debentures and associated warrants were retired.
Basic and Diluted Net Income (Loss) Per Share
Net income (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, when we incur a net loss, if the additional common shares are dilutive, they are not added to the denominator in the calculation.
The Company’s significant components of common stock equivalents are its convertible debentures (which were retired effective June 30, 2006), warrants to purchase the Company’s common stock and stock options.
Prior to the retirement of all convertible debentures effective June 30, 2006, the convertible debentures which could be exercised on any date subsequent to the issuance of the convertible debentures, would have had an anti-dilutive effect on the net income per common share once and if the holders elected to exchange the convertible debentures for shares of the Company’s common stock. The number of common shares which could be exchanged by the Company for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures could possibly have been based in part on the Company’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since the Company was not able to determine the price per common share of its common stock in the future, it did not believe it could reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, the Company could not accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures through June 30, 2006, at which time all convertible debentures were retired.
Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,922,500 (at strike prices ranging from $.21 to $.79 per share) and 2,587,500 (at strike prices ranging from $.41 to $.79 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.
Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of June 30, 2007 and June 30, 2006, respectively.

SIX MONTH PERIOD ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2006, AS RESTATED
RESULTS OF OPERATIONS
SALES
Sales for the six months ended June 30, 2007 were $2,793,506 compared to $11,643,300 for the six months ended June 30, 2006. The decrease in sales for this period when compared to the same period last year is primarily due to approximately $6 million of sales earned during the six months ended June 30, 2006 on an $8 million contract with Station Casinos, Inc., with no corresponding contract for the six months ended June 30, 2007. In addition, many of the new business prospects we have been pursuing have either cancelled or delayed their construction projects in Las Vegas and as a result, we have experienced a decrease in sales.
COST OF GOODS SOLD
Cost of goods sold for the six months ended June 30, 2007 were $1,882,142 compared to $9,518,873 for the six months ended June 30, 2006. The decrease in cost of goods sold for this period when compared to the same period last year is primarily due to cost of goods sold related to the $6 million of revenues earned during the six months ended June 30, 2006 on an $8 million contract with Station Casinos, Inc., with no corresponding contract for the six months ended June 30, 2007 and a decrease in our sales as stated above.
GROSS PROFITS
Gross profits for the six months ended June 30, 2007 were $911,364 or 32.6% compared to $2,124,427 or 18.3% for the six months ended June 30, 2006. The increase in margin percentage is due to management’s focus on improved contract pricing, better vendor terms and improved efficiencies in operating procedures related to servicing and delivering on our customer contracts.
OPERATING EXPENSES
Operating expenses for the six months ended June 30, 2007 amounted to $3,199,629 compared to $2,261,718 for the six months ended June 30, 2006. The increase was primarily due to an increase in salaries from $1,002,763 for the six months ended June 30, 2006 to $1,961,219 for the six months ended June 30, 2007. While head count remained relatively constant for the two periods, salaries for our personnel directly related to customer jobs are included in cost of goods sold. Therefore as a result of our decrease in sales, we have less personnel costs included in cost of goods sold, and more personnel costs included in operating expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. In addition, we have accrued approximately $200,000 of separation costs at June 30, 2007 related to the resignations of our Chief Executive Officer and Chief Financial Officer. Additionally, investor relations costs increased from $65,783 for the six months ended June 30, 2006 to $110,182 for the six months ended June 30, 2007. Such increases were offset by decreases in other operating expenses from $1,193,172 for the six months ended June 30, 2006 to $1,128,228 for the six months ended June 30, 2007. Significant components of other operating expenses for the six months ended June 30, 2007 included insurance of $246,338, bad debt expense of $136,560 due to write offs of uncollectible receivables resulting from the cancellation of a customer project, professional fees of $128,695 and rent of $91,081.
OTHER INCOME (EXPENSE)
Other income for the six months ended June 30, 2007 was $2,117,031 compared to $3,026,908 for the six months ended June 30, 2006. The increase in other income is primarily due to an decrease in interest expense from $2,698,366 for the six months ended June 30, 2006 to $356,064 for the six months ended June 30, 2007, which was a result of the debt restructurings that were completed the second and fourth quarters of 2006. The decrease in interest expense was partially offset by gain on the change in fair value of derivative liabilities of $2,698,894 for the six months ended June 30, 2007, compared to $4,581,826 for the six months ended June 30, 2006, primarily as a result of a continued decrease in the price of our common stock, impairment of assets held for sale of $42,503 and loss on investment in Tuscany Services LLC of $45,149, both for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006, and an increase in employee stock option expense from $93,461 for the six months ended June 30, 2006 to $138,147 for the six months ended June 30, 2007.
NET (LOSS) INCOME
Net Loss for the six months ended June 30, 2007 was ($171,234) compared to Net Income of $1,719,376 for the six months ended June 30, 2006 due to the reasons set forth above in addition to a loss from discontinued operations for the six months ended June 30, 2006 of ($1,170,241) compared to $0 for the six months ended June 30, 2007.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Our basic net (loss) income per share for the six months ended June 30, 2007 and June 30, 2006 was $0.00 and $0.04, respectively as a result of our net loss for the six months ended June 30, 2007 compared to our net income for the six months ended June 30, 2006 and an increase in our weighted average shares outstanding from 39,221,488 for the six months ended June 30, 2006 to 39,942,075 for the six months ended June 30, 2006. Diluted net income per share was $0.04 per share for the six months ended June 30, 2006.
THREE MONTH PERIOD ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2006, AS RESTATED
RESULTS OF OPERATIONS
SALES
Sales for the three months ended June 30, 2007 were $1,706,219 as compared to $4,939,067 for the three months ended June 30, 2006 primarily as a result of the final approximately $1 million of sales that were recorded in the three months ended June 30, 2006 on an
$8 million contract. In addition, many of the new business prospects we have been pursuing have either cancelled or delayed their construction projects in Las Vegas and as a result, we have experienced a decrease in our sales.
COST OF GOODS SOLD
Cost of goods sold for the three months ended June 30, 2007 were $1,141,265 compared to $3,840,020 for the three months ended June 30, 2006 due to the comparable decrease in sales as stated above.
GROSS PROFITS
Gross profits for the three months ended June 30, 2007 were $564,954 or 33.1% compared to $1,099,047 or 22.3% for the six months ended June 30, 2006. The increase in margin percentage is due to management’s focus on improved contract pricing, better vendor terms and improved efficiencies in operating procedures related to servicing and delivering on our customer contracts.
OPERATING EXPENSES
Operating expenses for the three months ended June 30, 2007 amounted to $1,709,151 compared to $1,204,541 for the three months ended June 30, 2006. The increase was due to the increase in salaries from $535,186 for the three months ended June 30, 2006, to $999,483 for the three months ended June 30, 2007. While head count remained relatively constant for the two periods, salaries for our personnel directly related to customer jobs are included in cost of goods sold. Therefore as a result of our decrease in revenues, we have less personnel costs included in cost of goods sold, and more personnel costs included in operating expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. In addition, we have accrued approximately $200,000 of severance costs at June 30, 2007 related to the resignations of our Chief Executive Officer and Chief Financial Officer. The increase was partially offset by a decrease in investor relations expenses from $56,333 for the three months ended June 30, 2006 to $38,490 for the three months ended June 30, 2007.
OTHER INCOME (EXPENSE)
Other Income for the three months ended June 30, 2007 was $537,809 compared to $1,955,300 for the three months ended June 30, 2006. The decrease in other income is primarily due to a gain on debt restructuring in the amount of $1,229,954 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2007, and a decrease in interest expense from ($1,809,047) for the three months ended June 30, 2006 to ($193,554) for the three months ended June 30, 2006, which was a result of the debt restructurings that were completed the second and fourth quarters of 2006 gain on the change in the fair market value of our derivative liabilities of $833,522 for the three months ended June 30, 2007, compared to $2,584,527 for the three months ended June 30, 2006.
NET (LOSS) INCOME
Net loss for the three months ended June 30, 2007 was ($606,388) compared to $1,441,543 for the three months ended June 30, 2006 primarily due to the reasons as set forth above in addition to a loss from discontinued operations in the amount of ($408,263) for the three months ended June 30, 2006, compared to $0 for the three months ended June 30, 2007.

BASIC AND DILUTED (LOSS) INCOME PER SHARE
Our basic loss per share for the three months ended June 30, 2007 was ($0.02) compared to basic earnings per share of $0.05 for the three months ended June 30, 2006 due to a net loss for the three months ended June 30, 2007 compared to net income for the three months ended June 30, 2006, in addition to an increase in our weighted average number of shares outstanding from 29,243,319 for the three months ended June 30, 2006 to 40,396,633 for the three months ended June 30, 2007. Our fully diluted earnings per share was $0.04 for the three months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, our current assets were $1,998,088 and current liabilities were $4,743,800. Cash and cash equivalents were $73,413. Our stockholders’ deficit at June 30, 2007 was ($2,890,589). We had a net usage of cash from operating activities for the six months ended June 30, 2007 and 2006 of ($1,541,159) and ($1,630,026), respectively. We had net cash provided by investing activities for the six months ended June 30, 2007 of $325,794 and net cash used in investing activities of ($368,783) for the six months ended June 30, 2006. We had net cash provided by financing activities of $1,280,970 and $2,555,957 for the six months ended June 30, 2007 and 2006, respectively. We had $1,464,418 (including $1,422,000 in factorings) from borrowings in the six months ended June 30, 2007 as compared to $7,924,195 (including $4,560,000 in factorings) in the corresponding period last year.
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
FINANCING ACTIVITIES
On May 29, 2007, June 19, 2007, June 25, and July 2, 2007, we entered into factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess in the amounts of $725,000, $214,000, $483,000 and $215,000, respectively. Dutchess is able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse. All of our assets including accounts receivable, inventories, equipment and promissory notes are pledged as collateral under these agreements. The difference between the face amount of each purchased account and the amount advanced on the purchased account is reserved and released after deductions for discounts and charge backs. In addition, Dutchess charges finance fees in connection with these agreements and we have paid $15,000 in financing fees on these four transactions. At July 2, 2007, we owed approximately $577,000 to Dutchess, plus accrued interest, related to these factoring transactions and substantially all of our accounts receivable have been factored with Dutchess.

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
We entered into the following borrowing transactions in connection with our acquisition of Kelley:
Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $85,138 and $152,816, all of which is current, remained outstanding as of June 30, 2007 and December 31, 2006, respectively. As of July 6, 2007, the Company is two months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.
Upon the acquisition of Kelley, we assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006. The balance of $25,090 remained outstanding as of June 30, 2007, of which $17,183 is included in current liabilities.
Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of our Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. We were obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. We were obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, we entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby we removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable. As of July 6, 2007, the Company is two months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.
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
On May 29, 2007, June 19, 2007, June 25, and July 2, 2007, we entered into factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess in the amounts of $725,000, $214,000, $483,000 and $215,000, respectively. Dutchess is able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse on seller. All of our assets including accounts receivable, inventories, equipment and promissory notes are pledged as collateral under these agreements. The difference between the face amount of each purchased account and advances on the purchased account would be reserved and would be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements and we have paid $15,000 in financing fees on these four transactions. At July 2, 2007, we owed approximately $577,000 to Dutchess, plus accrued interest, related to these factoring transactions.
OTHER COMMITMENTS
On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the three months ended June 30, 2007 amounted to approximately $90,000. Kelley is obligated to pay rent amounts as follows:

For the twelve months ended June 30,:
2008	$160,000
2009	$30,000
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
Payroll tax liabilities of $134,142 are payable at June 30, 2007. These liabilities arose at Network and COM during 2003 and 2004. We have been and remain current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by us whereby we are obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.
Effective April 2007, Kelley sold 50% of its ownership interest in Tuscany. Kelley, along with its joint venture partner in Tuscany are obligated to complete the design and build-out of the cable television and internet system to approximately 2,000 homeowners in the Tuscany development located in Henderson, Nevada. We anticipate that it will cost the joint venture an additional $75,000 approximately, to complete the design and build-out of these systems. In addition, we anticipate additional costs once the systems are designed and built, in order to install the systems into the residential homes. The joint venture has various service agreements related to this project for programming, bandwidth, equipment co-location and storage, and administrative services, that range from three to ten years in duration. The minimum monthly obligations on these contracts amount to approximately $8,000 per month, once all services are activated. In addition, there are additional amounts due on certain of these service contracts that are directly related to the number of subscribers that we provide services to. Kelley is responsible for 50% of all of the expenditures related to this joint venture.
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

On April 25, 2007, we received a summons and were sued by a company to pay them certain amounts of the profits we may generate in the future related to our contracts that we are currently performing on related to the One Las Vegas project. That company is claiming that we entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The company is basing its request on verbal and email communications we had with them. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. We filed an Answer and Affirmative Defenses on behalf of Kelley on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and we subsequently filed an opposition; however, we received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. The overall exposure of this litigation is difficult to determine at this point in time. We intend to defend this action vigorously.
MATERIAL TRENDS AND UNCERTAINTIES
During the second quarter of 2007 we accepted the resignations of our Chief Executive Officer and our Chief Financial Officer. We have hired an Interim Chief Executive Officer to assist us in our period of transition. While the second quarter of 2007 showed revenue growth when compared to the first quarter of 2007, we continue to face cash flow shortages resulting from successive quarters marked by a continued decrease in new business contracts and opportunities. The slow down in sales can be attributed to a confluence of factors. For example, our sales cycle can take as long as six to twelve months, or sometimes longer, for the large dollar value construction contracts on which we bid. Historically, Kelley has not had a formal sales staff and has relied upon existing relationships, word of mouth and in-bound requests for proposals to generate its sales. Many factors have changed in the gaming and real estate industries in Las Vegas, which has resulted in fewer and fewer relationship sales, and word of mouth and inbound sales opportunities. In addition, many of the projects on which we have been actively bidding, have been cancelled, put on hold, or delayed, particularly in the Las Vegas market.
During the second quarter of 2007 and into July 2007, we had to rely on factoring our receivables with Dutchess, a related party, in order to meet our obligations as they came due. While we continue to seek permanent financing solutions, we have not successfully consummated any permanent financing transactions that will provide us with the requisite cash to meet our needs and obligations. Our remaining accounts receivable that are not factored, are not sufficient to meet our cash needs even if we were to factor them. As a result, the new management team is working on a new operating plan that will entail a multiple approach solution, however, the formal operating plans have not yet been finalized. Some of the strategies that management is currently considering are as follows; a) streamlining the operations at Kelley to focus on core business competencies of design and build of low voltage systems for commercial buildings in the hospitality, gaming and MDU marketplaces, b) leveraging its existing technologies including its Patent Pending Race & Sports Book platform and certain exclusive rights to sell Techchierge™ and finding new ways to monetize these assets into higher margin, recurring revenue types of opportunities, c) reduction of head count resulting from an exit of non core businesses and related reductions in general and administrative costs, and d) sale of non core business assets, such as our contracts to provide cable, internet and voice services at Tuscany (our remaining 50% interest in Tuscany Services LLC) and One Las Vegas, which will result in cash infusions into the Company and reductions in capital requirements for these contracts, while reducing our overhead costs by eliminating of the head count associated with these assets, and allowing Kelley a small profit participation percentage in the future based on the performance of these assets. In addition, we are in conversations with Dutchess about permanent financing solutions in the form of debt and or equity, however no agreement has been reached at this time. There can be no assurance that management’s new operating plan will be executed timely enough to solve the challenges we face, nor can there be any assurances that the new operating plan will be successful, if implemented timely. We cannot accurately predict the impact these new plans will have on our relationships with our remaining employees, our customers or our vendors and we cannot predict if we will successfully raise the additional capital that we need to continue to move forward and execute on the new strategies outlined above.
Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing certain avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due and we will then seek to scale back operations, including further reductions in head count in addition to those already being discussed and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.

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
SUBSIDIARIES
As of June 30, 2007, we had three wholly owned subsidiaries, Kelley Communication Company, Inc., Com Services, Inc. and Network Installation Corporation. Com Services, Inc. and Network Installation Corporation have both been discontinued, and Kelley Communication Company, Inc. remains our only active operating subsidiary.
ITEM 3. CONTROLS AND PROCEDURES.
As of July 6, 2007, an evaluation was performed under the supervision and with the participation of our management, including the individuals serving as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) which existed as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In March 2006, Lisa Cox sued Kelley, Mr. Kelley personally and us, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. This suit was settled on February 26, 2007, (effective January 31, 2007) whereby we agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares of our common stock to her as well. We paid $30,000 to Mrs. Cox at settlement and we are obligated to pay her $15,000 per year for the next four years on January 31, 2008, 2009, 2010 and 2011. We issued 280,000 restricted shares of our common stock on February 26, 2007.

The shares are restricted as follows; 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.
On April 25, 2007, we received a summons and were sued by a company to pay them certain amounts of the profits we may generate in the future related to our contracts that we are currently performing on related to the One Las Vegas project. That company is claiming that we entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The company is basing its request on verbal and email communications we had with them. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. We filed an Answer and Affirmative Defenses on behalf of Kelley on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and we subsequently filed an opposition; however, we received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. The overall exposure of this litigation is difficult to determine at this point in time. We intend to defend this action vigorously.
We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will, including those discussed above, have a material impact on our financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 29, June 19, June 22 and July 2, 2007, we entered into four separate Factoring and Security Agreements (the “Agreements”) in the amounts of $725,000, $214,000, $483,000 and $215,000, respectively, which permit Dutchess to convert the remaining amount owed by the Company under the Agreements into a Convertible Debenture upon an event of default by the Company. The Convertible Debenture will be convertible into shares of the Company’s common stock at the lesser of (i) fifty percent (50%) of the lowest closing bid price of the Company’s common stock during the fifteen (15) trading days immediately preceding the date of conversion or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the conversion. The $725,000 and the $214,000 borrowings plus accrued interest were paid in full on June 23, 2007. As of July 3, 2007, we owe Dutchess approximately $577,000 on the $483,000 and $215,000 borrowings, plus accrued interest.
The Agreements were issued relying upon the exemption from registration provided by Section 4(2) of the Securities Act for “transactions by the issuer not involving a public offering,” in transactions that fell within the safe harbor provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “4(2) Exemption”). If the Convertible Debenture is issued, it will be issued pursuant to the 4(2) Exemption. Unless the shares of common stock issuable upon exercise of the Convertible Debenture have been registered with the Securities and Exchange Commission prior to their issuance, such shares will also be issued in “transactions by the issuer not involving a public offering,” in reliance upon the exemption from registration provided by the 4(2) Exemption.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
As of July 6, 2007, we are two months in arrears on each of the two loans that are due and payable to Mr. Kelley, a member of our Board of Directors, however, Mr. Kelley has waived any event of default on both of these loans. Please refer to the Commitments section of Management’s Discussion and Analysis or Plan of Operation above for further information.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.
ITEM 5. OTHER INFORMATION.
NONE.

ITEM 6. EXHIBITS.

Exhibits.
No	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIENA TECHNOLOGIES, INC.
(Registrant)

Date: July 11, 2007	By:	/s/ Anthony Delise

Anthony Delise
Interim Chief Executive Officer

	By:	/s/ Christopher G. Pizzo

Christopher G. Pizzo
Chief Financial Officer, (Principal Accounting Officer)