Form 10QSB
period 2007-09-30
SIENA TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of November 14, 2007 there were 42,163,691 shares of common stock issued and outstanding, $0.001 par value.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☐

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Network Installation Corp.)
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)

Consolidated Balance Sheets

	September 30, 2007
	(Unaudited)	December 31, 2006
ASSETS:
CURRENT ASSETS:
Cash	$39,855	$7,808
Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,902 ($11,044 at 2006)	629,948	1,388,169
Inventories	641,182	511,817
Costs in Excess of Billings	355,673	590,484
Current Assets of Discontinued Operations	—	41,981
Prepaid Expenses and Other Current Assets	359,476	22,152
Total Current Assets	2,026,134	2,562,411
Fixed Assets, Net of Accumulated Depreciation of $641,611 ($568,296 at 2006)	190,400	250,687
OTHER ASSETS:
Goodwill	7,344,216	7,344,216
Patents	5,679	5,679
Investment in Tuscany Services LLC	354,851	—
Assets Held for Sale	—	771,325
Total Other Assets	7,704,746	8,121,220
TOTAL ASSETS	$9,921,280	$10,934,318
LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$289,118	$606,089
Accounts Payable and accrued expenses	1,398,135	1,937,463
Billings in Excess of Costs	830,218	924,963
Current Liabilities of Discontinued Operations	223,737	391,836
Current Portion of Notes Payable	66,285	36,264
Current Portion of Related Party Notes Payable	392,518	303,303
Factor Advances Payable	-	—
Fair Market Value of Derivative Liabilities	274,260	1,827,108
Total Current Liabilities	3,474,271	6,027,026
LONG-TERM DEBT
Notes Payable	1,351,782	1,215,797
Related Party Notes Payable	8,540,804	6,665,816
Litigation Settlement Obligation	45,000	—
Total Long-Term Debt	9,937,586	7,881,613
STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 and 34,125,937 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	42,163	34,126
Additional Paid-in Capital	29,451,998	29,204,486
Shares to be Issued	116,411	116,994
Accumulated Deficit	(33,101,148)	(32,329,927)
Total Stockholders’ Deficit	(3,490,577)	(2,974,321)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,921,280	$10,934,318

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006, as restated	2007	2006, as restated

REVENUE
Sales	$5,032,524	$15,919,577	$2,239,018	$4,174,364
Cost of Goods Sold	3,534,071	12,805,115	1,651,929	3,165,793

GROSS PROFIT	1,498,454	3,114,462	587,089	1,008,571
OPERATING EXPENSES
Investor Relations	181,777	243,985	71,595	72,142
Salaries	2,325,181	1,698,215	363,962	612,978
Other Operating Expenses	1,579,765	2,215,276	451,536	593,874

Total Operating Expenses	4,086,723	4,157,476	887,093	1,278,994

LOSS FROM CONTINUING OPERATIONS	(2,588,269)	(1,043,014)	(300,004)	(270,423)
OTHER INCOME (EXPENSE)
Interest Expense	(569,283)	(1,419,690)	(213,218)	(155,770)
Employee Stock Option Expense	(138,147)	(161,546)	-	(68,085)
Fair Value Adjustment	2,598,028	2,865,881	(100,866)	(259,168)
Gain on debt restructuring	(45,149)	1,229,954	-
Gain on disposition of Assets	(28,401)	(298,799)	14,102	(201,407)

Total Other Income (Expense)	1,817,048	(2,215,800)	(299,982)	(684,430)
LOSS FROM DISCONTINUED OPERATIONS	—	(408,263)	—	-

Net (Loss) Income	$(771,222)	$764,523	$(799,124)	$(954,853)
Basic (Loss) Earnings Per Common Share	$(0.019)	$0.02	$(0.02)	$(0.03)

Weighted Average Shares Used to Compute:
Basic (Loss) Earnings Per Common Share	39,942,075	35,837,851	42,636,991	29,180,914

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income	$(771,222)	$764,523
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock issued for services	254,966	139,800
Beneficial conversion feature expense	-	777,090
Stock warrants issued for debt inducement	-	302,493
Amortization of debt discount	-	267,610
Bad debt expense	84,597	-
Fair value adjustments of derivative liabilities	(2,799,760)	(4,581,826
Fair value of derivative liabilities in excess of proceeds	—	1,456,777
Amortization of stock based compensation for services	-	100,125
Accretion of notes payable	57,217	65,979
Depreciation	73,314	102,070
Gain on disposal of assets	(2,853)	(6,955)
Loss on writeoff of inventory		201,407
Gain on debt restructuring	—	(903,771)
Changes in operating assets and liabilities
Accounts receivable	758,221	(634,936)
Inventory	(129,365)	1,646,557
Costs in excess of billings	124,811	(254,919)
Prepaid expenses and other current assets	(337,324)	(108,657)
Decrease in other assets	4,1981	20,690
Increase in litigation settlement obligation	45,000	—
Accounts payable	(539,238)	120,609
Billings in excess of costs	(94,745)	(690,061
Net liabilities of discontinued operations, net	(168,099)	(47,084)
NET CASH USED IN OPERATING ACTIVITIES	(634,643)	(1,262,479
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(10,000)	(30,885)
Investments in assets held for sale	(354,851)	(762,322)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(364,851)	(793,207)
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank loans	166,006	-
Payments of bank loans	(316,971)	—
Payments made on notes payable related party	-	(149,422)
Proceeds made on notes payable related party	1,964,203	-
Proceeds from convertible debt	-	2,803,712
Proceeds from factor	-	4,560,000
Payments to factor	(736,780)	(4,560,000)
Proceeds from factor		4,560,000
Payments on notes payable	(44,917)	(656,772)
Loan from related party	-	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,031,541	1,997,518
NET INCREASE IN CASH & CASH EQUIVALENTS	32,047	(58,168)
BEGINNING CASH & CASH EQUIVALENTS	7,808	415,937
ENDING CASH & CASH EQUIVALENTS	$39,855	$357,769

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)

Notes to Consolidated Financial Statements September 30, 2007 — (Unaudited)

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

Kelley’s systems networks include: data, telecommunications, audio and video components, casino surveillance, security and access control systems, entertainment audio and video, special effects and multi-million dollar video conference systems. Kelley does work primarily in the Las Vegas area, but has also done projects in New Jersey, Oklahoma, Colorado, California, Texas, Arizona, Georgia, North Carolina, New York, North Dakota, South Dakota, Indiana, Illinois, Kansas, Washington, Kentucky, Louisiana, Missouri, Mississippi, Pennsylvania, and the Caribbean.

ACQUISITION OF KELLEY COMMUNICATION COMPANY, INC. (d/b/a Kelley Technologies)

Pursuant to an acquisition agreement, the Company acquired 100% of the outstanding common stock of Kelley Communication Company, Inc., a Nevada corporation, on September 22, 2005, in exchange for common stock. The results of Kelley’s operations have been included in the accompanying consolidated financial statements since that date. Kelley is a Las Vegas, Nevada-based business focused on the design, project management, installation and deployment of data, voice, video, audio/visual, security and surveillance systems, entertainment and special effects, and telecom systems.

The aggregate purchase price was $10,232,101, all of which was paid by issuing 14,016,577 shares of the Company’s common stock. The value of the shares of common stock was determined based on the average market price of the Company’s common stock on the ten trading days prior to September 22, 2005. The purchase price was determined by taking into account many factors including the reputation that Kelley had amassed in its industry over the preceding 18 years, the reputation of Kelley’s founder, James Michael Kelley, having been in the business for over 40 years, Kelley’s estimate of 2005 projected revenues, and Kelley’s debt obligations at the time of closing.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF INTERIM UNAUDITED FINANCIAL STATEMENTS AT AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company has amended and restated its interim unaudited financial statements at and for the three and nine months ended September 30, 2006, to account for: (i) the Company’s issuance of convertible debentures and related warrants to be in conformity with EITF 00-19, (ii) the issuance of a warrant in exchange for common stock by classifying the warrant as a derivative liability with changes in fair value being reported in the income statement and (iii) its issuance of stock options to employees in accordance with SFAS 123R, which the Company did not adopt timely.

EFFECT OF RESTATEMENTS

Effect on Income Statement

	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006
Description	(Unaudited)	(Unaudited)

Net Loss as Reported	$(2,563,941)	$(627,600)
Basic and Diluted Net Loss Per Common Share as Reported	$(0.07)	$(0.02)
Total Other Expense as Reported	$(985,986)	$(357,177)
Restatements
Employee Stock Option Expense	$(161,546)	$(68,085)
Additional Gain on Debt Restructuring	326,183	0
Reduction of Amortization of Debt Discount Related to Beneficial Conversion Feature into Interest Expense	297,946	0
Fair Value of Conversion and Warrant Derivative Liabilities in Excess of Proceeds	(1,456,777)	0
Change in Fair Value of Derivative Liabilities Related to Beneficial Conversion Features and Related Warrants	460,743	(259,168)
Change in Fair Value of Derivative Liability Related to Issuance of Warrant	3,861,915	0
Total Restatements	$3,328,464	$(327,253)
Net Income as Restated	$764,523	$(954,853)
Basic Net Income Per Common Share as Restated	$0.02	$(0.03)
Total Other Income as Restated	$2,342,478	$(684,430)

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

CASH & CASH EQUIVALENTS

The Company considers all highly liquid debt instruments, purchased with an original maturity at the date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of September 30, 2007 and December 31, 2006, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

GOODWILL

Under SFAS No. 142. “Goodwill and other Intangible Assets,” all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject only to impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.

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

The following table sets forth the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods and amounts vested at September 30, 2007.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period
10/20/2005	972,500	0.79	535,000	437,500	23 months
3/30/2006	1,347,500	0.42	1,180,000	167,500	33 months
6/2/2006	600,000	0.41	0	600,000	33 months
8/8/2006	192,500	0.21	80,000	112,500	33 months
9/1/2006	350,000	0.42	0	350,000	33 months
9/21/2006	750,000	0.39	750,000	0	27 months
9/25/06 to 2/1/2007	200,000	0.27 to 0.42	112,500	87,500	33 months
Balance at September 30, 2007	4,412,500		2,657,500	1,755,000

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

Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,755,500 (at strike prices ranging from $.21 to $.79 per share) and 3,770,000 (at strike prices ranging from $.37 to $.79 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively.

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

With respect to the plan’s 401(k) feature, eligible employees may contribute from 1% to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Although the plan provides for a discretionary matching contribution by the Company, no matching contributions were made for the year ended December 31, 2006 and the Company does not intend to make any contributions for 2007.   There is, however, a one time payment due of $168,000 on December 31, 2007, which is accounted for in the current liability section of the balance sheet under accrued expenses.

DEFINED BENEFIT PLAN

Kelley sponsors a defined benefit pension plan which covers all employees who have completed one year of service and have attained the age of twenty-one. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of Kelley’s Plan; amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used:

At December 31,
2006
Change in benefit obligation:
Benefit obligation at beginning of year	$400,194
Actuarial gain	(2,161
Interest cost	21,892

Benefit obligation at end of year	$419,925
Change in plan assets:
Fair value of plan assets at beginning of year	$402,659
Actual return on plan assets	33,516

Fair value of plan assets at end of year	$436,175

For the Year
Ended
December 31,
2006
Funded status	$(16,250)
Unrecognized net actuarial gain	12,648

Net amount recognized	$(3,602)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(3,602)
Net amount recognized	$(3,602)
Weighted-average assumptions as of December 31:
Discount rate	5.50
Expected return on plan assets	6.00
Rate of compensation increase	3.00

Components of net periodic benefit cost for the year ended December 31, 2006 are as follows:

2006
Service cost	$0
Interest cost	21,892
Net asset gain during the period deferred for later recognition	9,356
Expected return on plan assets	(33,516)

Net periodic benefit cost	$(2,268)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans as of December 31, 2006 were $419,925, $419,925 and $436,175, respectively.

The provisions of Financial Accounting Standards Board Statement No. 87, “Employers’ Accounting for Pensions,” require the Company to record an additional minimum liability of $0 at December 31, 2006. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost.

The Company has discontinued the defined benefit pension plan as of November 13, 2006.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($33,000,284), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to improve its results of operations and financial condition, which include: (i) completed the discontinuance of operations of Network and COM, (ii) increased gross margins at Kelley from 12% in the fourth quarter of 2005 to 30% in the third quarter of 2007, (iii) restructured all of the Company’s convertible debt in exchange for promissory notes with payment terms ranging from two to five years, (iv) retired the rights for the holders to convert the outstanding debt into common stock of the Company, (v) restructured bank and other loans payable saving $500,000 of debt service in 2007, (vi) reduced head count which is expected to result in approximately $650,000 in cost savings in 2007, (vii) raised $2,157,000 in private equity, and raised and additional $2 million in a 7% convertible debt (viii) increased sales and marketing efforts and (ix) sold a 50% share of a non-core business asset that yielded approximately $316,000 in net proceeds.

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

In connection with the Contribution Agreement, Kelley and MCS also entered into an operating agreement dated April 9, 2007 with respect to the operations of Tuscany Services (the “Operating Agreement”). Pursuant to the Operating Agreement, Kelley and MCS each appointed a manager of Tuscany Services. The managers have equal authority and will direct the day-to-day operations of Tuscany Services. Pursuant to the Operating Agreement, Kelley and MCS are obligated to equally fund Tuscany Services’ cash flow shortage each month, if any, including an initial contribution by Kelley and MCS of $25,000 cash each. Additionally, the Operating Agreement contains a

“buy-sell” provision that allows either MCS or Kelley to initiate buy-sell proceedings after the two year anniversary of the Operating Agreement; provided that the purchase price for the non-initiating member’s membership interest cannot be less than that member’s capital account plus a 15% annualized rate of return.

6. PAYROLL TAX LIABILITY

Payroll tax liabilities of $134,142 and $239,142 were payable at September 30, 2007 and December 31, 2006, respectively. These liabilities arose at Network and COM during 2003 and 2004. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At September 30, 2007 and December 31, 2006, this liability has been included in the Net Liabilities of Discontinued Operations in the Company’s accompanying consolidated financial statements.

7. FAIR MARKET VALUE OF DERIVATIVE LIABILITIES

The fair market value of derivative liabilities consist of the following:

	September 30, 2007	December 31, 2006
Derivative liability related to the issuance of warrants in exchange for common stock in March 2006	$878,292	$1,497,416
Adjustment to record fair market value of derivative liability	(921,486)	(460,743)

Subtotal	(43,194)	1,036,673

Derivative liability related to the issuance of warrants related to private placement in November 2006	790,435	729,820
Adjustment to record fair market value of derivative liability	(750,038)	60,615

Subtotal	40,397	790,435

Derivative liability related to the issuance of warrants related to private placement in January 2007	1,045,182	—
Adjustment to record fair market value of derivative liability	(969,699)	—

Subtotal	75,438	—

Balance	$72,686	$1,827,108

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

On March 2, 2007, the Company refinanced the B of A Note and the B of N Note, using the proceeds from the Bank of Nevada to satisfy the B of A Note in its entirety, in the amount of $400,693. The new note with Bank of Nevada, in the principal amount of $1,090,807, dated March 2, 2007, carries interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010. The Company received proceeds of $42,418 from the Bank of Nevada from the new note at closing. The balance at September 30, 2007 was $931,477 and included a current portion of $289,118.

On September 22, 2005, the Company issued $360,000 in convertible debentures to Mr. Robert Unger, an unaffiliated individual (the “Unger Debenture”) and $540,000 in convertible debentures due to Mr. James Michael Kelley, a member of the Company’s Board of Directors (the “Kelley Debenture”). The convertible debentures carried an interest rate of 0.00% and were due in September of 2006. The Unger Debenture and the Kelley Debenture were issued with a discounted price from the face value of $60,000 and $90,000 respectively. The holders were entitled to convert the face amount of their respective debentures, plus accrued interest, anytime following the issuance of these convertible debentures, into common stock of the Company at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the closing bid prices for the twenty trading days immediately preceding the issuance of the convertible debentures (“Fixed Conversion Price”), each being referred to as the “Conversion Price.” No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. Additionally, in connection with the issuance of the Unger Debenture and the Kelley Debenture, the Company issued warrants to purchase 90,000 and 135,000 shares of the Company’s common stock, respectively, at a purchase price equal to 120% of the fair market value on the date of issuance. The warrants were valued at $21,919 and $32,790, respectively, and were recorded as derivative liabilities in the Company’s balance sheet. The aggregate beneficial conversion feature related to these convertible debentures was valued at $572,386 and was recorded as debt discount and derivative liabilities. The debt discount was being amortized into interest expense over the life of the loan.

Effective June 30, 2006, the Company entered into Amended and Restated Promissory Notes with Mr. Unger and Mr. Kelley, which restated and replaced in their entireties, the Unger Debenture and the Kelley Debenture, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of the Company’s common stock (the “Amended Promissory Notes”). The principal amounts of the Unger Debenture and the Kelley Debenture as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. The Company was obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. The Company was obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, the Company entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby the Company removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable (“Unger Second Amendment”).

The Amended and Restated Promissory Note for Mr. Kelley and the Unger Second Amendment (collectively referred to as the “Notes”) also provide:

•

if prior to the Company’s full payment and satisfaction of the Notes, the Company borrows monies or raises capital from the sale of its common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Mr. Unger 20% and Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Unger Second Amendment, increased this threshold to $4,000,000); and

•

if at any time during which the Notes remain unpaid, the Company’s earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Mr. Unger 13% and Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of its Annual Report on Form 10-KSB.

The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $85,138 and $152,816, all of which is current, remained outstanding as of September 30, 2007 and December 31, 2006, respectively.

The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Aggregate monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The aggregate balance of $16,300 remained outstanding on these three note as of September 30, 2007.

During the year ended December 31, 2006, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease. At September 30, 2007, the balance was $22,155.

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

Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with the holder of these convertible debentures pursuant to which the convertible debentures were cancelled and replaced with a promissory note in the amount of $375,000 with an interest rate at 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008 (of which $28,000 has been paid as of September 30, 2007). Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.

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

9. RELATED PARTY TRANSACTIONS

RELATED PARTY NOTES PAYABLE and DEBT RESTRUCTURING

During the years ended December 31, 2006 and 2005, the Company issued $3,132,600 and $2,136,360, respectively, in convertible debentures to Dutchess Private Equities II, LP (“Dutchess”). The Company paid $100,000 to Dutchess in financing fees during the year ended December 31, 2006. During the years ended December 31, 2004 and 2003, the Company issued $1,867,718 and $338,000 in convertible debentures to Dutchess Private Equities, LP respectively. The convertible debentures carried interest rates of 8% and 6% per annum, and were due at various dates between April 2008 and June 2011. Payments were not mandatory during the term of the convertible debentures. However, the Company maintained the right to pay the balances in full without penalty at any time. The holder was entitled to convert the face amount of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of such debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price.” No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable was to be rounded up or down, as the case may be, to the nearest whole share. The beneficial conversion features embedded in these convertible debentures were treated as derivative liabilities in accordance with EITF 00-19. The 2006, 2005, 2004 and 2003 value of the derivative liabilities amounted to $3,228,422, $2,330,745, $2,465,011 and $488,801, respectively. Of such amounts $602,307, $534,385, $643,511 and $101,185 was charged to interest expense at the time of issuance for the years ended December 31, 2006, 2005, 2004 and 2003, as restated, respectively. The remaining amounts were recorded as debt discount and amortized into interest expense over the life of the debenture.

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

The Loan Restructure Agreement and the Second Loan Restructure Agreement also provides:

•

that the Company must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of its assets and to borrow money or sell shares of its common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000. The Second Loan Restructuring Agreement modified those terms to allow the Company to borrow money as it deems reasonable with no requirement for Dutchess’ consent;

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

During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company entered into various factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess. For the nine months ended September 30, 2007, the Company entered into four factoring and security agreements aggregating $1,632,000 and for the year ended December 31, 2006, the Company entered into 10 factoring and security agreements aggregating to $4,560,000, all of which were paid in full by December 31, 2006. The Company incurred $20,000 and $50,000 in financing fees related to these transactions for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively. Dutchess may in its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements. The difference between the face amount of each purchased account and advances on the purchased account shall be reserved and will be released after deductions of discount and charge backs. For nine months ended September 30, 2007 and for the year ended December 31, 2006, the Company paid interest to Dutchess amounting to approximately $31,635 and $120,000, respectively.

10. DISCONTINUED OPERATIONS

In the second quarter of 2006, the Company finalized its plans to shut down its operations at its Network and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations at September 30, 2007 and December 31, 2006 consists of the following;

	September 30,	December 31,
	2007	2006
Assets of discontinued operations
Cash	$—	$—
Accounts receivable, net	—	41,981
Inventory	—	—
Fixed assets, net	—	—
Security deposit	—	—

Total assets	$—	$41,981
Liabilities of discontinued operations
Accounts payable and accrued expenses	$89,595	$152,694
Payroll taxes payable	134,142	239,142

Total liabilities	223,737	391,836

Net liabilities of discontinued operations	$223,737	$349,855

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Nine Months ended		Three Months ended
	September 30		June 30
	2007	2006	2007	2006
Sales	$—	$101,913	$—	$—

Cost of Goods sold	—	175,626	—	55,177

Gross Profit	—	(73,713)	—	(55,177)
Salaries	—	97,413	—	14,939
Insurance	—	24,931	—	18,000
Travel	—	22,206	—	8,413
Contingency accrual	—	150,000	—	150,000
Interest expense	—	39,009	—	16,678
Other	—	762,969	—	145,056

Loss from Discontinued Operations	$—	$(1,170,241)	$—	$(408,263)

11. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through September 30, 2007 and December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $33,101,148 and $32,329,927, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

		December 31,
	June 30, 2007	2006
Tax benefit of net operating loss carry-forward	$8,937,000	$8,887,000
Valuation allowance	(8,937,000)	(8,887,000)

	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

September 30, 2007 and
December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)%
Changes in valuation allowance	(40)%

Tax expense at actual rate	—

The valuation allowance decreased by approximately $25,000 and increased by $1,087,000 for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively.

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

In March 2006, Lisa Cox sued Kelley, Network, and Kelley’s CEO personally, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions between her husband and Kelley, prior to the Company’s acquisition of Kelley. This suit was settled on February 26, 2007 (effective January 31, 2007), whereby the Company agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares of the Company’s common stock to her. The Company paid $30,000 to Mrs. Cox at settlement and is obligated to pay $15,000 per year for the next four years. The Company issued 280,000 restricted shares of its common stock on February 26, 2007. The shares are restricted as follows; 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.

On April 25, 2007, the Company received a summons and complaint from a company to pay them certain amounts of the profits the Company may generate in the future related to the contracts that the Company is currently performing on related to the One Las Vegas project. That company is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The plaintiff is basing its request on verbal and email communications Kelley had with them. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. Kelley filed an Answer and Affirmative Defenses on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and Kelley subsequently filed an opposition; however, Kelley received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. The overall exposure of this litigation is difficult to determine at this point in time. The Company intends to defend this action vigorously.

The Company may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe the implication of these litigations will have any material impact on the Company’s financial statements.

OTHER COMMITMENTS

The Company is obligated to pay rent amounts as follows:

For the 12 months ended September 30:

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

The Company is obligated to pay its former Chief Executive Officer and its former Chief Financial Officer the remaining balance of $71,400 as of September 30, 2007 as a result of the separation agreement dated May 25, 2007.

13. STOCKHOLDERS’ EQUITY

EQUITY

During the nine months ended September 30, 2007, the Company issued 161,504 shares of common stock valued at $40,000 to service providers for investor relations services.

During the nine months ended September 30, 2007, the Company incurred $172,454 in employee stock option expense.

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

Gain (Loss) on Fair Value of Warrant

Q1 2006	$316,761
Q2 2006	403,150
Q3 2006	(259,168)
Q4 2006	0

Total 2006	$460,743

Q1 2007	$575,929

Q2 2007	$345,557
Q3 2007	(43,195)

Private Placements

On January 23, 2007, the Company closed on a private placement whereby the Company raised $1,157,000 in exchange for 7,231,250 shares of the Company’s common stock and warrants to purchase 7,231,250 shares of the Company’s common stock at $0.50 per share. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $1,045,082. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $1,045,082. The Company utilized the Black-Scholes option pricing model to value the warrants. Attributes used to determine the initial value of the warrants on January 23, 2007, March 31, and June 30, 2007 are below. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $969,699 for the nine months ended September 30, 2007.

Warrant Valuation Information for the Value on:

	September 30	June 30,	March 31,	January 23,
	2007	2007	2007	2007
Valuation Assumptions
Stock price on grant date	$0.32	$0.32	$0.32	$0.32
Number of warrants	7,231,250	7,231,250	7,231,250	7,231,250
Expected option term (in years)	4.25	4.5	4.75	5
Expected duration from grant to expiration date (in years)	10	10	10	10
Option vesting term (in years)	1.82	1.88	1.94	2.00
Expected volatility	72.54%	66.97%	61.07%	60.75%
Risk-free interest rate	4.2%	4.92%	4.56%	4.60%
Expected forfeiture rate	5%	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%

On November 13, 2006, the Company closed on a private placement whereby the Company raised $1,000,000 in exchange for 5,000,000 shares of the Company’s common stock and warrants to purchase 5,000,000 shares of the Company’s common stock at $0.60 per share. The Company recorded the issuance of the common stock (par value $.001) as a credit to Common Stock, par value of $5,000 and a credit to Additional Paid In Capital of $995,000, net of financing costs associated with this particular private placement of $401,027. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $729,820. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $729,820. The Company utilized the Black-Scholes option pricing model to value the warrants and has calculated a loss on derivative liability of $60,615 for the year ended December 31, 2006. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $750,038 for the nine months ended September 30, 2007. Attributes used to determine the initial value of the warrants are below.

Warrant Valuation Information for the Value on:

	September 30,	June 30,	March 31,	December 31,	November 13,
	2007	2007	2007	2006	2006
Valuation Assumptions
Stock price on grant date	$0.37	$0.37	$0.37	$0.37	$0.37
Number of warrants	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000
Expected option term (in years)	4.08	4.25	4.58	5	5
Expected duration from grant to expiration date (in years)	9	9	9	10	10
Option vesting term (in years)	2.08	2.25	2.9	3	3
Expected volatility	72.54%	66.97%	61.07%	55.12%	55.12%	%
Risk-free interest rate	4.19%	4.92%	4.58%	4.60%	4.60%	%
Expected forfeiture rate	5%	5%	5%	5%	5%	%
Estimated corporate tax rate	40%	40%	40%	40%	40%	%
Expected dividend yield	0%	0%0	0%	0%	0%	%

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

•

Retired approximately 5,954,000 million warrants to purchase common stock of the Company related to the aforementioned debt restructurings. As a result, the Company wrote off $1,149,412 in unamortized discounts against Additional Paid in Capital; and

•	Issued 434,484 shares of common stock to Dutchess upon Dutchess’ conversion of a convertible debenture, valued at $153,783.

On September 22, 2005, the Company issued 300,000 warrants each, to two Kelley employees, to purchase the Company’s common stock. The warrants have a term of five years and are exercisable at $.85 per share. The warrants vest, subject to certain performance criteria, on February 17, 2007 and the employees must be employed by Kelley at December 31, 2006. The amount of the Company’s common stock obtained by the employees as a result of exercise of the warrants, is subject to a two year leak-out agreement, restricting the number of shares of the Company’s common stock the employees can sell during that time frame. The warrants were valued using the Black Scholes model at $118,838 and have been included in stock based compensation expense over the term of the warrants.

14. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, when the Company incurs a net loss, if the additional common shares are dilutive, they are not added to the denominator in the calculation.

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

Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,755,500 (at strike prices ranging from $.21 to $.79 per share) and 3,770,000 (at strike prices ranging from $.37 to $.79 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively.

15. SUBSEQUENT EVENTS

On October 24, 2007 the Company entered into a factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess in the amount of $275,000. The Company incurred $5,000 in financing fees related to this transaction. Dutchess may on its sole discretion purchase any specific account. All accounts sold are with recourse on seller. All of the Company’s assets including accounts receivable, inventories, equipment and promissory notes are collateral under these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The discussion and financial statements contained herein are for the three and nine months ended September 30, 2007 and September 30, 2006. The following discussion should be read in conjunction with our financial statements and notes included herewith.

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

Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets.” As required by SFAS 142, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations in the future.

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

Going Concern

Our unaudited consolidated financial statements at and for the nine months ended September 30, 2007 reflect an accumulated deficit of ($33,101,148) and net operating losses of ($771,222). These conditions raise substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. Without such external funding, we would have to materially curtail our operations and plans for expansion.

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

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of September 30, 2007 and December 31, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

Accounting for Impairments in Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We periodically evaluate the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. At September 30, 2007 and at December 31, 2006, we wrote down the carrying amounts of our Tuscany asset held for sale in the amount of $42,503 and $477,295, respectively.

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

Stock options that have an anti-dilutive effect on the net income per common share once exercised to purchase 1,755,500 (at strike prices ranging from $.21 to $.79 per share) and 3,770,000 (at strike prices ranging from $.37 to $.79 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Warrants that have an anti-dilutive effect on the net income per common share once exercised, to purchase 16,710,895 (at strike prices ranging from $.01 per share to $.85 per share) and 7,034,645 (at strike prices ranging from $.01 to $.85 per share) shares of common stock remained outstanding as of September 30, 2007 and September 30, 2006, respectively.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006, AS RESTATED

RESULTS OF OPERATIONS

SALES

Sales for the nine months ended September 30, 2007 were $5,032,524 compared to $15,919,577 for the nine months ended September 30, 2006. The decrease by 68.4% in sales for this period when compared to the same period last year is primarily due to approximately $8 million of sales attributed to a contract with Station Casinos, Inc., with no corresponding contract for the nine months ended September 30, 2007. In addition, many of the new business prospects we have been pursuing have either cancelled or delayed their construction projects in Las Vegas and as a result, we have experienced a decrease in sales.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2007 were $3,534,071 compared to $12,805,115 for the nine months ended September 30, 2006. The decrease by 72.4% in cost of goods sold for this period when compared to the same period last year is primarily due to cost of goods sold related to the work performed on the $8 million Station Casino during the nine months ended September 30, 2006, with no corresponding contract for the nine months ended September 30, 2007 and a decrease in our sales as stated above.

GROSS PROFITS

Gross profits for the nine months ended September 30, 2007 were $1,498,454 or 29.8% compared to $3,114,462 or 19.6% for the nine months ended September 30, 2006. The increase in margin percentage is due to management’s focus on improved contract pricing, better vendor terms and improved efficiencies in operating procedures related to servicing and delivering on our customer contracts.  In addition, a greater percentage of the company’s business is attributed to design contracts which on average carry gross margin of 50% as compared to building projects which currently receive 28% gross margin.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2007 amounted to $4,086,723 compared to $4,157,476 for the nine months ended September 30, 2006. The increase by 1.7% was primarily due to an increase in salaries from $1,698,215 for the nine months ended September 30, 2006 to $2,325,181 for the nine months ended September 30, 2007. While head count remained relatively constant for the two periods, salaries for our personnel directly related to customer jobs are included in cost of goods sold. Therefore as a result of our decrease in sales, we have lower personnel costs included in cost of goods sold, and more personnel costs included in operating expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition, we have accrued approximately $200,000 of separation costs at September 30, 2007 related to the resignations of our Chief Executive Officer and Chief Financial Officer, of which $55,000 remains outstanding as of September 30, 2007. Additionally, investor relations costs decreased from $243,985 for the nine months ended September 30, 2006 to $181,777 for the nine months ended September 30, 2007. We also had decreases in other operating expenses from $2,215,276 for the nine months ended September 30, 2006 to $1,579,765 for the nine months ended September 30, 2007. Significant components of other operating expenses for the nine months ended September 30, 2007 included insurance of $386,490, bad debt expense of $130,523 due to write offs of uncollectible receivables resulting from the cancellation of a customer project, professional fees of $207,163 and rent of $138,274.

OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2007 was $1,817,048 compared to $(2,215,800) for the nine months ended September 30, 2006. The change in other income is primarily due to a decrease in interest expense from $1,419,690 for the nine months ended September 30, 2006 to $569,283 for the nine months ended September 30, 2007, which was a result of the debt restructurings that were completed the second and fourth quarters of 2006. The decrease in interest expense was partially offset by gain on the change in fair value of derivative liabilities of $2,598,028 for the nine months ended September 30, 2007, compared to $2,865,881 for the nine months ended September 30, 2006, primarily as a result of a continued decrease in the price of our common stock, loss on debt restructuring of $45,149 and  impairment of assets held for sale of $28,401 for the nine months ended September 30, 2007 compared to gain on debt restructuring of $1,229,954 for the nine months ended September 30, 2006, and a loss on disposition of assets of $(298,799) for the nine months ended September 30, 2007.

NET (LOSS) INCOME

Net Loss for the nine months ended September 30, 2007 was ($771,222) compared to Net Income of $764,523 for the nine months ended September 30, 2006 due to the reasons set forth above in addition to a loss from discontinued operations for the nine months ended September 30, 2006 of ($408,263) compared to $0 for the nine months ended September 30, 2007.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

Our basic net (loss) income per share for the nine months ended September 30, 2007 and September 30, 2006 was ($0.019) and $0.02, respectively as a result of our net loss for the nine months ended September 30, 2007 compared to our net income for the nine months ended September 30, 2006 and an increase in our weighted average shares outstanding from 35,837,851 for the nine months ended September 30, 2006 to 39,942,075 for the nine months ended September 30, 2007.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006, AS RESTATED

RESULTS OF OPERATIONS

SALES

Sales for the three months ended September 30, 2007 were $2,239,018, a 46.4% decrease, as compared to $4,174,364 for the three months ended September 30, 2006 primarily as a result of the final sales that were recorded in the three months ended September 30, 2006 on an $8 million contract. In addition, many of the new business prospects we have been pursuing have either cancelled or delayed their construction projects in Las Vegas and as a result, we have experienced a decrease in our sales.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2007 were $1,651,929 compared to $3,165,793 for the three months ended September 30, 2006, or a 47.8% decrease, due to the comparable decrease in sales as stated above.

GROSS PROFITS

Gross profits for the three months ended September 30, 2007 were $587,089 or 26.2% compared to $1,008,571 or 24.23% for the three months ended September 30, 2006.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2007 amounted to $887,093 compared to $1,278,994 for the three months ended September 30, 2006. The decrease of 30.6% was due to the effects of the corporate restructuring whereby salaries were decreased from $612,978 for the three months ended September 30, 2006, to $363,962 for the three months ended September 30, 2007. In addition, during the quarter we have paid down approximately $140,000 of the $200,000 of severance costs at June 30, 2007 related to the resignations of our Chief Executive Officer and Chief Financial Officer.

OTHER INCOME (EXPENSE)

Other expenses for the three months ended September 30, 2007 totaled $299,982 compared to $684,430 for the three months ended September 30, 2006. The decrease of 56% in other expenses is primarily due to a gain on debt restructuring in the amount of $14,102 for the three months ended September 30, 2007 compared to ($201,407) for the three months ended September 30, 2006, and a in the change in fair value of derivative instruments of ($100,866) compared to $(259,168) experienced in the third quarter ended September 30, 2006.

NET (LOSS) INCOME

Net loss for the three months ended September 30, 2007 was ($799,124) compared to ($954,853) for the three months ended September 30, 2006, or an increase by 47.7%.

BASIC AND DILUTED (LOSS) INCOME PER SHARE

Our basic loss per share for the three months ended September 30, 2007 was ($0.02) compared to basic loss per share of ($0.03) for the three months ended September 30, 2006 due to a net loss for the three months ended September 30, 2007 compared to net loss for the three months ended September 30, 2006, in addition to an increase in our weighted average number of shares outstanding from 29,180,914 for the three months ended September 30, 2006 to 42,636,991 for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our current assets were $2,026,134 and current liabilities were $3,474,271. Cash and cash equivalents were $39,855. Our stockholders’ deficit at September 30, 2007 was ($3,490,577). We had a net usage of cash from operating activities for the nine months ended September 30, 2007 and 2006 of ($3,961,455) and ($1,262,479), respectively. We had net cash used by investing activities for the nine months ended September 30, 2007 of ($364,851) and net cash used in investing activities of ($793,207) for the nine months ended September 30, 2006. We had net cash provided by financing activities of $1,031,541 and $1,997,518 for the nine months ended September 30, 2007 and 2006, respectively.

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

We entered into the following borrowing transactions in connection with our acquisition of Kelley:

Upon the acquisition of Kelley, we assumed $492,856 in various notes payable to Michael Kelley, who is now a member of our Board of Directors. At the time of the transaction, Michael Kelley was not affiliated with us. The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $85,138 and $152,816, all of which is current, remained outstanding as of June 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the Company is four months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.

Upon the acquisition of Kelley, we assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006. The balance of $16,300 remained outstanding as of September 30, 2007.

Effective June 30, 2006, we entered into Amended and Restated Promissory Notes with Robert Unger, an unaffiliated individual, and James Michael Kelley, a member of our Board of Directors, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger and $540,000 to Mr. Kelley, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amounts as amended are $317,500 and $476,250, respectively. Both promissory notes bear interest at 7% per annum. We were obligated to begin making payments on both promissory notes in January 2007 and both promissory notes are due in September 2008. We were obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, we entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby we removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable. As of November 14, 2007, the Company is six months in arrears with regard to payments due to Mr. Kelley, however, Mr. Kelley has waived any default under the agreement.

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

The Loan Restructure Agreement and the Second Loan Restructure Agreement also provides:

•

that we must obtain written consent from Dutchess, not to be unreasonably withheld, in order to grant a lien or security interest in any of our assets and to borrow money or sell our common stock, which borrowing or sale either alone or aggregated during any six month period exceeds $250,000. The Second Loan Restructuring Agreement modified those terms to allow us to borrow money as we deems reasonable with no requirement for Dutchess’ consent;

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

On July 2, 2007 and October 24, 2007, we entered into two factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess in the amounts of  $215,000 and $275,000, respectively. Dutchess is able to, in its sole discretion, purchase any specific account. All accounts sold are with recourse on seller. All of our assets including accounts receivable, inventories, equipment and promissory notes are pledged as collateral under these agreements. The difference between the face amount of each purchased account and advances on the purchased account would be reserved and would be released after deductions of discount and charge backs. In addition, Dutchess charges finance fees in connection with these agreements and we have paid $10,000 in financing fees on these two transactions. At November 11, 2007, we owed approximately $227,161 to Dutchess, plus accrued interest, related to these factoring transactions.

OTHER COMMITMENTS

On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. We acquired this obligation with the acquisition of Kelley. Rent expense for the three months ended September 30, 2007 amounted to approximately $48,000. Kelley is obligated to pay rent amounts as follows:

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

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Factoring and Security Agreement dated July 2, 2007 between the Company and Dutchess Private Equities Fund, Ltd. (incorporated by reference to Exhibit 10.20 of the Company’s Form 8-K filed July 6, 2007).

10.2	Promissory Note issued by the Company to Dutchess Private Equities Find, Ltd., dated July 11, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2007).

10.3	Agreement between the Company and Dutchess Private Equities Find, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 1, 2007).

10.4	Addendum to Note between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 1, 2007).

10.5

Amended and Restated Security Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 1, 2007)..

10.6	Warrant No. July 2007 101 issued by the Company to Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 1, 2007).

10.7	Negative Pledge, dated July 17, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed August 1, 2007).

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIENA TECHNOLOGIES, INC.
(Registrant)

Date: November 19, 2007	By	/s/ Anthony Delise

Anthony Delise
Interim Chief Executive Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits.
No	Description

10.1

Factoring and Security Agreement dated July 2, 2007 between the Company and Dutchess Private Equities Fund, Ltd. (incorporated by reference to Exhibit 10.20 of the Company’s Form 8-K filed July 6, 2007).

10.2	Promissory Note issued by the Company to Dutchess Private Equities Find, Ltd., dated July 11, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2007).

10.3	Agreement between the Company and Dutchess Private Equities Find, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 1, 2007).

10.4	Addendum to Note between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 1, 2007).

10.5

Amended and Restated Security Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 1, 2007)..

10.6	Warrant No. July 2007 101 issued by the Company to Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 1, 2007).

10.7	Negative Pledge, dated July 17, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed August 1, 2007).

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.