Form 10QSB/A
period 2007-09-30
SIENA TECHNOLOGIES, INC.
filed 2007-11-21
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 934

For the quarterly period ended September 30, 2007

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

SIENA TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Nevada	000-25499	88-0390360
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5625 South Arville Street, Suite E, Las Vegas Nevada 89118
(Address of principal executive offices)

(702) 889-8777
(Registrant’s Telephone Number, including Area Code)

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

SIENA TECHNOLOGIES, INC.
(Formerly Network Installation Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income	$(771,222)	$764,523
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock issued for services	40,000	139,800
Employee Stock Option Expense	214,966
Beneficial conversion feature expense	-	777,090
Stock warrants issued for debt inducement	-	302,493
Amortization of debt discount	-	267,610
Bad debt expense	136,560	-
Fair value adjustments of derivative liabilities	(1,552,848)	(4,581,826)
Fair value of derivative liabilities in excess of proceeds	-	1,456,777
Amortization of stock based compensation for services	-	100,125
Accretion of notes payable	64,623	65,979
Depreciation	73,315	102,070
Gain on disposal of assets	-	(6,955)
Loss on writeoff of inventory	-	201,407
Gain on debt restructuring	-	(903,771)
Changes in operating assets and liabilities	-
Accounts receivable	621,661	(634,936)
Inventory	(129,365)	1,646,557
Costs in excess of billings	234,811	(254,919)
Prepaid expenses and other current assets	(337,324)	(108,657)
Decrease in other assets	-	20,690
Increase in litigation settlement obligation	45,000	—
Accounts payable	(539,328)	120,609
Billings in excess of costs	(94,745)	(690,061)
Net liabilities of discontinued operations, net	(126,118)	(47,084)
NET CASH USED IN OPERATING ACTIVITIES	(2,120,014)	(1,262,479)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(13,028)	(30,885)
Investments in assets held for sale	771,325	(762,322)
Investment in Tuscany Services	(354,851)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	403,446	(793,207)
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank loans	-	-
Payments of bank loans	(381,594)	—
Payments made on notes payable related party	89,215	(149,422)
Proceeds made on notes payable related party	1,874,988	-
Proceeds from convertible debt	-	2,803,712
Payments to factor	(1,422,000)	(4,560,000)
Proceeds from factor	1,422,000	4,560,000
Payments on notes payable	166,006	(656,772)
Loan from related party	-	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,748,615	1,997,518
NET INCREASE IN CASH & CASH EQUIVALENTS	32,047	(58,168)
BEGINNING CASH & CASH EQUIVALENTS	7,808	415,937
ENDING CASH & CASH EQUIVALENTS	$39,855	$357,769

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

Warrant Valuation Information for the Value on:

	September 30,	June 30,	March 31,	December 31,	November 13,
	2007	2007	2007	2006	2006
Valuation Assumptions
Stock price on grant date	$0.37	$0.37	$0.37	$0.37	$0.37
Number of warrants	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000
Expected option term (in years)	4.08	4.25	4.58	5	5
Expected duration from grant to expiration date (in years)	9	9	9	10	10
Option vesting term (in years)	2.08	2.25	2.9	3	3
Expected volatility	72.54%	66.97%	61.07%	55.12%	55.12%
Risk-free interest rate	4.19%	4.92%	4.58%	4.60%	4.60%
Expected forfeiture rate	5%	5%	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%	40%	40%
Expected dividend yield	0%	0%0	0%	0%	0%

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our current assets were $2,026,134 and current liabilities were $3,474,271. Cash and cash equivalents were $39,855. Our stockholders’ deficit at September 30, 2007 was ($3,490,577). We had a net usage of cash from operating activities for the nine months ended September 30, 2007 and 2006 of ($2,120,014) and ($1,262,479), respectively. We had net cash provided by investing activities for the nine months ended September 30, 2007 of $403,446 and net cash used in investing activities of ($793,207) for the nine months ended September 30, 2006. We had net cash provided by financing activities of $1,748,615 and $1,997,518 for the nine months ended September 30, 2007 and 2006, respectively.

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

Exhibit No.

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

10.5

Amended and Restated Security Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 1, 2007).

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

SIENA TECHNOLOGIES, INC.
(Registrant)

Date: November 21, 2007	By:	/s/ Anthony Delise

Anthony Delise
Interim Chief Executive Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

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

10.5

Amended and Restated Security Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 1, 2007).

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