Form 10KSB
period 2007-12-31
SIENA TECHNOLOGIES, INC.
filed 2008-04-18
CIK 1069778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

SIENA TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

———————

Nevada	000-25499	88-0390360
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

5625 South Arville Street, Suite E, Las Vegas Nevada, 89118

(Address of Principal Executive Office) (Zip Code)

(702) 889-8777

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share.
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $7,327,845.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 8, 2008: $221,833 (Based on 22,183,294 shares held by non-affiliates and the closing price of our stock of $0.01 on March 20, 2008.)

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 8, 2008: 42,163,691.

Documents incorporated by reference: None.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

SIENA TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

OVERVIEW

On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has one wholly owned subsidiary, Kelley Communication Company, Inc. (“Kelley”).

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

HISTORY

The Company incorporated in the State of Nevada as Color Strategies on March 24, 1998. On December 23, 1999, the Company changed its name to Infinite Technology Corporation. On April 25, 2000, it changed its name to Flexxtech Holdings, Inc. On July 10, 2003, the name was changed to Network Installation Corp. On October 25, 2006, it changed its name from Network Installation Corp. to Siena Technologies, Inc. (“Siena”).

In May 2003, the Company acquired Irvine, California-based Network Installation Corporation. Network Installation, or NIC, was established in July 1997 as a California corporation. At the time of acquisition, NIC provided products, project management, design and installation within the networking and communications sector.

On March 1, 2004, the Company acquired Del Mar Systems International, Inc., a telecommunications solutions provider. The acquisition of Del Mar allowed the Company to provide integrated telecom solutions to our customers.

In January 2005, the Company acquired COM Services, Inc. (“COM”), a privately-held California corporation. COM provided installations of cabling infrastructure for school districts, universities and colleges.

On September 22, 2005, the Company acquired Kelley Communication Company, Inc. Kelley has two operating divisions, Kelley Technologies and Enhance Home Technology. Kelley specializes in the design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets.

On November 4, 2005, the Company announced the acquisition of Spectrum Communications Cabling Services, Inc., a complete solution network service firm which provides network design, installation and maintenance of voice and data network systems. On January 6, 2006, the Company announced the rescission of our acquisition of Spectrum due to material philosophical differences between the parties regarding operations as well as future direction.

In the second quarter of 2006, the plans were finalized to discontinue operations of the NIC and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of our subsidiary, Kelley.

During 2007, Siena sold its ownership interest in Tuscany Services LLC for $775,000 cash, more specifically, on November 19, 2007, and April 9, 2007, the Company sold 50% interests in Tuscany Services, LLC respectively.

Divestiture of Assets of Kelley Communication Company, Inc.

On March 17, 2008, the Board of Directors, believing it to be in the best interests of the Company and its shareholders, approved the sale of the assets (the “Asset Sale”) of the Company’s wholly owned subsidiary, Kelley Communication Company, Inc., a Nevada corporation (“Kelley Communication”) pursuant to the terms of a certain Asset Purchase Agreement by and among our Company, Kelley Communication, Mr. James Michael Kelley, and Kelley II, LLC, a newly formed Nevada limited liability company (“Kelley II”).

Mr. Kelley owns 100% of the limited liability company membership interests of Kelley II, and is its sole managing member.  Additionally, he may be deemed to be the beneficial owner of approximately 13,816,577 shares of Siena’s capital stock owned by Kelley II (the “Kelley Shares”).  He is also a former director, who served on our Board from September 22, 2005 until January 2008. Mr. Kelley transferred the Kelley Shares to Kelley II for purposes of consummating the transactions contemplated by the Asset Purchase Agreement.

On April 7, 2008, we entered into the Asset Purchase Agreement with Mr. Kelley, Kelley II and Kelley Communication, pursuant to which we have agreed to sell certain of Kelley Communication’s assets to Kelley II.  Such tangible and intangible assets of Kelley Communication, include, but are not limited to, all equipment, all rights of the Kelly Communication against vendors, all customer lists, files and related information, all inventory, all rights of the Kelly Communication under certain contracts, all permits, all intellectual property of Kelly Communication, including trademarks, service marks, trade names, domain names, web sites, phone, fax and email addresses, all rights or choses in action following the closing of the acquisition related to Kelly Communication’s business, all books and records, all computer software, hardware, data rights and documentation, all cash and cash equivalents, and all goodwill related to these assets.   A complete description of the assets sold is set forth in the Asset Purchase Agreement.

In exchange for the sale of the assets, Kelley II assumed certain liabilities of Kelley Communication, which include, but are not limited to, the liabilities, if any, relating to the Obligations and Liabilities (each as defined in the Asset Purchase Agreement) of Kelly Communication and Siena with respect to the sale of Tuscany Services, LLC, with respect to that certain Settlement Agreement dated January 31, 2007, by and between Kelly Communication, Kelley Technologies, LLC, Michael Kelley, Siena, Lisa Cox, individually and as Special Administratrix of the Estate of Stephen L. Cox, and with respect to that certain Confession of Judgment entered into by the District Court, Clark County, Nevada, dated December 1, 2007, in favor of Technology In Practice, LLC against Kelly Communication. A complete description of the liabilities assumed is set forth in the Asset Purchase Agreement.

Additionally, in exchange for the acquired assets, Kelley II assigned and transferred to Siena all of the Kelley Shares.

The closing of the transaction is expected to occur on or about May 15, 2008, and is subject to the satisfaction of certain closing conditions, including but not limited to approval of the transaction by the holders of a majority of the issued and outstanding common stock of Siena. Upon effectiveness of the divestiture as contemplated by the Asset Purchase Agreement, the Company will have virtually no assets and may be deemed to be a shell company as deferred in Rule 12b-2 of the Exchange Act.

INDUSTRY OVERVIEW — GAMING

The gaming industry is a high growth industry with ownership increasingly consolidated among several large casino and hotel owners, and a large number of much smaller competitors. The industry tends to be clustered in Las Vegas, Nevada, but also has a presence in Atlantic City, New Jersey and the Caribbean, and on Indian land in many states across the U.S. Casinos, resorts and hotels in the gaming industry, more than most leisure industries, depend on flashy special effects, large video boards and advanced audio systems to compete for the attention of gamblers and consumers. Siena believes this offers a growth opportunity to sell our automated system networks known as “smart technologies.”

INDUSTRY OVERVIEW — MULTIPLE DWELLING UNITS

The Company believes there is a trend developing in the U.S. whereby Multiple Dwelling Units, or MDUs, are increasingly being built in urban areas around the country. Miami, San Diego and Las Vegas seem to be at the center of this trend. The high-rise MDUs cater to upscale residents and visitors, many of which desire “smart home” products for their condos. “Smart homes” include a level of automation that allows touch panel control for any/all of the following systems: audio, video, telephone, data, lighting, shades, HVAC, vacuum and security. Due to less and less buildable land close in to these urban centers, the trend of building upward seems likely to continue, as it did in larger cities that ran out of space earlier in their development cycles. Siena believes this increase in MDU developments will offer the company the opportunity to sell automated system networks, Techcierge™ (a proprietary “smart building” software management system), Condoplex (a proprietary “smart building” security and surveillance system) as well as “smart home” technology systems to homeowners, and Siena has begun to target this industry as a potential area of growth, however there can be no assurances that efforts will be successful.

OUR BUSINESS

Prior to our acquisition of Kelley in September 2005, the Company was located in Irvine, California, from which focused on the design, installation, and deployment of specialty communication systems for data, voice, video and telecom. The company’s technicians designed the applications required for network build-outs, structured cabling, deployment, security, training, and technical support and Wi-Fi, Voice over Internet Protocol, or VoIP, and traditional telecom products.

After the acquisition of Kelley in September 2005, Siena focused its efforts on Kelley’s primary markets, believing those markets offer the best opportunity for growth. Siena analyzed its two locations and determined it could decrease costs by consolidating operations in Las Vegas. As a result, in the fourth quarter of 2005, Siena began to migrate its business toward Kelley’s opportunities and stopped taking on new business through itssubsidiaries located in California, NIC and COM.. In March 2006, Siena moved its corporate offices from Irvine, California to Las Vegas, Nevada in order to better serve the Las Vegas market. Siena no longer has any operations in its NIC and COM subsidiaries and continues to focus its efforts on developing the Kelley subsidiary.

Recent projects include designing and installing the following systems:

•

Restaurant sound and plasma displays;

•

Patent-Pending Race & Sports Book technology platforms, including satellite, cable television, live horse racing, state of the art video displays with audio, voice and data;

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

Through year ended December 31, 2007, Siena also offered Triple Play services to condominium owners in MDU developments.

SUPPLIERS

While Siena is predominately a service company, it purchases and resells products such as networking controllers, cable, televisions, software, audio, video, surveillance and other equipment involved in the Company’s projects. Siena purchases products from various distributors, and, in some cases, directly from the manufacturer. Should any of these distributors and vendors cease operations, the business would not be materially affected because most of these products are readily available from multiple distributors locally, regionally or nationally.

OPERATIONS

After the acquisition of Kelley, the Company’s focus was switched to design, development and integration of automated system networks known as “smart technologies,” primarily for the gaming, entertainment and luxury residential markets. The Company also fabricates the servers, routers and other control equipment that run the systems design. Siena employees provide the consulting, design and project management services to customers. However, the Company does not have employees to install cable in the projects it designs, nor does the Company install equipment. Siena fabricates all racked equipment at its facility, test such equipment and then deliver the equipment to the job site. Racked equipment is equipment contained in a rack or cabinet. The racked electronics, speakers, equipment, televisions, conduit or cable on any project are installed by the general or the electrical contractor.

SALES AND MARKETING

Through its wholly owned subsidiary, Kelley, Siena focuses primarily on the gaming, entertainment and luxury residential markets. The Company believes it is uniquely positioned to serve this market with nearly two decades of service, long standing relationships with key decision-makers, proprietary technologies, and a high quality design and project management team. Additionally, the Company offers a one-stop shop for high quality, reliable, and efficient system designs, which few of its competitors can do. Siena believes we have significant growth opportunities within these industries as the industries continue to grow and develop new properties and continue to rely on improved security, audio/visual effects, and other technology advancements.

The Company generates most new business through repeat business from existing or former clients and is also contacted directly by customers who learn about the Company from its reputation in the marketplace. Siena markets services to the MDU industry because it believes this market poses a growth opportunity. In Las Vegas, these high-rises are often affiliated and in some cases attached to existing casino and hotels complexes. Since Kelley has established relationships with many of the developers, architects, and owners of MDU projects, and since the design and project management for the communication technology and

Systems networks needs of this segment are similar to that for other hi-rise buildings such as the hotel towers attached to casinos, Siena believes it can enter this market successfully. In addition, Kelley is often introduced to a new MDU opportunity by an architect or by the developer or owner directly. Kelley is then able to upsell many services to these customers, who may have initially invited Kelley to the project for its design and build expertise of the “smart building” technologies that these MDU projects need. This gives the Company a competitive advantage being that it is involved with the decision makers in the project very early on in the process, many of whom prefer to work with Kelley as a one-source solution provider for all of the “smart building” technology needs as well as the opportunity to cross sell many more offerings.

CUSTOMERS

Since the acquisition of Kelley in September 2005, Siena provides services primarily to the gaming and MDU industries. The Company typically works with developers who put the building project together, and also works with architects who oversee the primary design of the project. These individuals will subcontract out specific projects to us as part of an overall building plan.

While the majority of the Company’s projects are in Las Vegas, the Company works with customers in the gaming and luxury residential industries outside of Las Vegas including Atlantic City, New Jersey, Oklahoma, Colorado, California, Texas and the Caribbean.

During 2006, Kelley provided services to Red Rock Hotel Casino Resort and Spa (“Red Rock”), Green Valley Ranch, Santa Fe Station and Fiesta Station, all of which are owned in whole or in part by Station Casinos, Inc. and all are located in Las Vegas, Nevada. The contracts with Stations Casinos accounted for approximately $12.5 million, or approximately 67.6%, of the Company’snet revenues for the year ended December 31, 2006.

The Red Rock project was important to the Company not only for the revenues it generated but also as a platform to showcase a unique experience in developing systems for the gaming industry. As part of the Red Rock project, Kelley developed a proprietary, Patent-Pending Race and Sports Book technology platform. This platform includes three side-by-side jumbo screens that are each 18 by 32 feet. Each of the screens can be divided into ten configurations to display horse races, sporting events and Station Casinos odds. Additionally, there are 213 seats each with TV monitors. The Company believes this project set a new standard for casinos and will further establish its reputation in the industry, as evidenced by contracts and delivery on three additional Race and Sports Book technology platforms during 2006 and contracts to design two additional Race & Sports Book technology platforms in 2007.

During 2007, Kelley was contracted by Station Casinos to design two additional Race and Sports Book technology platforms for their planned construction of Aliente Station Casino and Resort and Durango Station Casino and Resort.  New construction at these two locations is scheduled during 2008. Kelley generates a substantial amount of its revenues from a relationship with Stations Casinos, Inc. If this relationship were to end, Kelley’s net revenues, cash flows and net income would likely decrease for at least the short-term.  During 2007, Kelley also provided services to the Miracle Mile mall located on the Las Vegas strip, in the approximate amount of $1.7 million as well as other larger projects in excess of $400,000 including Mira Villa, Houston Mosaic, and Palms Place.  In addition, Kelley continued its design work in a number of well recognized projects including Hard Rock remodel design, the Mirage Spa, Cosmo design, Louis Restaurant design and build, and the Sahara Hotel.

STRATEGIC ALLIANCES

Kelley has an agreement dated December 30, 2005, with Simplikate Systems to resell Techcierge™. Techcierge™ is a “smart building” management software that ties amenity, security and management functions together under one simple interface that can be accessed by any PC over the web or integrated with many types of wireless and in-wall touch panels. The Company resells this smart software as part of its integrated “smart building” technology solutions. Kelley has the worldwide distribution rights within the hotel and casino market to resell Techcierge™. Kelley was also awarded the exclusive reseller rights to Techcierge™ for the MDU market in Arizona, Nevada and California (our “Market”).

The Simplikate agreement is for a term of five years, with two automatic renewals for one year terms. The Company is required to pay $10,000 per month to Simplikate. The sales price to itscustomers is $50,000 as a one time set up fee for the software, which the Company then installs. In addition, the Company generates revenues from building management of $10.00 per unit, per month, for condominium owners who have access to the system. The Company’s costs include a one-time payment to Simplikate of $35,000 associated with the sale of the system, plus a fee of $7.00 per month, per unit for unit owners who have access to the system. Therefore, the net revenues to the Company are equal to $15,000 on the sale of the system and $3.00 per month, per unit, for owners who have access to the system. In addition, the Company is entitled  to a fee of 15% (its “Commission”) of any recurring fees Simplikate receive for Techcierge™ from sales made by any authorized reseller of Techcierge™ to developers of new communities, associations or other entities within our Market.  Currently the Company is analyzing the future level of commitment to this business given its limited resources to promote meaningful sales.

Kelley has an agreement in place with DirecTV to resell DirecTV to approximately 30 casino-based Race and Sports Books. As part of this service, we handle all billing and customer service. We receive a 10% commission from DirecTV for the services purchased.

INTELLECTUAL PROPERTY

Kelley filed for a Patent-Pending on July 19, 2005 for integrating casino race and sports book information (video and wagering information) and then displaying it to multiple movie theatre sized screens. Capable of displaying dozens of sporting events and horse races simultaneously, this technology allows casino management to immediately change video sources, as well as display them at various sized images of choice, based on the operator’s desire. In addition, this technology enables casino management to have wagering information shown anywhere on the screens. This technology was installed at Red Rock on a 100-foot-wide screen, at Green Valley Ranch, Santa Fe Station and Borgata Hotel and Casino and Kelley expects to use this technology in future projects. The Company regards this technology as an important part of its service offerings.

Additionally, the Company regards domain names, trade secrets, proprietary technologies, and similar intellectual property as important to its success, and relies on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with employees, customers, partners, and others to protect our proprietary rights. Kelley has licensed in the past, and expects to license in the future, certain proprietary rights, technologies or copyrighted materials, from third parties relying on those third parties to defend their proprietary rights, copyrights and technologies.

Policing unauthorized use of itsproprietary rights is inherently difficult, and the Company may not be able to determine the existence or extent of any unauthorized use. The protection of itsintellectual property may require the expenditure of significant financial and managerial resources. Moreover, the Company cannot be certain that the steps it takes to protect its intellectual property will adequately protect its rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

COMPETITION

While there are companies that provide communication technology and systems networks, the Company believes the market is very fragmented and there is no one dominant competitor. Its competitors offer some of the same services Kelley offers, but the Company is not aware of any competitors that offer the same combination of expertise, services and products that it offers to the gaming, resort and hospitality industries. Additionally, Kelley has nearly two decades of service, long standing relationships with key decision-makers, and a high-quality design and project management team. While it is possible that itscompetitors will increase their service offerings or develop expertise similar to Kelly’s, the Company believes it can compete favorably in the industry.

EMPLOYEES

As of April 6, 2008, we employ 37 full time employees, six are executives, three are in sales and marketing, six are administrative, and the bulk of the employees are either in design, fabrication/installation, or project management roles. We believe our relations with all of our employees are good.

SUBSIDIARIES

As of April 6, 2008, we have one wholly-owned subsidiary: Kelley Communication Company, Inc.

ITEM 2.

DESCRIPTION OF PROPERTY.

On June 29, 2004, The Company entered into a lease agreement with Alton Plaza Property Inc. for office space located at 15235 Alton Parkway, Suite 200, Irvine, CA with rent totalling approximately $13,475 per month and the lease had a term of 51 months. Siena terminated the lease on February 28, 2006, and forfeited approximately $26,000, which included a security deposit and one month’s rent, in order to consolidate its\ operations in Las Vegas and continue to expand itsoperations around the Kelley subsidiary.

On April 1, 2003, Kelley entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. Siena acquired this obligation with the acquisition of Kelley. Rent expense for the years ended December 31, 2007 and 2006 amounted to approximately $173,000 and $186,000, respectively. Kelley is obligated to pay rent amounts as follows:

For the year ended:
December 31, 2008	$90,000

Kelley may extend the lease for two additional terms of three years from October 1, 2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

ITEM 3.

LEGAL PROCEEDINGS.

In March 2006, Lisa Cox sued Kelley, Mr. Kelley personally and the Company, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. This suit was settled on February 26, 2007, (effective January 31, 2007) whereby the Company agreed to pay $90,000 and issue 280,000 restricted shares of common stock of the Company to Mrs. Cox. The Company paid $30,000 to Mrs. Cox at settlement and is obligated to pay her $15,000 per year for the next four years on January 31, 2008, 2009, 2010 and 2011. The Company issued 280,000 restricted shares of its common stock on February 26, 2007. The shares are restricted as follows; 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.

On April 25, 2007, the Company received a summons and were sued by Technology In Practive, LLC d/b/a Main Advantage Services to pay them certain amounts of profits Kelley may generate in the future related to contracts that the Company is currently performing on related to the One Las Vegas project. Main Advantage Services is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. Main Advantage Services is basing its request on verbal and email communications they had with Kelley. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. The Company filed an Answer and Affirmative Defenses on behalf of Kelley on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and Kelley subsequently filed an opposition; however, the Company received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. On December 1, 2007, this issue was resolved through mediation.  Kelley has agreed to pay Main Advantage Services a total of $80,000 in 40 consecutive monthly installments of $2,000 per month.

The Company may be involved in litigation, negotiation and settlement matters that may occur in its day-to-day operations. Management does not believe the implication of this type of litigation will, including those discussed above, have a material impact on the Company’s financial statements.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securityholders during the three months ended December 31, 2007 (the fourth quarter of the fiscal period covered by this report).

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Bid and ask quotations for Siena common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for Siena shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2007, as reported by the Bloomberg Financial Network, are as follows:

Quarter Ended	High Bid	Low Bid
March 31, 2006	$0.65	$0.40
June 30, 2006	$0.65	$0.28
September 30, 2006	$0.50	$0.20
December 31, 2006	$0.45	$0.22
March 31, 2007	$0.35	$0.17
June 30, 2007	$0.18	$0.05
September 30, 2007	$0.09	$0.03
December 31, 2007	$0.09	$0.01

NUMBER OF SHAREHOLDERS

As of April 14, 2008, we had approximately 1,040 shareholders of record.

DIVIDEND POLICY

The Company has not paid any dividends since inception and presently anticipate that all earnings, if any, will be retained for development of its business. Siena does not expect to declaure dividends on the shares of its common stock in the foreseeable future. Any future dividends will be subject to the discretion of the Siena Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.

Equity Compensation Plan Information

The following table gives information about Siena common stock that may be issued upon the exercise of options, warrants and rights under  existing equity compensation plans (including individual compensation arrangements) as of December 31, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity Compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,760,000	$.45	2,190,000
Equity compensation plans not approved by security holders	3,555,000	$.10	0
Total	7,315,000	$.28	2,190,000

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The discussion and financial statements contained herein are for the three and twelve months ended December 31, 2007 and December 31, 2006. The following discussion should be read in conjunction with our financial statements and notes included herewith.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The Company generally uses words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on its sales and marketing efforts, referrals and existing relationships, itsfinancing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section below. Although the Company believes the expectations expressed in the forward-looking statements included in this Form 10-KSB are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause its actual results to differ materially from those expressed in any forward-looking statements. The Company cannot assure that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for Siena or affect Siena, its business or operations in the way expected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in its expectations, except as required by law.

EFFECT OF DISCONTINUANCE OF NIC AND COM OPERATIONS ON PRESENTATION

Siena acquired Kelley on September 22, 2005. With the acquisition of Kelley, Siena acquired in excess of 60 contracts with over 50 customers. Subsequent to the acquisition of Kelley, management decided to relocate the business from California to Nevada and to focus on Kelley’s operation. As a result, the operations of NIC and COM were wound down and the financial results of their operations were reclassified into Loss from Discontinued Operations in the accompanying financial statements.

After the discontinuance of NIC and COM, the only operating subsidiary is Kelley. Because Siena reclassified the financial results of NIC and COM into Loss from Discontinued Operations Siena consolidated financial statements and this Management’s Discussion and Analysis or Plan of Operation only reflect the results of our operations and the results of operations of Kelley for the year ended December 31, 2006. Since Siena acquired Kelly on September 22, 2005, the financial statements for the year ended December 31, 2005 only include three months and eight days of Kelley’s operations (from September 22, 2005, the date it acquired Kelley, through December 31, 2005). The comparisons in this Management’s Discussion and Analysis or Plan of Operation should be read with these facts in mind.

DIVESTITURE OF THE ASSETS OF KELLEY COMMUNICATION

On March 17, 2008, the Board of Directors, believing it to be in the best interests of the Company and its shareholders, approved the sale of the assets (the “Asset Sale”) of the Company’s wholly owned subsidiary, Kelley Communication Company, Inc., a Nevada corporation (“Kelley Communication”) pursuant to the terms of a certain Asset Purchase Agreement by and among our Company, Kelley Communication, Mr. James Michael Kelley, and Kelley II, LLC, a newly formed Nevada limited liability company (“Kelley II”).

Mr. Kelley owns 100% of the limited liability company membership interests of Kelley II, and is its sole managing member.  Additionally, he may be deemed to be the beneficial owner of approximately 13,816,577 shares of Siena’s capital stock owned by Kelley II (the “Kelley Shares”).  He is also a former director, who served on our Board from September 22, 2005 until January 2008. Mr. Kelley transferred the Kelley Shares to Kelley II for purposes of consummating the transactions contemplated by the Asset Purchase Agreement.

On April 7, 2008, we entered into the Asset Purchase Agreement with Mr. Kelley, Kelley II and Kelley Communication, pursuant to which we have agreed to sell certain of Kelley Communication’s assets to Kelley II.

Such tangible and intangible assets of Kelley Communication, include, but are not limited to, all equipment, all rights of the Kelly Communication against vendors, all customer lists, files and related information, all inventory, all rights of the Kelly Communication under certain contracts, all permits, all intellectual property of Kelly Communication, including trademarks, service marks, trade names, domain names, web sites, phone, fax and email addresses, all rights or choses in action following the closing of the acquisition related to Kelly Communication’s business, all books and records, all computer software, hardware, data rights and documentation, all cash and cash equivalents, and all goodwill related to these assets.   A complete description of the assets sold is set forth in the Asset Purchase Agreement.

In exchange for the sale of the assets, Kelley II assumed certain liabilities of Kelley Communication, which include, but are not limited to, the liabilities, if any, relating to the Obligations and Liabilities (each as defined in the Asset Purchase Agreement) of Kelly Communication and Siena with respect to the sale of Tuscany Services, LLC, with respect to that certain Settlement Agreement dated January 31, 2007, by and between Kelly Communication, Kelley Technologies, LLC, Michael Kelley, Siena, Lisa Cox, individually and as Special Administratrix of the Estate of Stephen L. Cox, and with respect to that certain Confession of Judgment entered into by the District Court, Clark County, Nevada, dated December 1, 2007, in favor of Technology In Practice, LLC against Kelly Communication. A complete description of the liabilities assumed is set forth in the Asset Purchase Agreement.

Additionally, in exchange for the acquired assets, Kelley II assigned and transferred to Siena all of the Kelley Shares.

The closing of the transaction is expected to occur on or about May 15, 2008, and is subject to the satisfaction of certain closing conditions, including but not limited to approval of the transaction by the holders of a majority of the issued and outstanding common stock of Siena. Upon effectiveness of the divestiture as contemplated by the Asset Purchase Agreement, the Company will have virtually no assets and may be deemed to be a shell company as deferred in Rule 12b-2 of the Exchange Act.

Revenue Recognition

Revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from design, fabrication of racked equipment, project management and delivery generated by Kelley, and installations, cabling, are recognized using the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

Generally, The Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations.

The Company estimates the likelihood of customer payment based principally on a customer’s credit history and our general credit experience. To the extent the estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Accounts Receivable and Allowance for Doubtful Accounts

Siena maintains allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Siena’s customers were to deteriorate, the actual losses may exceed estimates, and additional allowances would be required.

Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets. As required by SFAS 142, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because Siena has one reporting segment under SFAS 142, Siena utilizes the entity-wide approach to assess goodwill for impairment and compare our market value to its net book value to determine if an impairment exists. These impairment tests have resulted in management’s decision to record an impairment loss of approximately $7,344,216 as of December 31, 2007.  Siena no longer carries any goodwill on the balance sheet due to the deteriorated business operations of Kelley.

Stock Based Compensation

Siena has historically accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

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

Going Concern

Siena audited financial statements for the fiscal year ended December 31, 2007, reflect an accumulated deficit of ($40,734,405) and a net loss of ($8,404,478). These conditions raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not acquire sufficient additional funding or alternative sources of capital to meet working capital needs. Without such external funding, the Company would have to materially curtail our operations and plans for expansion.

Cash and Cash Equivalents

Siena considers all highly liquid debt instruments, purchased with an original maturity at date of purchase of three months or less, to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office furniture and equipment (3 to7 years), and tenant improvements (life of the lease-approximately 60 months).

Inventory

Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at years end. Siena generally does not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. The Company  has reviewed our inventory for obsolescence on a quarterly basis since operations began.  The Company believes the inventory is fairly valued as of December 31, 2007.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2007 and 2006,  notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Accounting for Impairments in Long Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company periodically evaluates the carrying value and the economic useful life of our long-lived assets based on our operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. As of December 31, 2006, the Company reviewed its investment in Tuscany Broadband for a possible impairment of its assets.  The Company determined an impairment loss existed, and recorded an impairment loss of  $477,295 as of December 31, 2006

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include estimates that are required to be made in reporting revenue recognition (specifically, related to the estimated gross margins on long term construction contracts), the provision for the uncollectible accounts receivable, analysis of the value of goodwill, the issuance of derivative financial instruments such as convertible debt, stock options and warrants, the issuance of common stock for services, the deferred tax asset valuation allowance, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all of common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to our net losses.

The significant components of common stock equivalents are our convertible debentures and warrants, which have all been retired effective June 30, 2006, and issuance of stock options.

Stock options, which would have had an anti-dilutive effect on the net loss per common share once exercised, to purchase 1,742,500 and 3,685,000 shares of common stock remained outstanding as of December 31, 2007 and 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on our price per common share as quoted on the OTC bulletin board on the date of conversion. Since management cannot determine the price per common share of its common stock in the future, management does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, management cannot accurately determine the number of common shares which could be exchanged by the Company that are related to the convertible debentures as of December 31, 2006. Effective June 30, 2006, all convertible debentures were retired.

Warrants, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 23,942,145 and 16,710,895 shares of common stock remained outstanding as of December 31, 2007 and 2006, respectively, at strike prices that vary from $0.01 to $0.79 and $0.01 to $0.88 per share, respectively.

Certain debts which were restructured by the Company during 2007 and 2006, remained outstanding as of December 31, 2007 and 2006, respectively.  These debts carry certain provisions allowing for the lenders, namely Dutchess, to void the restructuring transactions in the event of default by the Company.  In the event of default and the removal of the restructured terms of the debts, the debts would become convertible at the lender's option at any time, at a conversion price which would be approximately 75% of the fair market value of the Company's common stock.  The Company currently estimates the shares these debts would potentially be convertible into would be approximately 731,000,000 shares of the Company's common stock using the fair market value of the Company's common stock as of December 31, 2007.  There are other restrictions within the terms of the agreements with these lenders which might limit the amount of shares the debts were convertible into, in this scenario, but the Company cannot be sure those terms would limit a conversion into a significant number of shares of the Company's common stock.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2007 AS COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2006.

NET REVENUES

Net revenues for the year ended December 31, 2007 were $7,327,845 compared to $18,758,496 for the year ended December 31, 2006. The decrease by approximately 61% in revenues for this year when compared to last year is due to the conclusion of Station Casino’s Red Rock project which was only partially offset by initial work on the Station Casino’s Aliente project in 2007, difficult commercial market conditions in the company’s primary market (Las Vegas, Nevada) leading to cancellations and postponements of key projects, and cash constraints leading to difficulty securing necessary product from suppliers.  Finally, given these cash constraints and the deteriorating commercial construction market in 2007, Siena’s sales effort was not expanded.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2007 were $5,554,113 compared to $14,684,296 for the year ended December 31, 2006. The decrease by 62% in the cost of goods sold for this period when compared to the same period in 2006 is essentially in line with the overall reduction in the company’s revenues.

GROSS PROFITS

Gross profits for the year ended December 31, 2007 were $1,773,732 or 24% compared to $4,074,200 or 21.7% for the year ended December 31, 2006. The increase in gross margin is attributable to management’s decision in the first half of 2007 to focus on improved contract pricing, negotiated more favorable vendor terms, and enhanced efficiencies in operating procedures related to servicing and delivering on customer contracts.  However, given the downturn in the commercial construction market during the second half of 2007, as well as company cash constraint and payment difficulties, the company was unable to continue receiving the best price terms with its suppliers and therefore witnessed gross margin decline to 12% of revenues during the final quarter of the year.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2007 were $5,034,943 compared to $5,020,936 for the year ended December 31, 2006. Operations in 2007 were comparable with 2006. However, salaries increased $296,122 due to severance costs incurred upon the departure of the company’s former CEO and CFO.

OTHER INCOME (EXPENSE)

Other income (expense) for the year ended December 31, 2007 was $(5,143,267) compared to $1,018,411 for the year ended December 31, 2006. The increase in other expenses in 2007 is primarily due to impairment of goodwill related to the Kelley acquisition in 2005 in the amount of $7,344,216 for the year ended December 31, 2007, compared to $0 for the year ended December 31, 2006, gain on debt restructuring of $1,229,954 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006.  The remainder of the change in other income is primarily due to a decrease in interest expense from $3,114,725 for the twelve months ended December 31, 2006 to $580,654 for the twelve months ended December 31, 2007, which was a result of the debt restructurings that were completed in the second and fourth quarters of 2006.  The decrease in interest expense was partially offset by gain on the change in fair value of derivative liabilities of $2,894,166 for the twelve months ended December 31, 2007, compared to $4,262,043 for the twelve months ended December 31, 2006, primarily as a result of a continued decrease in the price of our common stock, a net loss on the disposition of assets of $45,113.

NET (LOSS) INCOME

Net loss for the year ended December 31, 2007 was ($8,404,478) compared to ($589,818) for the year ended December 31, 2006. The increase in net loss is attributable to a substantial decrease in revenues and gross profits from $18,758,496 and $4,074,200, respectively, for the year ended December 31, 2006 to $7,327,845 and $1,773,732 respectively for the year ended December 31, 2007, coupled with a $264,532 increase in operating expenses and a significant increase in other expenses of $6,161,678 related predominately to goodwill impairment related to the Kelley subsidiary.

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss for the year ended December 31, 2007 was ($0.20) compared to ($0.01) for the year ended December 31, 2006, as restated due to an increase in our net loss, as described above, coupled with an increase in our weighted average shares outstanding to 41,599,576 for the year ended December 31, 2007 from 40,211,064 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our Current Assets were $2,678,733 and Current Liabilities were $4,092,467. Cash and cash equivalents were $377,794. Our total Stockholders’ Deficit at December 31, 2007 was ($11,086,542). The Company had a net usage of cash from operating activities for the years ended December 31, 2007 and 2006 of ($2,813,278) and ($1,703,781) respectively. The Company had proceeds and usage of cash from investing activities for the years ended December 31, 2007 and 2006, of $761,972 and ($1,067,853), respectively. The Company had net cash provided by financing activities of $2,363,505 and $3,330,514 for the years ended December 31, 2007 and 2006, respectively.

FINANCING ACTIVITIES

On October 24, 2007, May 29, 2007, June 19, 2007, June 25, 2007 and July 2, 2007, Siena entered into factoring and security agreements to sell, transfer and assign certain accounts receivable to Dutchess in the amounts of $275,000, $725,000, $214,000, $483,000 and $215,000, respectively. Dutchess is able to, in its sole discretion, purchase any specific account. All accounts receivable are sold with recourse. All assets including accounts receivable, inventories, equipment and promissory notes are pledged as collateral under these agreements. The difference between the face amount of each purchased account and the amount advanced on the purchased account is reserved and released after deductions for discounts and charge backs. In addition, Dutchess charged finance fees in connection with these transactions.  The Company incurred financing fees of $15,000 in connection with each of the factoring transactions with Dutchess in 2007.   As of December 31, 2007, the Company had satisfied all payments due to Dutchess as a result of these transactions.

On July 17, 2007, Siena and Kelley entered into an Agreement with Dutchess providing for additional funding from Dutchess in the amount of $2,000,000, which shall be added to the outstanding principal amount of the Note and modified to reflect all appropriate increases in the Company’s monthly payments to Dutchess.  The balance on the Note subsequent to this additional financing totaled $8,384,726, due January 1, 2012, and bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company.  In addition, as an incentive to enter into this transaction, Dutchess was issued a five year warrant to purchase 3,000,000 shares of the Company’s common stock at four cents ($0.04) per share. The warrant agreement provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the warrant agreement on or before one year from the date of issuance of the aforementioned warrant.  The Company also entered into a Negative Pledge, providing that the Company will not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property stated in the Amended Security Agreement.  In connection with the Agreement, the Company paid Dutchess closing costs of $50,000.

On July 11, 2007, Siena issued Dutchess a promissory note in the face amount of $190,000 for gross proceeds of $180,000. The promissory note is non-interest bearing and matures on July 25, 2007.  The Company is required to repay the promissory note from the proceeds of a proposed subsequent financing with Dutchess of approximately $2 million, which was eventually completed on July 17, 2007. In connection with the promissory note, the Company incurred closing costs of $5,000.

On March 2, 2007, the Company refinanced the B of N Note and entered into a note payable agreement with Bank of Nevada in the amount of $1,090,807, carrying interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010.

On January 23, 2007, Siena issued 7,231,250 shares of common stock and issued 7,231,250 warrants to purchase our common stock at an exercise price of $.50 per share, in a private placement, generating $1,157,000 in gross proceeds. Siena paid a total of $35,000 in commissions in connection with this private placement to the licensed broker dealer, on the monies he was responsible for raising.

During the year ended December 31, 2006, Siena entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.

Upon the acquisition of Kelley, Siena entered into a note payable agreement with Bank of Nevada (“B of N Note”) dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 per month are payable through September 20, 2008. The balance of $0 and $640,807 remained outstanding as of December 31, 2007 and 2006, respectively.

Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to Michael Kelley, the former sole shareholder of Kelley Communications Company.   The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007.  The balance of $533,609 and $152,816, remained outstanding as of December 31, 2007 and 2006, respectivrely, all of which was current. The Company has defaulted on the October 7, 2005 note payable.  Michael Kelley is a significant shareholder of the Company and has waived all default terms under the October 7, 2005 note payable.  The Company currently considers the debts owed to Michael Kelley as unsecured debt carrying an interest rate of 6.00%.  Repayment terms are unscheduled.

Upon the acquisition of Kelley, Siena assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006. The balance of $8,218 and $16,300 remained outstanding as of September 30, 2007.

Effective June 30, 2006, Siena entered into an Amended and Restated Promissory Note with Robert Unger, an unaffiliated individual, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amount as amended is $317,500, and bears interests at 7% per annum. Siena is obligated to begin making payments on the promissory note in January 2007 and the promissory note is due in September 2008. Siena is obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, Siena entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby Siena removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable.

 The Amended and Restated Promissory Notes also provide:

•

if prior to our full payment and satisfaction of the Amended and Restated Promissory Notes, Siena borrows monies or raise capital from the sale of common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), Siena is obligated to pay to Mr. Unger 20% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Second Amendment and Restated Promissory Note with Robert Unger, increased this threshold to $4,000,000); and

•

if at any time during which the Amended and Restated Promissory Notes remain unpaid, Siena’s earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), Siena is obligated to pay to Mr. Unger 13% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.

Effective June 30, 2006, Siena entered into a Loan Restructure Agreement with Preston Capital Partners, LLC, the holder of convertible debentures in the aggregate amount of $375,000 with interest rates of 6% or 8% per annum, pursuant to which all convertible debentures were cancelled. In connection with the Loan Restructure Agreement, Siena issued Preston Capital Partners, LLC a promissory note in the principal amount of $375,000 with an interest rate of 7% per annum. Siena is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008. Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.

In the event of a default on the new promissory note, Preston has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of common stock.

COMMITMENTS

Operating Lease

On April 1, 2003, the Company entered into a lease agreement with RMS Limited Partnership, for office and warehouse space located at 5625 South Arville Street, Las Vegas, Nevada. The lease term is for 66 months and ends on September 30, 2008. Rent expense for the years ended December 31, 2007 and 2006 amounted to approximately $173,000 and 186,000.  Kelley is obligated to pay rent amounts as follows:

For the year ended:
December 31, 2008	$90,000

Kelley may extend the lease for two additional terms of three years from October 1, 2008 to September 30, 2011 and from October 1, 2011 to September 30, 2014, at a 4% annual increase in rent.

Reseller Agreement

The Company is obligated to pay $120,000 at $10,000 per month, for the years ended December 31, 2007, through December 31, 2010 related to an exclusive five year reseller agreement with Simplikate, a software company, dated December 30, 2005.

Payroll Tax Liability

Payroll tax liabilities of $119,142 and $239,142 are payable as of December 31, 2007 and 2006, respectively These liabilities arose at NIC and COM during 2004 and 2003, respectively. The Company has remained current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by us whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full.

Tuscany

On November 19, 2007 and on April 9, 2007, respectively, Kelley sold 50% ownership interests in Tuscany such that the sale on November 19, 2007 resulted in Kelley’s full divestiture of Tuscany.  As of November 19, 2007, Kelley had no remaining commitments under previous Tuscany investment or joint venture agreements.

On December 14, 2006, the Company entered into an exclusive contract with a financial advisor for financial advisory services, including support in efforts to sell our interests in a certain broadband services system in the residential community of Tuscany Residential Village located in Henderson, Nevada (“Tuscany”). The initial term is for six months and Siena has agreed to pay a commission of 5% with respect to any financing transaction and 4% with respect to the sale of Tuscany. Siena paid $15,000 in commissions related to the sale of its interests in Tuscany in 2007.

Litigation

In March 2006, Lisa Cox sued the Company, Kelley, Michael Kelley, personally, claiming damages related to promises she alleges were made to her husband, prior to her husband’s death. The alleged promises made resulted from business transactions with Kelley and/or its affiliates and/or subsidiaries, prior to our acquisition of Kelley. The suit was filed in Clark County, Nevada. This suit was settled on February 26, 2007, (effective January 31, 2007) whereby the company agreed to pay $90,000 to Mrs. Cox and to issue 280,000 restricted shares of common stock to her as well. Siena paid $30,000 to Mrs. Cox at settlement and the Company is obligated to pay her $15,000 per year for the next four years on January 31, 2008, 2009, 2010 and 2011. Siena issued 280,000 restricted shares of our common stock on February 26, 2007. The shares are restricted as follows: 100,000 shares are restricted for 12 months. The restrictions on the remaining 180,000 shares are removed in 15,000 share increments on a monthly basis during months 13 to 24 from settlement.

On April 25, 2007, Siena received a summons and were sued by a company to pay them certain amounts of the profits Siena may generate in the future related to our contracts that the Company is currently performing on related to the One Las Vegas project. That company is claiming that Siena entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. Siena filed an Answer and Affirmative Defenses on behalf of Kelley on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and Siena subsequently filed an opposition; however, the Company received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. On December 1, 2007, this issue was resolved through mediation.  Kelley has agreed to pay Main Advantage Services a total of $80,000 in 40 consecutive monthly installments of $2,000 per month.

MATERIAL TRENDS AND UNCERTAINITIES

Since the acquisition of Kelley in September 2005, Siena provides services primarily to the gaming and MDU industries. Siena typically works with developers who put the building project together. Siean also works with architects who oversee the primary design of the project. These individuals will subcontract out specific projects to us as part of an overall building plan.

While the majority of projects are in Las Vegas, Kelley works with customers in the gaming and luxury residential industries outside of Las Vegas including Atlantic City, New Jersey, Oklahoma, Colorado, California, Texas and the Caribbean.

During 2006, Kelley provided services to Red Rock Hotel Casino Resort and Spa (“Red Rock”), Green Valley Ranch, Santa Fe Station and Fiesta Station, all of which are owned in whole or in part by Station Casinos, Inc. and all are located in Las Vegas, Nevada. The contracts with Stations Casinos accounted for approximately $12.5 million, or approximately 67.6%, of our net revenues for the year ended December 31, 2006.

The Company believes the Red Rock project was important not only for the revenues it generated but also as a platform to showcase Kelley’s unique experience in developing systems for the gaming industry. As part of the Red Rock project, Kelley developed a proprietary, Patent-Pending Race and Sports Book technology platform. This platform includes three side-by-side jumbo screens that are each 18 by 32 feet. Each of the screens can be divided into ten configurations to display horse races, sporting events and Station Casinos odds. Additionally, there are 213 seats each with TV monitors. The Company believes this project set a new standard for casinos and will further establish its reputation in the industry, as evidenced by contracts and delivery on three additional Race and Sports Book technology platforms during 2006 and contracts to design two additional Race & Sports Book technology platforms in 2007.

During 2007, Kelley was contracted by Station Casinos to design two additional Race and Sports Book technology platforms for the planned construction of Aliente Station Casino and Resort and Durango Station Casino and Resort.  New construction at these two locations is scheduled during 2008. Kelley generates a substantial amount of its revenues from a relationship with Stations Casinos, Inc., which accounted for approximately 28% of 2007 revenues.  If this relationship were to end, Kelley’s net revenues, cash flows and net income would likely decrease in at least the short-term.  During 2007, Kelley also provided services to the Miracle Mile mall located on the Las Vegas strip, in the approximate amount of $1.2 million as well as other larger projects in excess of $400,000 including Friedmutter, Houston Mosaic, and Palms Casino.  In addition, Kelley continued its design work in a number of well recognized projects including Hard Rock remodel design, the Mirage Spa, Cosmo design, Louis Restaurant design and build, and the Sahara Hotel. The design contribution to 2007 revenues totaled $812,220.

RISK FACTORS

An investment in Siena common stock involves a high degree of risk. One should carefully consider the following risk factors, other information included in this prospectus and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and one may lose some or all of ones investment.

RISKS ABOUT OUR BUSINESS

THE COMPANY HAS A SIGNIFICANT CASH FLOW SHORTAGE.

Considering the current cash on hand, accounts receivable, accounts payable, debt service and other commitments, and the current cash usage rate, the Company expects to have sufficient cash flow to fund our operations through December 31, 2007, at which point, the Company will have to substantially reduce operations and may have to seek protection in the bankruptcy court. The Company can give you no assurances that it will be able to obtain additional financing on terms that are reasonable or at all.

INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION.

Audited financial statements for the fiscal year ended December 31, 2007, reflect a net loss of ($8,404,478). These conditions raised substantial doubt about the Company’s ability to continue as a going concern. If Siena does not acquire sufficient additional funding or alternative sources of capital to meet working capital, Siena may have to substantially curtail our operations and growth plans.

THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR ABILITY TO MAINTAIN OR GROW OUR OPERATIONS.

As of December 31, 2007, Siena had $4,092,467 in current liabilities. As a result of the level of debt and the terms of the debt instruments:

•

Siena’s vulnerability to adverse general economic conditions is heightened;

•

Siena will be required to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•

Siena is and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•

Siena’s flexibility in planning for, or reacting to, changes in its business and industry will be limited; and

•

Siena’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Siena’s ability to pay principal and interest on indebtedness and to satisfy other debt obligations will partly depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company’s control. If Siena is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. Siena may not be able to affect any of these remedies on satisfactory terms, or at all.

SIENA NEEDS ADDITIONAL CAPITAL FOR BUSINESS OPERATIONS AND MAY NOT BE ABLE TO FIND SUCH CAPITAL ON FAVORABLE TERMS.

As a result of the decrease in sales over the past four quarters, and some of the contracts entered into by Kelley prior to the acquisition that generated gross margins that were not sufficient to cover operating costs.  The Company has been and will likely to continue to experience cash flow shortages. Therefore, the Company is in need of additional capital to fund existing operations. Such financing may not be available, and/or may not be available on terms acceptable to us.

Additionally, the Company may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. Historically, the Company has operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess Capital Management LLC, our largest lender. Without such external funding, the Company  would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that the Companywill be successful in our efforts.

IF WE DEFAULT ON CERTAIN OF OUR OUTSTAINDING DEBT, OUR SHAREHOLDERS COULD EXPERIENCE SIGNIFICANT DILUTION.

In August of 2006, the Company restructured certain of our outstanding debt with Dutchess, Preston, James Michael Kelley and Robert Unger (the “Debt Restructuring”). In connection with the Debt Restructuring, the Company  entered into a Loan Restructure Agreement with Dutchess and an Amended and Restated Promissory Note with each of James Michael Kelley and Robert Unger. Effective December 31, 2006, the Company further restructured our debt with Dutchess and Robert Unger. As part of the Debt Restructuring, outstanding warrants to purchase an aggregate of 5,954,000 shares of our common stock were cancelled. If the Company defaults under the terms of our agreement with Dutchess, James Michael Kelley or Robert Unger, the other party to such agreement has the right to reinstate the previous terms of our loans with that party prior to the Debt Restructuring. Therefore, if the Company defaults under the terms of our Debt Restructuring agreements with Dutchess, James Michael Kelley or Robert Unger, the 5,954,000 warrants that were cancelled will be reissued, which, if exercised could cause substantial dilution to our other shareholders.

Additionally, our Loan Restructure Agreement with Dutchess and our Loan Restructure Agreement with Preston cancelled an aggregate of $7,675,000 face amount of convertible debentures that had been issued to Dutchess and Preston. If the Company defaults under the terms of these Debt Restructuring agreements, the other party to such agreement has the right to reinstate the terms of our loans with that party prior to the Debt Restructuring. Therefore, if the Company defaults under our Debt Restructuring agreements with Dutchess or Preston, the convertible debentures could be reissued. The convertible debentures are convertible into shares of our common stock at the lesser of (i) our 75% of our lowest closing bid price during the fifteen (15) trading days prior to the conversion date, or (ii) 100% of the average of the closing bid prices for the twenty (20) trading days prior to the conversion date.

THE COMPANY DEPENDS ON OUR KEY PERSONNEL AND IF THOSE PERSONNEL LEAVE THE COMPANY, OUR BUSINESS MAY BE HARMED.

Until the Divestiture described herein is completed, the Company is almost totally dependent upon Michael Kelley as our principal operating officer. In addition, the Company is dependent upon Robert Schiffman and H Waldman as our Senior Vice Presidents. While the Company has an employment agreement with Mssrs. Kelley, Schiffman and Waldman, it does not obligate them to remain as officers. The Company does not maintain insurance on the lives of our officers, directors or key employees; the loss of their services would have a material adverse effect on our business. The Company elects its directors each year and while the Company expects to reelect its directors currently on the Board, its directors are not obligated to continue in their positions.

Competition for talented personnel is intense, and the Company may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than the Company currently anticipates. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR INDUSTRY HAS RAPIDLY CHANGING TECHNOLOGY AND, IF THE COMPANY DOES NOT STAY CURRENT, IT MAY LOSE CUSTOMERS AND ITS BUSINESS WILL BE HARMED.

The smart building and smart home technology businesses involve a broad range of rapidly changing technologies. Our technologies may not remain competitive over time, and others may develop technologies that are superior to ours which may render our products non-competitive. Our business may depend on trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. Our confidentiality agreements on which the Company relies may not provide meaningful protection of any trade secrets on which the Company may depend for success, or provide adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

Policing unauthorized use of our proprietary rights is inherently difficult, and the Company may not be able to determine the existence or extent of any unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the Company cannot be certain that the steps it takes to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

RISKS ABOUT OUR STOCK

SIENA GROSS MARGINS AND OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FOR THE FORESEEABLE FUTURE, WHICH MAY AFFECT THE STOCK PRICE.

Gross margins and quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter. Operating expenses are based on expected future revenues and are relatively fixed in the short term. If revenues and/or gross margins are lower than expected, results of operations could be adversely affected. Many factors can cause financial results to fluctuate, some of which are outside of the Company’s control. Quarter-to-quarter comparisons of gross margins and operating results may not be meaningful and you should not rely upon them as an indication of the Company’s future performance. In addition, during certain future periods gross margins and/or operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of Siena common stock likely would decline.

SIENA’S COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES AS PROMULGATED UNDER THE EXCHANGE ACT WHICH MAKES IT MORE DIFFICULT TO SELL STOCK IN SIENA.

Siena stock is a “penny stock” under the Securities Exchange Act of 1934, as amended. Any broker engaging in a transaction in common stock will be required to provide our customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of stock held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of Siena common stock to sell their shares.

SIENA FINANCIAL STATEMENTS DO NOT MEET THE SEC’S REQUIREMENTS, WHICH LIMITS SIENA’S ABILITY TO HAVE AN EFFECTIVE REGISTRATION STATEMENT WITH THE SEC.

Pursuant to SEC rules and regulations, the Company was required to file audited financial statements for Kelley for the years ended December 31, 2004 and 2003 and unaudited financial statements for the six months ended June 30, 2005. Those audits of Kelley are not yet completed and, as such, the financial statements in our Form 10-KSB for the year ended December 31, 2005 are incomplete. The Company will be unable to have a registration statement declared effective with the SEC until such time as our financial statements once again comply with SEC rules and regulations. Those audits of Kelley are in progress; however, the Company is unable to say when, or if, it will ever be completed. As a result, the Company may be unable to register the shares of our common stock and holders of that stock will have to sell it pursuant to an exemption from registration under the Act, which may or may not be available.

ITEM 7.

FINANCIAL STATEMENTS.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Siena Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Siena Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for  the years  ended December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siena Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the company has changed its accounting policy resulting in adjustments to the Company’s accounting for convertible debentures and warrants issued to investors, as of December 31, 2006. Accordingly, the 2006 financial statements have been restated to reflect these accounting changes.

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

/s/ Jaspers + Hall,
PC Denver, Colorado
April 18, 2008

  ITEM 7.

FINANCIAL STATEMENTS.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS:
CURRENT ASSETS:
Cash	$377,794	$7,808
Accounts Receivable, Net of Allowance for Doubtful Accounts of $18,881 ($15,902 at 2006)	1,207,544	1,388,169
Inventories	552,820	511,817
Costs in Excess of Billings	350,377	590,484
Current Assets of Discontinued Operations (Note 10)	—	41,981
Prepaid Expenses and Other Current Assets	190,199	22,152
Total Current Assets	2,678,734	2,562,411
Fixed Assets, Net of Accumulated Depreciation of $664,351 ($641,611 at 2006) (Note 5)	167,660	250,687
OTHER ASSETS:
Goodwill (Note 2)	-	7,344,216
Patents	5,679	5,679
Assets Held for Sale (Note 4)	—	771,325
Total Other Assets	5,679	8,121,220
TOTAL ASSETS	$2,852,073	$10,934,318
LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$294,572	$606,089
Accounts Payable and accrued expenses	1,580,016	1,937,463
Billings in Excess of Costs	1,412,900	924,963
Accrued Settlements	39,000	-
Current Liabilities of Discontinued Operations (Note 10)	194,360	391,836
Current Portion of Notes Payable (Note 8)	29,886	36,264
Current Portion of Related Party Notes Payable (Note 8)	533,609	303,303
Fair Market Value of Derivative Liabilities (Note 7)	8,124	1,827,108
Total Current Liabilities	4,092,467	6,027,026
NONCURRENT LIABILITIES
Notes Payable (Note 8)	1,324,577	1,215,797
Related Party Notes Payable (Note 8)	8,422,570	6,665,816
Litigation Settlement Obligation	99,000	—
Total NonCurrent Liabilities	9,846,147	7,881,613
TOTAL LIABILITIES	13,936,614	13,908,639
COMMITMENTS & CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 and 34,125,937 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	42,163	34,126
Additional Paid-in Capital	29,605,537	29,204,486
Shares to be Issued	163	116,994
Accumulated Deficit	(40,734,405)	(32,329,927)
Total Stockholders’ Deficit	(11,086,542)	(2,974,321)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,852,073	$10,934,318

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2007	2006
REVENUE
Sales	$7,327,845	$18,758,496
Cost of Goods Sold	5,554,113	14,684,296

GROSS PROFIT	1,773,732	4,074,200
OPERATING EXPENSES
Investor Relations	182,482	209,157
Stock Option Expense	205,439	0
Salaries	2,684,844	2,388,722
Other Operating Expenses	1,962,178	2,172,532

Total Operating Expenses	5,034,943	5,020,936

LOSS FROM CONTINUING OPERATIONS	(3,261,211)	(946,736)

OTHER INCOME (EXPENSE)
Goodwill Impairment	(7,344,216)	—
Interest Expense	(580,654)	(3,114,725)
Gain on Debt Restructuring	—	1,229,954
Litigation Settlement	—	(108,900)
Impairment of Assets Held for Sale	(22,301)	(477,295)
Tuscany Services Operating Losses	(45,149)	-
Change in Fair Value of Derivatives	2,894,166	4,262,043
Loss on Disposition of Assets	(45,113)	(522,141)

Total Other Income (Expense)	(5,143,267)	1,268,936
LOSS FROM DISCONTINUED OPERATIONS	—	(912,018)

Net Loss	$(8,404,478)	$(589,818)

Basic and Diluted Loss Per Common Share	$(0.20)	$(0.01)

Weighted Average Shares Outstanding	41,599,576	40,211,064

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STOCKHOLDERS’ DEFICIT

			Additional	Shares	Shares
	Common Stock		Paid-In	To Be	To Be	Accumulated
	# of Shares	Amount	Capital	Issued	Returned	Deficit	Total
Balance — December 31, 2004	23,483,873	$23,484	$7,617,181	$116,249	$—	$(9,634,545)	$(1,877,631)
To adjust opening balances related to conversion and warrant derivative liabilities prior to January 1, 2005	—	—	5,771,289	—	—	(10,582,776)	(4,811,487)

Balance as restated — January 1, 2005	23,483,873	23,484	13,388,470	116,249	—	(20,217,321)	(6,689,118)
Warrant Issuance, Executive Compensation	—	—	6,476,085	—	—	—	6,476,085
Issuance of Stock for Services	560,000	560	372,528	—	—	—	373,088
Issuance of Stock for Cash	1,460,692	1,461	941,990	—	—	—	943,451
Issuance of Stock, COM Acquisition	—	—	199,891	109	—	—	200,000
Issuance of Stock, Kelley Acquisition	14,016,577	14,016	10,218,085	—	—	—	10,232,101
Issuance of Stock, Spectrum Acquisition	18,567,639	18,568	—	—	(18,568)	—	—
Conversion of Debenture	18,939	19	64,981	—	—	—	65,000
Write off Fair Market Value of Derivative Liability on Conversion	—	—	18,719	—	—	—	18,719
Rescinding of Stock, CEO	(7,887,482)	(7,887)	7,887	—	—	—	—
Rescinding of Stock, Majority Investor	(685,517)	(686)	(529,904)	—	—	—	(530,590)
Net Loss, As Restated	—	—	—	—	—	(11,522,788)	(11,522,788)

Balance — December 31, 2005	49,534,721	49,535	31,158,732	116,358	(18,568)	(31,740,109)	(434,052)
Issuance of Stock, Del Mar Acquisition	300,000	300	139,500	—	—	—	139,800
Issuance of Stock, COM Acquisition	108,993	109	—	(109)	—	—	—
Stock Exchanged for Warrants	(2,879,645)	(2,880)	(1,494,536)	—	—	—	(1,497,416)
Stock Issued for Services	560,023	560	214,565	—	—	—	215,125
Conversion of Debentures	434,484	435	153,348	—	—	—	153,783
Write off of Fair Market Value of Derivative Liabilities at Conversion	—	—	48,991	—	—	—	48,991
Rescinding of Stock, Spectrum Acquisition	(18,567,639)	(18,568)	—	—	18,568	—	—
Debt Restructuring	—	—	(1,149,412)	—	—	—	(1,149,412)
Issuance of Stock and Warrants for Cash, Net of Costs	4,635,000	4,635	(135,847)	465			(130,747)
Litigation Settlement			18,620	280			18,900
Stock Based Compensation Expense			250,525				250,525
Net Loss	—	—	—	—	—	(589,818)	(589,818)

Balance — December 31, 2006	34,125,937	34,126	29,204,486	116,994	-	(32,329,927)	(2,974,321)
Stock Based Compensation Expense	-	-	205,439	-	-	-	205,439
Reclassification of Cancelled Share Issuances	-	-	116,248	(116,248)	-	-	-
Issuance of Stock and Warrants for Cash, Net of Costs	7,231,250	7,231	69,587	-	-	-	76,818
Stock Issued for Services	526,505	526	39,777	(303)	-	-	40,000
Issuance of Stock and Warrants for Cash, Net of Costs	-	-	(30,000)	-	-	-	(30,000)
Litigation Settlement	280,000	280	-	(280)	-	-	-
Net Loss	—	—	—	—	—	(8,404,478)	(8,404,478)

Balance — December 31, 2007	42,163,691	$42,163	$29,605,537	$163	$—	$(40,734,405)	$(11,086,542)

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2006
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(8,404,478)	$(589,818)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services, debt reduction and litigation settlements	30,000	159,260
Depreciation	96,055	121,635
Amortization of debt discount	-	669,079
Amortization of stock based compensation for services	-	346,078
Fair value adjustments of derivative liabilities	(2,894,166)	(4,262,043)
Fair value of conversion and warrant derivative liabilities in excess of proceeds	-	1,836,945
Bad debt expense	133,502	-
Goodwill impairment	7,344,216	-
Impairment of assets held for sale	-	477,295
Employee stock option expense	205,439	250,525
Accretion of notes payable balances	488,656	273,995
Gain on disposal of assets	(3,675)	(6,955)
Loss on write-off of inventory	-	529,096
Gain on debt restructuring	-	(1,229,954)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	47,123	(477,032)
Decrease (increase) in inventories	(41,003)	1,887,452
(Increase) decrease in costs in excess of billings	240,107	(357,706)
(Increase) decrease in prepaid expenses and other current assets	(126,066)	(19,854)
Decrease in security deposits	-	-
(Decrease) increase in accounts payable	(219,449)	(361,832)
(Increase) decrease in billings in excess of costs	487,937	(518,625)
Decrease in liabilities of discontinued operations, net	(197,476)	(431,322)
NET CASH USED IN OPERATING ACTIVITIES	(2,813,278)	(1,703,781)
CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(13,028)	(11,447)
Cash invested in assets held for sale	-	(1,053,227)
Cash paid for patent filing costs	-	(3,179)
Proceeds from sale of Tuscany	775,000	-
NET CASH USED IN INVESTING ACTIVITIES	761,972	(1,067,853)
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank loans	1,961,205	-
Payments of bank loans	(2,183,250)	(629,002)
Proceeds from officer advances	471,740	-
Payments on officer advances	(241,433)	-
Net proceeds from issuance of stock	1,132,000	599,073
Payments on related party notes payable	(921,902)	(205,837)
Payments of long-term debt	60,701	-
Proceeds from factor	1,912,000	4,560,000
Payments to factor	(1,912,000)	(4,560,000)
Proceeds from convertible debt, related party	-	2,803,712
Proceeds from long-term borrowing	2,196,000	-
Proceeds from note payable	67,633	(204,441)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,421,292	2,363,505
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	369,986	(408,129)
BEGINNING CASH & CASH EQUIVALENTS	7,808	415,937
LESS CASH & CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	-	-
ENDING CASH & CASH EQUIVALENTS	$377,794	$7,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$221,698	$292,049
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

OVERVIEW

On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has one wholly owned subsidiary, Kelley Communication Company, Inc. (“Kelley”).

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

At December 31, 2007, upon the completion of an impairment review of the Goodwill related to the acquisition of Kelley, management decided to write down goodwill by $7,344,216, resulting primarily from lower than expected gross margins and the continued significant cash flow challenges faced by Kelley. The Company had recorded a $3,700,000 impairment losss on the goodwill recorded for the Kelley acquisition in 2005 and therefore will no longer carry goodwill relating to Kelly as the Company is unable to support the opinion that operations and cashflow will improve at Kelly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Kelley. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of Network and COM, both of which are former subsidiaries of the Company have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements.

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

INVENTORY

Inventory consists of hardware, equipment and system networking materials that are primarily to be used for existing customer projects at quarter end. The Company does not buy or keep inventory on hand for stock. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method at Kelley. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and does not believe any obsolescence existed as of December 31, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their face value, due to the relatively short maturity of these instruments. As of December 31, 2007 and December 31, 2006, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

The following table sets forth the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods and amounts vested at December 31, 2007.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period
10/20/2005	972,500	0.79	535,000	437,500	23 months
3/30/2006	1,347,500	0.42	1,180,000	167,500	33 months
6/2/2006	600,000	0.41	0	600,000	33 months
8/8/2006	192,500	0.21	80,000	112,500	33 months
9/1/2006	350,000	0.42	0	350,000	33 months
9/21/2006	750,000	0.39	750,000	0	27 months
9/25/06 to 2/1/2007	200,000	0.27 to 0.42	125,000	75,000	33 months
Balance at December 31, 2007	4,412,500		2,670,000	1,742,500

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

With respect to the plan’s 401(k) feature, eligible employees may contribute from 1% to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Although the plan provides for a discretionary matching contribution by the Company, no matching contributions were made for the years ended December 31, 2007 and 2006.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($40,734,405), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps to improve its results of operations and financial condition, which include: (i) completed the discontinuance of operations of Network and COM, (ii)  completed a second restructuring of all of the Company’s outstanding debt with more cashflow-sensitive payment terms, (iii) reduced head count (iv) raised an additional $2 million  in promissory note advances (v)  sold our investment in Tuscany Broadband for proceeds of approximately $775,000.

NOTE 4 - TUSCANY BROADBAND

The Company had invested in an investment to design and build a cable television and internet system in order to provide such services to up to approximately 2,000 residential homeowners in a development in Henderson, Nevada called Tuscany.  At December 31, 2006, the Asset Held for Sale was comprised primarily of materials and labor costs incurred on the job site, net of the results of the operations to date. The operations through December 31, 2006 had consisted of minimal billings to the home owners association for customers who are receiving basic cable television service from the Company and billings to individual home owners for internet services provided to them by the Company, less the costs to provide such services and maintain the equipment. The initial installation, or Phase I, was completed on September 1, 2006 and Phase II (to provide expanded cable television services) was substantially completed in April of 2007. At December 31, 2006, the Company wrote the asset down by $477,295 to approximate its fair market value, based on the valuations discussed during the process of negotiating the April 9, 2007 purchase price received from the buyer.

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

On November 19, 2007, Kelley sold its remaining interest in Tuscany Services to MCS for $400,000 pursuant to which Kelley was relieved of all past, current and future liabilities associated with the Tuscany Services project.

The details of the sale of Kelley’s interests in Tuscany Services are listed below:

2007
Gross proceeds	$775,000
Adjusted cost basis	(771,325)
Net loss	$3,675

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2007	2006
Equipment	$224,241	$220,808
Furniture & Fixtures	174,352	173,105
Leasehold Improvements	69,257	69,257
Software	163,198	154,850
Vehicles	200,963	200,963
	832,011	818,983
Less: Accumulated depreciation and amortization	(664,351)	(568,296)
	$167,660	$250,687

Depreciation and amortization related to the assets listed above totaled $96,055 and $73,314 for the year ended December 31, 2007 and 2006, respectively.

NOTE 6 - PAYROLL TAX LIABILITY

Payroll tax liabilities of $119,142 and $239,142 were payable at December 31, 2007 and December 31, 2006, respectively. These liabilities arose at Network and COM during 2004 and 2003, respectively. The Company has been and remains current on all payroll tax liabilities since then. On July 27, 2006, the Internal Revenue Service approved a payment plan presented by the Company whereby the Company is obligated to pay $15,000 per month through May 2008 and $25,000 per month from May 2008 until the balance is paid in full. Interest and penalties will continue to accrue until the balance is paid in full. At December 31, 2007 and December 31, 2006, this liability has been included as Liabilities of Discontinued Operations in the Company’s accompanying consolidated balance sheets.

NOTE 7 - DERIVATIVE LIABILITIES

The fair market value of derivative liabilities consisted of the following:

	December 31, 2007	December 31, 2006
Derivative liability, warrants exchanged for common stock on March 10, 2006, initial value	$1,497,416	$1,497,416
Cumulative adjustments to record fair market value of derivative liability	(1,491,656)	(460,743)
Subtotal	5,760	1,036,673
Derivative liability, warrants related to private placement on November 13, 2006, initial value	729,820	729,820
Cumulative adjustments to record fair market value of derivative liability	(729,098)	60,615
Subtotal	722	790,435
Derivative liability, warrants related to private placement on January 23, 2007, initial value	1,045,182	-
Cumulative adjustment to record fair market value of derivative liability	(1,043,539)	-
Subtotal	1,643	-
Derivative liability, warrants related to Dutchess debt financing on July 17, 2007, initial value	30,000	-
Adjustment to record fair market value of derivative liability	(30,000)	-
Subtotal	-	-
Total	$8,124	$1,827,108

NOTE 8 - NOTES PAYABLE

On July 17, 2007, Siena and Kelley entered into an Agreement with Dutchess providing for additional funding from Dutchess in the amount of $2,000,000, which shall be added to the outstanding principal amount of the Note and modified to reflect all appropriate increases in the Company’s monthly payments to Dutchess.  The balance on the Note subsequent to this additional financing totaled $8,384,726, due January 1, 2012, and bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company.  In addition, as an incentive to enter into this transaction, Dutchess was issued a five year warrant to purchase 3,000,000 shares of the Company’s common stock at four cents ($0.04) per share. The warrant agreement provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the warrant agreement on or before one year from the date of issuance of the aforementioned warrant.  The Company also entered into a Negative Pledge, providing that the Company will not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property stated in the Amended Security Agreement.  In connection with the Agreement, the Company paid Dutchess closing costs of $50,000.

On July 11, 2007, Siena issued Dutchess a promissory note in the face amount of $190,000 for gross proceeds of $180,000. The promissory note is non-interest bearing and matures on July 25, 2007.  The Company is required to repay the promissory note from the proceeds of a proposed subsequent financing with Dutchess of approximately $2 million, which was eventually completed on July 17, 2007. In connection with the promissory note, the Company incurred closing costs of $5,000.

On March 2, 2007, the Company refinanced the B of N Note and entered into a note payable agreement with Bank of Nevada in the amount of $1,090,807, carrying interest at a fixed rate of 7.5%. Principal and interest payments of $29,098 per month are payable through September 20, 2010.

During the year ended December 31, 2006, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease.

Upon the acquisition of Kelley, the Company entered into a note payable agreement with Bank of Nevada (“B of N Note”) dated September 20, 2005 and carrying interest at a fixed rate of 7.50%. Principal and interest payments of $32,672 per month are payable through September 20, 2008. The balance of $0 and $640,807 remained outstanding as of December 31, 2007 and 2006, respectively.

Upon the acquisition of Kelley, the Company assumed $492,856 in various notes payable to Michael Kelley, the former sole shareholder of Kelley Communications Company.   The notes payable carried interest at a fixed rate of 5.00%. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% and requiring 24 monthly payments of $17,412 in principal and interest through September 2007.  The balance of $533,609 and $152,816, remained outstanding as of December 31, 2007 and 2006, respectively, all of which was current. The Company has defaulted on the October 7, 2005 note payable.  Michael Kelley is a significant shareholder of the Company and has waived all default terms under the October 7, 2005 note payable.  The Company currently considers the debts owed to Michael Kelley as unsecured debt carrying an interest rate of 6.00%.  Repayment terms are unscheduled.

Upon the acquisition of Kelley, the Company assumed three notes payable to banks, secured by five automobiles, which bear interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The balance of $34,780 remained outstanding as of December 31, 2006. The balance of $8,218 and $16,300 remained outstanding as of September 30, 2007.

Effective June 30, 2006, the Company entered into an Amended and Restated Promissory Note with Robert Unger, an unaffiliated individual, which restated and replaced in their entireties, convertible debentures in the amount of $360,000 to Mr. Unger, including retiring the conversion rights of the debentures and retiring all related warrants to purchase shares of our common stock. The principal amount as amended is $317,500, and bears interests at 7% per annum. The Company was obligated to begin making payments on the promissory note in January 2007 and the promissory note is due in September 2008. The Company was obligated to make principal and interest payments in the aggregate amount of $300,000 for the 12 months ended December 31, 2007, and $588,357 for the 12 months ended December 31, 2008. On March 2, 2007, the Company entered into a Second Amended and Restated Promissory Note with Robert Unger, effective December 31, 2006, whereby the Company removed all debt service payments on the note until September 2008, at which time the note, plus all accrued interest in the total amount of $369,335 is due and payable.

 The Amended and Restated Promissory Notes also provide:

•

if prior to our full payment and satisfaction of the Amended and Restated Promissory Notes, the Company borrowed monies or raise capital from the sale of our common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Mr. Unger 20% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Second Amendment and Restated Promissory Note with Robert Unger, increased this threshold to $4,000,000); and

•

if at any time during which the Amended and Restated Promissory Notes remain unpaid, our earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay to Mr. Unger 13% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of our Annual Report on Form 10-KSB.

Effective June 30, 2006, the Company entered into a Loan Restructure Agreement with Preston Capital Partners, LLC, the holder of convertible debentures in the aggregate amount of $375,000 with interest rates of 6% or 8% per annum, pursuant to which all convertible debentures were cancelled. In connection with the Loan Restructure Agreement, the Company issued Preston Capital Partners, LLC a promissory note in the principal amount of $375,000 with an interest rate of 7% per annum. The Company is obligated to make interest only payments in the amount of $2,000 per month from August 2006 through January 2008. Beginning in February 2008, the Company is obligated to make principal and interest payments in the amount of $8,000 per month until June of 2011. The new promissory note is due on July 1, 2011 with a balloon payment of $111,805 being due on that date.

In the event of a default on the new promissory note, Preston has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the aforementioned convertible debentures that have been retired, including conversion into shares of common stock.

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

The Amended and Restated Promissory Note for Mr. Kelley and the Unger Second Amendment (collectively referred to as the “Notes”) also provide:

•

if prior to the Company’s full payment and satisfaction of the Notes, the Company borrows monies or raises capital from the sale of its common stock in excess of $3,500,000 (after the payment of all financing fees and expenses), the Company is obligated to pay to Mr. Unger 20% and Mr. Kelley 30% of such excess up to the unpaid balance on the new promissory note within 10 days after receipt of such funds and if such funds are raised prior to when the Company is obligated to begin making payments, such obligation will be accelerated and will begin one month following such financing (Effective December 31, 2006, the Unger Second Amendment, increased this threshold to $4,000,000); and if at any time during which the Notes remain unpaid, the Company’s earnings on a consolidated basis during any calendar year exceed $1,000,000 (before interest, taxes, depreciation and amortization, but after deducting of all principal and interest payments on outstanding debts, other than certain mandatory prepayments as discussed herein), the Company is obligated to pay Mr. Unger 13% and Mr. Kelley 20% of the excess earnings, up to the unpaid balance of the new promissory note as a prepayment, within 10 business days of the filing of its Annual Report on Form 10-KSB.

The Company assumed $492,856 in various notes payable to the CEO and founder of Kelley, carrying interest at a fixed rate of 5.00% per annum. These notes payable were refinanced on October 7, 2005 with a $492,856 note payable carrying interest at 6.00% per annum and requiring 24 monthly payments of $17,412 in principal and interest through September 2007. The balance of $85,138 and $152,816, all of which is current, remained outstanding as of December 31, 2007 and December 31, 2006, respectively.

The Company assumed three notes payable to banks, secured by five automobiles, carrying interest at fixed rates of 6.25% per annum on one note and 5.75% per annum on the other two notes. Aggregate monthly principal and interest payments of $1,769 are payable through March 7, 2008 and $740 through May 2009. The aggregate balance of $16,300 remained outstanding on these three note as of December 31, 2007.

During the year ended December 31, 2007, the Company entered into a capital lease obligation for warehouse equipment in the approximate amount of $25,000 with a five year term and interest rate of 6.6% per annum. The Company is obligated to make principal and interest payments in the approximate amount of $6,000 per annum for the life of the lease. At December 31, 2007, the balance was $22,155.

Other Notes Payable and Convertible Debentures

During the year ended December 31, 2006, the Company issued a total of seven convertible debentures in the aggregate principal amount of $350,000 to a shareholder of the Company. During the year ended December 31, 2003, the Company had issued a convertible debenture in the aggregate principal amount of $25,000 to the same shareholder. These convertible debentures carried interest rates of 6% or 8% per annum, and were due in February 2009, December of 2009, or in April 2008. Payments were not mandatory during the term of the convertible debentures, however, the Company maintained the right to pay the balances in full without penalty at any time. The holders were entitled to convert the face amounts of the debentures, plus accrued interest, into common stock of the Company anytime following the issuance of each debenture, at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) 100% of the average of the closing bid prices for the twenty trading days immediately preceding the issuance of such debenture, each being referred to as the “Conversion Price.” No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded up or down, as the case may be, to the nearest whole share. The beneficial conversion features related to the 2005 issuances of convertible debentures were recorded as derivative liabilities in the aggregate amount of $410,334, of which $60,334 was recorded as interest expense at the time of issuance. The remaining amount was recorded as a debt discount and was amortized into interest expense over the life of the loan. The beneficial conversion feature related to the 2003 issuance of a convertible debenture was recorded as a derivative liability in the amount of $30,349, of which $5,349 was recorded as interest expense at the time of issuance. The remaining amount was recorded as a debt discount and was amortized into interest expense over the life of the loan.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

RELATED PARTY NOTES PAYABLE and DEBT RESTRUCTURING

On July 17, 2007, the Company entered into an Agreement with Dutchess (the “July 2007 Agreement”), providing for, among other things, additional funding from Dutchess in the amount of $2,000,000 (the “Additional Financing”). The Additional Financing shall be added to the then outstanding principal amount of the Note and such Note shall be modified to reflect all appropriate increases in the Company’s monthly payments to Dutchess. Further, pursuant to the July 2007 Agreement, Dutchess shall have the right to appoint three (3) members to the Company’s Board of Directors, whose total number shall remain at five (5), and such appointments shall continue until the New Note is repaid in full; during such time that the New Note is outstanding, Dutchess may remove and replace any of its appointed members. The July 2007 Agreement further provided for certain conditions to closing, all of which have been satisfied.

Pursuant to the July 2007 Agreement, the Company and Dutchess executed an Addendum to Note, dated July 17, 2007 (the “Addendum”) modifying the Note such that the Additional Financing shall be added to the principal amount of the Note, totaling in the aggregate approximately $8,384,726 (the “New Note”). As provided in the Note, the New Note bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company, as evidenced by that certain Amended and Restated Security Agreement between the Company and Dutchess, dated July 17, 2007 (“Amended Security Agreement”). The New Note is due and payable on or before January 1, 2012. The Company also issued Dutchess a five year warrant to purchase 3,000,000 shares of the Company’s common stock at four cent ($0.04) per share (the “Warrant”). The Warrant provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the Warrant on or before one year from the date of issuance of the Warrant.  The Company also entered into a Negative Pledge, dated July 17, 2007 (the “Negative Pledge”), providing that the Company will not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property stated in the Amended Security Agreement.

In connection with the Agreement, the Company paid Dutchess closing costs of $50,000.

The Company is obligated to make the following monthly principal and interest payments for the years ended December 31:

2008	$840,000
2009	1,800,000
2010	2,400,000
2011	3,000,000
January 1, 2012	2,195,738
Total	$10,235,738

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

NOTE 10 - DISCONTINUED OPERATIONS

In the second quarter of 2006, the Company finalized its plans to shut down its operations at its Network and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company has accrued $150,000 to cover the costs of closing the subsidiary companies. The net assets and liabilities of the discontinued operations at December 31, 2007 and December 31, 2006 consists of the following;

	December 31,	December 31,
	2007	2006
Assets of discontinued operations
Cash	$—	$—
Accounts receivable, net	—	41,981
Inventory	—	—
Fixed assets, net	—	—
Security deposit	—	—
Total assets	$—	$41,981
Liabilities of discontinued operations
Accounts payable and accrued expenses	$75,218	$152,694
Payroll taxes payable	119,142	239,142
Total liabilities	194,360	391,836
Net liabilities of discontinued operations	$194,360	$349,855

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Year Ended ended
	December 31
	2007	2006
Sales	$—	$174,129
Cost of Goods sold	—	220,165
Gross Profit	—	(46,036)
Salaries	—	174,804
Insurance	—	29,247
Travel	—	35,256
Contingency accrual	—	150,000
Interest expense	—	39,009
Other	—	437,216
Loss from Discontinued Operations	$—	$(911,568)

NOTE 11 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through December 31, 2007 and December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $41,000,000 and $33,000,000 respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

	December 31, 2007	December 31, 2006
Tax benefit of net operating loss carry-forward	$12,579,000	$8,887,000
Valuation allowance	(12,579,000)	(8,887,000)
	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

December 31, 2007 and
December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)%
Changes in valuation allowance	(40)%
Tax expense at actual rate	—

The valuation allowance increased by approximately $3,692,000 and $1,087,000 for the years ended December 31, 2007 and 2006, respectively.

FOOTNOTE 12 - COMMITMENTS & CONTINGENCIES

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

On April 25, 2007, Siena received a summons and complaint from a company to pay them certain amounts of the profits Kelley may generate in the future related to the contracts that Kelley is currently performing on related to the One Las Vegas project. That company is claiming that Kelley entered into a Joint Venture with them, however, there are no signed term sheets or contracts, nor have term sheets or contracts ever been drafted. The plaintiff is basing its request on verbal and email communications Kelley had with them. The plaintiff claims that Kelley breached the joint venture agreement and usurped the opportunity for its own benefit, usurped the joint venture’s opportunity, made false representations with intent to defraud, detrimental reliance, breach of good faith and fair dealing, interference with plaintiff’s contract with the customer, unjust enrichment, declaratory relief to establish the joint venture and injunctive relief requiring Kelley to transfer the agreement with One Las Vegas to the joint venture. Kelley filed an Answer and Affirmative Defenses on May 24, 2007 denying all of the claims. The plaintiff filed a Request for Exemption from Arbitration and Kelley subsequently filed an opposition; however, Kelley received the Order from the Arbitration Commissioner granting plaintiff’s Request to Exempt this case from Arbitration. On December 1, 2007, this issue was resolved through mediation.  Kelley has agreed to pay Main Advantage Services a total of $80,000 in 40 consecutive monthly installments of $2,000 per month.

Siena may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management does not believe the implication of these litigations will have any material impact on the Company’s financial statements.

OTHER COMMITMENTS

The Company is obligated to pay rent amounts as follows:

For the 12 months ended December 31:

2008	$90,000

The Company is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.

The Company is obligated to pay its former Chief Executive Officer and its former Chief Financial Officer the remaining balance of $70,800 as of December 31, 2007 as a result of separation agreements dated May 25, 2007.

NOTE 13—FACTORING OF ACCOUNTS RECEIVABLE

The Company entered into a $725,000 Factoring and Security Agreement (“Factor Loan 1”) with Dutchess Private Equities Fund, Ltd. on May 29, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $789,577 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 1.

The Company entered into a $214,000 Factoring and Security Agreement (“Factor Loan 2”) with Dutchess Private Equities Fund, Ltd. on June 18, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $474,725 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 2.

The Company entered into a $483,000 Factoring and Security Agreement (“Factor Loan 3”) with Dutchess Private Equities Fund, Ltd. on June 22, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $520,392 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 3.

The Company entered into a $215,000 Factoring and Security Agreement (“Factor Loan 4”) with Dutchess Private Equities Fund, Ltd. on September 15, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $224,027 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 4.

The Company entered into a $275,000 Factoring and Security Agreement (“Factor Loan 5”) with Dutchess Private Equities Fund, Ltd. on October 24, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $300,500 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 4.

The Company’s factoring transactions during the year ended December 31, 2007 and 2006 are summarized below:

	Year Ended
	December 31, 2007	December 31, 2006
Sale of Receivables to Factor	$2,309,221	$-
Payments to Factor	(2,309,221)	-
Balance at end of period	$-	$-
Charges by Factor	$422,221	$-

FOOTNOTE 14 - STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company issued 161,504 shares of common stock valued at $40,000 to service providers for investor relations services.

The Company recorded $205,439 in stock option expense.

Common Stock Exchanged for a Warrant

On March 10, 2006, Dutchess Advisors, Ltd. and Dutchess Private Equities Fund L.P. (collectively “Dutchess”) exchanged 2,879,645 shares of the Company’s common stock for a warrant to purchase 2,879,645 shares of the Company’s common stock at $0.01 per share, with a fair market value of $1,526,212 or $.53 per share (the closing price of the Company’s common stock on the date of the transaction). In accordance with SFAS 150, the Company has recorded a derivative liability in the amount of the aforementioned $1,526,212, less consideration of $28,796, the exercise price associated with the warrant. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $878,292 for the nine months ended December 31, 2007.

Private Placements

On January 23, 2007, the Company closed on a private placement whereby the Company raised $1,157,000 in exchange for 7,231,250 shares of the Company’s common stock and warrants to purchase 7,231,250 shares of the Company’s common stock at $0.50 per share. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $1,045,082. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $1,045,082. The Company utilized the Black-Scholes option pricing model to value the warrants. Attributes used to determine the initial value of the warrants on January 23, 2007, and December 31, 2007 are below. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $1,043,539 for the year ended December 31, 2007. Attributes used to determine the initial value of the warrants are below.

	December 31,	January 23,
	2007	2007
Valuation Assumptions
Stock price on grant date	$0.32	$0.32
Number of warrants	7,231,250	7,231,250
Expected option term (in years)	4.25	5
Expected duration from grant to expiration date (in years)	10	10
Option vesting term (in years)	1.82	2.00
Expected volatility	72.54%	60.75%
Risk-free interest rate	4.2%	4.60%
Expected forfeiture rate	5%	5%
Estimated corporate tax rate	40%	40%
Expected dividend yield	0%	0%

On November 13, 2006, the Company closed on a private placement whereby the Company raised $1,000,000 in exchange for 5,000,000 shares of the Company’s common stock and warrants to purchase 5,000,000 shares of the Company’s common stock at $0.60 per share. The Company recorded the issuance of the common stock (par value $.001) as a credit to Common Stock, par value of $5,000 and a credit to Additional Paid In Capital of $995,000, net of financing costs associated with this particular private placement of $401,027. The Company determined the warrants were derivative liabilities under SFAS 133 paragraph 6 and valued the warrants at $729,820. The warrants were recorded as a reduction of additional paid in capital and an increase in derivative liability of $729,820. The Company utilized the Black-Scholes option pricing model to value the warrants and has calculated a loss on derivative liability of $60,615 for the year ended December 31, 2006. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $789,713 for the year ended December 31, 2007. Attributes used to determine the initial value of the warrants are below.

December 31,		December 31,	November 13,
2007		2006	2006
Valuation Assumptions
Stock price on grant date	$0.37	$0.37	$0.37
Number of warrants	5,000,000	5,000,000	5,000,000
Expected option term (in years)	4.08	5	5
Expected duration from grant to expiration date (in years)	9	10	10
Option vesting term (in years)	2.08	3	3
Expected volatility	72.54%	55.12%	55.12%
Risk-free interest rate	4.19%	4.60%	4.60%
Expected forfeiture rate	5%	5%	5%
Estimated corporate tax rate	40%	40%	40%
Expected dividend yield	0%	0%	0%

FOOTNOTE 15 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to our net losses.

Significant components of our common stock equivalents had been convertible debentures and warrants issued to Dutchess in 2006, 2005, 2004 and 2003, respectively, which have all been retired effective June 30, 2006, and issuance of stock options.

Stock options, which would have had an anti-dilutive effect on the net loss per common share once exercised, to purchase 1,742,500 and 3,685,000 shares of common stock remained outstanding as of December 31, 2007 and 2006, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Convertible debentures, which can be exercised on any date subsequent to the issuance of the convertible debentures, would have an anti-dilutive effect on the net loss per common share once and if the holders elect to exchange the convertible debentures for shares of common stock. The number of common shares which could be exchanged for a full release of the obligation to repay the principal and interest balances associated with all convertible debentures will possibly be based in part on Siena’s price per common share as quoted on the OTC bulletin board on the date of conversion. Since management cannot determine the price per common share of its common stock in the future, management does not believe it can reasonably determine the number of common shares to be issued pursuant to an exchange of its convertible debentures for common shares. Therefore, management cannot accurately determine the number of common shares which could be exchanged that are related to the convertible debentures as of December 31, 2006. Effective June 30, 2006, all of our convertible debentures were retired.

Warrants, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 23,942,145 and 16,710,895 shares of common stock remained outstanding as of December 31, 2007 and 2006, respectively, at strike prices that vary from $0.01 to $0.79 and $0.01 to $0.88 per share, respectively.

Certain debts which were restructured by the Company during 2007 and 2006, remained outstanding as of December 31, 2007 and 2006, respectively.  These debts carry certain provisions allowing for the lenders, namely Dutchess, to void the restructuring transactions in the event of default by the Company.  In the event of default and the removal of the restructured terms of the debts, the debts would become convertible at the lender's option at any time, at a conversion price which would be approximately 75% of the fair market value of the Company's common stock.  The Company currently estimates the shares these debts would potentially be convertible into would be approximately 731,000,000 shares of the Company's common stock using the fair market value of the Company's common stock as of December 31, 2007.  There are other restrictions within the terms of the agreements with these lenders which might limit the amount of shares the debts were convertible into, in this scenario, but the Company cannot be sure those terms would limit a conversion into a significant number of shares of the Company's common stock.

FOOTNOTE 16 - SUBSEQUENT EVENTS

On March 17, 2008, the Board of Directors, believing it to be in the best interests of the Company and its shareholders, approved the sale of the assets (the “Asset Sale”) of the Company’s wholly owned subsidiary, Kelley Communication Company, Inc., a Nevada corporation (“Kelley Communication”) pursuant to the terms of a certain Asset Purchase Agreement by and among our Company, Kelley Communication, Mr. James Michael Kelley, and Kelley II, LLC, a newly formed Nevada limited liability company (“Kelley II”).

Mr. Kelley owns 100% of the limited liability company membership interests of Kelley II, and is its sole managing member.  Additionally, he may be deemed to be the beneficial owner of approximately 13,816,577 shares of Siena’s capital stock owned by Kelley II (the “Kelley Shares”).  He is also a former director, who served on our Board from September 22, 2005 until January 2008. Mr. Kelley transferred the Kelley Shares to Kelley II for purposes of consummating the transactions contemplated by the Asset Purchase Agreement.

On April 7, 2008, we entered into the Asset Purchase Agreement with Mr. Kelley, Kelley II and Kelley Communication, pursuant to which we have agreed to sell certain of Kelley Communication’s assets to Kelley II.  Such tangible and intangible assets of Kelley Communication, include, but are not limited to, all equipment, all rights of the Kelly Communication against vendors, all customer lists, files and related information, all inventory, all rights of the Kelly Communication under certain contracts, all permits, all intellectual property of Kelly Communication, including trademarks, service marks, trade names, domain names, web sites, phone, fax and email addresses, all rights or choses in action following the closing of the acquisition related to Kelly Communication’s business, all books and records, all computer software, hardware, data rights and documentation, all cash and cash equivalents, and all goodwill related to these assets.   A complete description of the assets sold is set forth in the Asset Purchase Agreement.

In exchange for the sale of the assets, Kelley II assumed certain liabilities of Kelley Communication, which include, but are not limited to, the liabilities, if any, relating to the Obligations and Liabilities (each as defined in the Asset Purchase Agreement) of Kelly Communication and Siena with respect to the sale of Tuscany Services, LLC, with respect to that certain Settlement Agreement dated January 31, 2007, by and between Kelly Communication, Kelley Technologies, LLC, Michael Kelley, Siena, Lisa Cox, individually and as Special Administratrix of the Estate of Stephen L. Cox, and with respect to that certain Confession of Judgment entered into by the District Court, Clark County, Nevada, dated December 1, 2007, in favor of Technology In Practice, LLC against Kelly Communication. A complete description of the liabilities assumed is set forth in the Asset Purchase Agreement.

Additionally, in exchange for the acquired assets, Kelley II assigned and transferred to Siena all of the Kelley Shares.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer (who is also the principal accounting officer)  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required reasonable  assurance  that  such information is accumulated and communicated to our  management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has limited resources, the Chief Executive Officer also fulfills the Chief Financial Officer role and the Company employs a small limited office staff, segregation of duties is not possible at this stage in the corporate lifecycle.  Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

CHANGES IN INTERNAL CONTROLS

There  was  no  change  in  our  internal  control over financial reporting that occurred  during the fourth quarter covered by this Annual Report on Form 10-KSB that  materially  affected,  or  is  reasonably likely to materially affect, our internal  control  over  financial  reporting.

ITEM 8B.

OTHER INFORMATION.

NONE.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age, positions, and offices or employments as of April 14, 2008, of our executive officers and directors.

NAME	AGE	POSITION
Anthony Delise	67	Interim Chief Executive Officer, Interim Chief Financial Officer and Director
Michael Novielli	42	Director

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Mr. Delise was appointed as our Interim Chief Executive Officer in August 2007. Mr. DeLise is currently president of International Business Strategies, a management consulting firm. Prior to his tenure at the Company, Mr. DeLise provided management consulting services and served as president and chief operating officer of Kitchen Designs of America from 2004 through 2007. His previous work experience includes senior level executive sales, marketing and operations with market leaders such as Arrow Electronics, Wyle Electronics and R.W. Electronics.

Michael Novielli is a co-founder and principal of Dutchess Capital Management LLC (“DCM”) and its predecessor firm Dutchess Advisors, Ltd., which since 1996 had arranged private equity and debt financings for publicly traded-companies. Since 2000, he has overseen transaction structure, risk management and regulatory compliance for DCM managed Funds and is a member of the firm's Investment Committee. Mike has over 15 years experience in securities, investment banking and asset management including tenure with PaineWebber (now UBS). He received a Bachelor of Science degree in Business from the University of South Florida in 1987.

BOARD OF DIRECTORS

The Company currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. None of Siena directors are independent as defined by the Nasdaq stock market listing standards. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly appointed and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT COMMITTEE

The Company does not have an Audit Committee or an “audit committee financial expert.” Full board performs the functions usually delegated to an Audit Committee.

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

Based solely on the information furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2007, all applicable Section 16(a) filing requirements were met.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Siena Code of Ethics is attached to the Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit 14.1.

ITEM 10.

EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table presents a summary of the compensation paid to Siena’s Chief Executive Officer, Chief Financial Officer and CEO of Kelley. No other executive officer received compensation in excess of $100,000 during 2007. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

						Nonqualified
				Option	Non-Equity Incentive Plan	Deferred Compensation	All Other	Total
Name & Principal Position	Year	Salary ($)	Bonus ($)	Awards ($ )	Compensation ($)	Earnings ($)	Compensation ($)	($)
Jeffrey R. Hultman, Former Chief	2007	$136,135	$-	$-	$-	$-	$-	$136,135
Executive Officer
Christopher G. Pizzo,	2007	$154,235	$-	$-	$-	$-	$-	$154,235
Former Chief Financial Officer
James Michael Kelley,	2007	$122,687	$-	$-	$-	$-	$-	$122,687
Chief Executive Officer, Kelley Communication Company, Inc. (1)
Anthony Delise,	2007	$-	$-	$-	$-	$-	$78,000	$78,000
Interim Chief Executive Officer

 Mr. Hultman and Mr. Pizzo left the Company in 2007.

(1)

Mr. Kelley is the Chief Executive Officer of Kelley Communication Company, Inc., the Company’s wholly-owned subsidiary, which the Company acquired on September 22, 2005. Mr. Kelley resigned as a Director of the Company in January 2008.

The Company appointed Michael Kelley as Chief Executive Officer of Kelley, the company he founded, upon it’s acquisition on September 22, 2005. The Company executed an employment agreement with Mr. Kelley in September 2005. The employment agreement shall continue in effect for a period of two years and can be renewed upon mutual agreement between Mr. Kelley and us. The Company may terminate the employment agreement at our discretion during the initial term, provided that the Company shall pay Mr. Kelley an amount equal to payment at Mr. Kelley’s base salary rate for six months. The Company can also terminate the employment agreement for cause with no financial obligations to Mr. Kelley. Mr. Kelley currently earns a gross salary of $10,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised Options (#)	Unexercised Options (#)	Unexercised Unearned	Option Exercise	Option Expiration
Name (a)	Exercisable (b)	Unexercisable (c)	Options (#) (d)	Price ($) (e)	Date (f)
None

DIRECTORS COMPENSATION

The Company does not have a formal plan to compensate directors. None of our directors were compensated for the duties in 2006.

ITEM 11.

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Siena common stock as of April 14, 2008, by (i) each of the directors, (ii) each of the executive officers, (iii) each person known or believed to own beneficially five percent or more of the common stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days after April 14, 2008. The Company had 42,163,691 shares of common stock issued and outstanding as of For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the stock ownership of any other person or group.

	Amount and Nature of	Percent of Beneficial
Name and Address of Beneficial Owner (1)	Beneficial Ownership	Ownership
James Michael Kelley (2)	15,266,577	36.21%
Dutchess Group (3)	7,466,049 (6)	17.71%
Anthony DeLise	0	*
Michael Novielli (4)	7,466,049 (6)	17.71%
Gary Elliston	5,008,654	11.88%
All directors and executive officers as a group (2Persons)	7,466,049 (6)	17.71%

*	Less than 1%
(1)	The address of all individual directors and executive officers is c/o Siena Technologies, Inc., 5625 South Arville Street, Suite E, Las Vegas, NV 89118.
(2)	Includes warrants to purchase 675,000 shares. The exercise price of the warrants is $.50 per share and they expire in 2010.
(3)

Dutchess Private Equities Fund, Ltd. (“DPEF”)and Dutchess Advisors, LLC (“DA”, together with DPEF, “Dutchess”or the “Dutchess Group”) collectively beneficially own 7,466,049 shares of the Siena Technologies, Inc.’s common stock. Of this amount, DPEF beneficially owns 6,231,775 shares of common stock consisting of: (i) 1,352,130 shares of common stock; and (ii) warrants to purchase an aggregate of 4,879,645 shares of common stock. Further, DA beneficially owns 1,234,274 shares of common stock consisting of: (i) 234,274 shares of common stock; and (ii) warrants to purchase 1,000,000 shares of common stock. However, the terms of the warrants issued to Dutchess provide that Dutchess may not exercise the warrants if such exercise would result in Dutchess owning in excess of 4.99% of our total outstanding shares of common stock. The address of the Dutchess entities is 50 Commonwealth Avenue, Suite 2, Boston, MA 02116.

(4)

Mr. Novielli is director of Dutchess Private Equities Fund, Ltd. and managing member of Dutchess Advisors, LLC. And, as such, has voting and dispositive power over the shares beneficially owned by the Dutchess Group.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 17, 2007, the Company entered into an Agreement with Dutchess (the “July 2007 Agreement”), providing for, among other things, additional funding from Dutchess in the amount of $2,000,000 (the “Additional Financing”). Mr. Novielli, a director of the company is a director of Dutchess. The Additional Financing shall be added to the then outstanding principal amount of the Note and such Note shall be modified to reflect all appropriate increases in the Company’s monthly payments to Dutchess. Further, pursuant to the July 2007 Agreement, Dutchess shall have the right to appoint three (3) members to the Company’s Board of Directors, whose total number shall remain at five (5), and such appointments shall continue until the New Note is repaid in full; during such time that the New Note is outstanding, Dutchess may remove and replace any of its appointed members. The July 2007 Agreement further provided for certain conditions to closing, all of which have been satisfied.

Pursuant to the July 2007 Agreement, the Company and Dutchess executed an Addendum to Note, dated July 17, 2007 (the “Addendum”) modifying the Note such that the Additional Financing shall be added to the principal amount of the Note, totaling in the aggregate approximately $8,384,726 (the “New Note”). As provided in the Note, the New Note bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company, as evidenced by that certain Amended and Restated Security Agreement between the Company and Dutchess, dated July 17, 2007 (“Amended Security Agreement”). The New Note is due and payable on or before January 1, 2012. The Company also issued Dutchess a five year warrant to purchase 3,000,000 shares of the Company’s common stock at four cent ($0.04) per share (the “Warrant”). The Warrant provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the Warrant on or before one year from the date of issuance of the Warrant.  The Company also entered into a Negative Pledge, dated July 17, 2007 (the “Negative Pledge”), providing that the Company will not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property stated in the Amended Security Agreement.

In connection with the Agreement, the Company paid Dutchess closing costs of $50,000.

The Company is obligated to make the following monthly principal and interest payments for the years ended December 31:

2008	$840,000
2009	1,800,000
2010	2,400,000
2011	3,000,000
January 1, 2012	2,195,738
Total	$10,660,738

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

The Company entered into a $725,000 Factoring and Security Agreement (“Factor Loan 1”) with Dutchess Private Equities Fund, Ltd. on May 29, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $789,577 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 1.

The Company entered into a $214,000 Factoring and Security Agreement (“Factor Loan 2”) with Dutchess Private Equities Fund, Ltd. on June 18, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $474,725 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 2.

The Company entered into a $483,000 Factoring and Security Agreement (“Factor Loan 3”) with Dutchess Private Equities Fund, Ltd. on June 22, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $520,392 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 3.

The Company entered into a $215,000 Factoring and Security Agreement (“Factor Loan 4”) with Dutchess Private Equities Fund, Ltd. on September 15, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $224,027 and pay administration fees associated with the transaction of $5,000.  Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 4.

The Company entered into a $275,000 Factoring and Security Agreement (“Factor Loan 5”) with Dutchess Private Equities Fund, Ltd. on October 24, 2007, pursuant to which the Company agreed to sell accounts receivable balances with its customers totaling $300,500 and pay administration fees associated with the transaction of $5,000.

Under the terms of the agreement, the Company pays interest at a rate of 36% (3% per month) on the unpaid balance of Factor Loan 5.

The Company’s factoring transactions during the year ended December 31, 2007 and 2006 are summarized below:

	Year Ended
	December 31, 2007	December 31, 2006
Sale of Receivables to Factor	$2,309,221	$-
Payments to Factor	(2,309,221)	-
Balance at end of period	$-	$-
Charges by Factor	$422,221	$-

Common Stock Exchanged for a Warrant

On March 10, 2006, Dutchess Advisors, Ltd. and Dutchess Private Equities Fund L.P. (collectively “Dutchess”) exchanged 2,879,645 shares of the Company’s common stock for a warrant to purchase 2,879,645 shares of the Company’s common stock at $0.01 per share, with a fair market value of $1,526,212 or $.53 per share (the closing price of the Company’s common stock on the date of the transaction). In accordance with SFAS 150, the Company has recorded a derivative liability in the amount of the aforementioned $1,526,212, less consideration of $28,796, the exercise price associated with the warrant. The Company recorded a gain on the change in the fair market value of this derivative liability in the amount of $878,292 for the nine months ended December 31, 2007.

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

*10.5	Employment Agreement between the Company and Chris Pizzo effective March 27, 2006 (included as exhibit 10.37 to the 10-QSB filed August 14, 2006, and incorporated herein by reference).

Exhibits.
No.	Description
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

10.16

Asset Purchase Agreement, dated as of April 7, 2008, by and among Siena Technologies, Inc., Kelley II, LLC, J. Michael Kelley and Kelley Communication Company, Inc.  (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2008 and incorporated herein by reference)

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The Company incurred fees to our auditors, Jasper + Hall, PC, for professional services rendered for the audit of Siena’s annual financial statements for the year ended December 31, 2007 and, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2007 were $32,500.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada on April 18, 2008.

Siena Technologies, Inc.

By:	/s/ Anthony Delise
Anthony Delise
Interim Chief Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company

Signature	Title	Date

/s/ Anthony Delise	Interim Chief Executive Officer, Principal	April 18, 2008
Anthony Delise	Accounting Officer and Director

s/ Michael Novielli	Director	April 18, 2008
Michael Novielli