Form 10KSB/A
period 2007-12-31
SIENA TECHNOLOGIES, INC.
filed 2008-04-28
CIK 1069778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

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

OTHER INCOME (EXPENSE)

Other income (expense) for the year ended December 31, 2007 was $(5,143,267) compared to $1,268,936 for the year ended December 31, 2006. The increase in other expenses in 2007 is primarily due to impairment of goodwill related to the Kelley acquisition in 2005 in the amount of $7,344,216 for the year ended December 31, 2007, compared to $0 for the year ended December 31, 2006, gain on debt restructuring of $1,229,954 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006.  The remainder of the change in other income is primarily due to a decrease in interest expense from $3,114,725 for the twelve months ended December 31, 2006 to $580,654 for the twelve months ended December 31, 2007, which was a result of the debt restructurings that were completed in the second and fourth quarters of 2006.  The decrease in interest expense was partially offset by gain on the change in fair value of derivative liabilities of $2,894,166 for the twelve months ended December 31, 2007, compared to $4,262,043 for the twelve months ended December 31, 2006, primarily as a result of a continued decrease in the price of our common stock, a net loss on the disposition of assets of $45,113.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our Current Assets were $2,678,734 and Current Liabilities were $4,092,467. Cash and cash equivalents were $377,794. Our total Stockholders’ Deficit at December 31, 2007 was ($11,086,542). The Company had a net usage of cash from operating activities for the years ended December 31, 2007 and 2006 of ($2,813,278) and ($1,703,781) respectively. The Company had proceeds and usage of cash from investing activities for the years ended December 31, 2007 and 2006, of $761,972 and ($1,067,853), respectively. The Company had net cash provided by financing activities of $2,421,292 and $3,330,514 for the years ended December 31, 2007 and 2006, respectively.

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

/s/ Jaspers + Hall,
PC Denver, Colorado
April 18, 2008

  ITEM 7.

FINANCIAL STATEMENTS.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS:
CURRENT ASSETS:
Cash	$377,794	$7,808
Accounts Receivable, Net of Allowance for Doubtful Accounts of $18,881 ($15,902 at 2006)	1,207,544	1,388,169
Inventories	552,820	511,817
Costs in Excess of Billings	350,377	590,484
Current Assets of Discontinued Operations (Note 10)	—	41,981
Prepaid Expenses and Other Current Assets	190,199	22,152
Total Current Assets	2,678,734	2,562,411
Fixed Assets, Net of Accumulated Depreciation of $664,351 ($641,611 at 2006) (Note 5)	167,660	250,687
OTHER ASSETS:
Goodwill (Note 2)	-	7,344,216
Patents	5,679	5,679
Assets Held for Sale (Note 4)	—	771,325
Total Other Assets	5,679	8,121,220
TOTAL ASSETS	$2,852,073	$10,934,318
LIABILITIES & STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES
Bank Loans Payable	$294,573	$606,089
Accounts Payable and accrued expenses	1,580,016	1,937,463
Billings in Excess of Costs	1,412,900	924,963
Accrued Settlements	39,000	-
Current Liabilities of Discontinued Operations (Note 10)	194,360	391,836
Current Portion of Notes Payable (Note 8)	29,886	36,264
Current Portion of Related Party Notes Payable (Note 8)	533,609	303,303
Fair Market Value of Derivative Liabilities (Note 7)	8,124	1,827,108
Total Current Liabilities	4,092,468	6,027,026
NONCURRENT LIABILITIES
Notes Payable (Note 8)	1,324,577	1,215,797
Related Party Notes Payable (Note 8)	8,422,570	6,665,816
Litigation Settlement Obligation	99,000	—
Total NonCurrent Liabilities	9,846,147	7,881,613
TOTAL LIABILITIES	13,938,615	13,908,639
COMMITMENTS & CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 and 34,125,937 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	42,163	34,126
Additional Paid-in Capital	29,605,537	29,204,486
Shares to be Issued	163	116,994
Accumulated Deficit	(40,734,405)	(32,329,927)
Total Stockholders’ Deficit	(11,086,542)	(2,974,321)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,852,073	$10,934,318

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2007	2006
REVENUE
Sales	$7,327,845	$18,758,496
Cost of Goods Sold	5,554,113	14,684,296

GROSS PROFIT	1,773,732	4,074,200
OPERATING EXPENSES
Investor Relations	182,482	209,157
Stock Option Expense	205,439	250,525
Salaries	2,684,844	2,388,722
Other Operating Expenses	1,962,178	2,172,532

Total Operating Expenses	5,034,943	5,020,936

LOSS FROM CONTINUING OPERATIONS	(3,261,211)	(946,736)

OTHER INCOME (EXPENSE)
Goodwill Impairment	(7,344,216)	—
Interest Expense	(580,654)	(3,114,725)
Gain on Debt Restructuring	—	1,229,954
Litigation Settlement	—	(108,900)
Impairment of Assets Held for Sale	(22,301)	(477,295)
Tuscany Services Operating Losses	(45,149)	-
Change in Fair Value of Derivatives	2,894,166	4,262,043
Loss on Disposition of Assets	(45,113)	(522,141)

Total Other Income (Expense)	(5,143,267)	1,268,936
LOSS FROM DISCONTINUED OPERATIONS	—	(912,018)

Net Loss	$(8,404,478)	$(589,818)

Basic and Diluted Loss Per Common Share	$(0.20)	$(0.01)

Weighted Average Shares Outstanding	41,599,576	40,211,064

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STOCKHOLDERS’ DEFICIT

			Additional	Shares	Shares
	Common Stock		Paid-In	To Be	To Be	Accumulated
	# of Shares	Amount	Capital	Issued	Returned	Deficit	Total
Balance — December 31, 2004	23,483,873	$23,484	$7,617,181	$116,249	$—	$(9,634,545)	$(1,877,631)
To adjust opening balances related to conversion and warrant derivative liabilities prior to January 1, 2005	—	—	5,771,289	—	—	(10,582,776)	(4,811,487)

Balance as restated — January 1, 2005	23,483,873	23,484	13,388,470	116,249	—	(20,217,321)	(6,689,118)
Warrant Issuance, Executive Compensation	—	—	6,476,085	—	—	—	6,476,085
Issuance of Stock for Services	560,000	560	372,528	—	—	—	373,088
Issuance of Stock for Cash	1,460,692	1,461	941,990	—	—	—	943,451
Issuance of Stock, COM Acquisition	—	—	199,891	109	—	—	200,000
Issuance of Stock, Kelley Acquisition	14,016,577	14,016	10,218,085	—	—	—	10,232,101
Issuance of Stock, Spectrum Acquisition	18,567,639	18,568	—	—	(18,568)	—	—
Conversion of Debenture	18,939	19	64,981	—	—	—	65,000
Write off Fair Market Value of Derivative Liability on Conversion	—	—	18,719	—	—	—	18,719
Rescinding of Stock, CEO	(7,887,482)	(7,887)	7,887	—	—	—	—
Rescinding of Stock, Majority Investor	(685,517)	(686)	(529,904)	—	—	—	(530,590)
Net Loss, As Restated	—	—	—	—	—	(11,522,788)	(11,522,788)

Balance — December 31, 2005	49,534,721	49,535	31,158,732	116,358	(18,568)	(31,740,109)	(434,052)
Issuance of Stock, Del Mar Acquisition	300,000	300	139,500	—	—	—	139,800
Issuance of Stock, COM Acquisition	108,993	109	—	(109)	—	—	—
Stock Exchanged for Warrants	(2,879,645)	(2,880)	(1,494,536)	—	—	—	(1,497,416)
Stock Issued for Services	560,023	560	214,565	—	—	—	215,125
Conversion of Debentures	434,484	435	153,348	—	—	—	153,783
Write off of Fair Market Value of Derivative Liabilities at Conversion	—	—	48,991	—	—	—	48,991
Rescinding of Stock, Spectrum Acquisition	(18,567,639)	(18,568)	—	—	18,568	—	—
Debt Restructuring	—	—	(1,149,412)	—	—	—	(1,149,412)
Issuance of Stock and Warrants for Cash, Net of Costs	4,635,000	4,635	(135,847)	465			(130,747)
Litigation Settlement			18,620	280			18,900
Stock Based Compensation Expense			250,525				250,525
Net Loss	—	—	—	—	—	(589,818)	(589,818)

Balance — December 31, 2006	34,125,937	34,126	29,204,486	116,994	-	(32,329,927)	(2,974,321)
Stock Based Compensation Expense	-	-	205,439	-	-	-	205,439
Reclassification of Cancelled Share Issuances	-	-	116,248	(116,248)	-	-	-
Issuance of Stock and Warrants for Cash, Net of Costs	7,231,250	7,231	69,587	-	-	-	76,818
Stock Issued for Services	526,505	526	39,777	(303)	-	-	40,000
Issuance of Stock and Warrants for Cash, Net of Costs	-	-	(30,000)	-	-	-	(30,000)
Litigation Settlement	280,000	280	-	(280)	-	-	-
Net Loss	—	—	—	—	—	(8,404,478)	(8,404,478)

Balance — December 31, 2007	42,163,691	$42,163	$29,605,537	$163	$—	$(40,734,405)	$(11,086,542)

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2006
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(8,404,478)	$(589,818)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services, debt reduction and litigation settlements	30,000	159,260
Depreciation	96,055	121,635
Amortization of debt discount	-	669,079
Amortization of stock based compensation for services	-	346,078
Fair value adjustments of derivative liabilities	(2,894,166)	(4,262,043)
Fair value of conversion and warrant derivative liabilities in excess of proceeds	-	1,836,945
Bad debt expense	133,502	-
Goodwill impairment	7,344,216	-
Impairment of assets held for sale	-	477,295
Employee stock option expense	205,439	250,525
Accretion of notes payable balances	488,656	273,995
Gain on disposal of assets	(3,675)	(6,955)
Loss on write-off of inventory	-	529,096
Gain on debt restructuring	-	(1,229,954)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	47,123	(477,032)
Decrease (increase) in inventories	(41,003)	1,887,452
(Increase) decrease in costs in excess of billings	240,107	(357,706)
(Increase) decrease in prepaid expenses and other current assets	(126,066)	(19,854)
Decrease in security deposits	-	-
(Decrease) increase in accounts payable	(219,449)	(361,832)
(Increase) decrease in billings in excess of costs	487,937	(518,625)
Decrease in liabilities of discontinued operations, net	(197,476)	(431,322)
NET CASH USED IN OPERATING ACTIVITIES	(2,813,278)	(1,703,781)
CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(13,028)	(11,447)
Cash invested in assets held for sale	-	(1,053,227)
Cash paid for patent filing costs	-	(3,179)
Proceeds from sale of Tuscany	775,000	-
NET CASH USED IN INVESTING ACTIVITIES	761,972	(1,067,853)
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank loans	1,961,205	-
Payments of bank loans	(2,183,250)	(629,002)
Proceeds from officer advances	471,740	-
Payments on officer advances	(241,433)	-
Net proceeds from issuance of stock	1,132,000	599,073
Payments on related party notes payable	(921,902)	(205,837)
Payments of long-term debt	(60,701)	-
Proceeds from factor	1,912,000	4,560,000
Payments to factor	(1,912,000)	(4,560,000)
Proceeds from convertible debt, related party	-	2,803,712
Proceeds from long-term borrowing	2,196,000	-
Proceeds from note payable	67,633	(204,441)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,421,292	2,363,505
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	369,986	(408,129)
BEGINNING CASH & CASH EQUIVALENTS	7,808	415,937
LESS CASH & CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	-	-
ENDING CASH & CASH EQUIVALENTS	$377,794	$7,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$221,698	$292,049
Cash paid for income taxes	$-	$-

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

NOTE 7 - DERIVATIVE LIABILITIES

The fair market value of derivative liabilities consisted of the following:

	December 31, 2007	December 31, 2006
Derivative liability, warrants exchanged for common stock on March 10, 2006, initial value	$1,497,416	$1,497,416
Cumulative adjustments to record fair market value of derivative liability	(1,491,657)	(460,743)
Subtotal	5,759	1,036,673
Derivative liability, warrants related to private placement on November 13, 2006, initial value	729,820	729,820
Cumulative adjustments to record fair market value of derivative liability	(729,098)	60,615
Subtotal	722	790,435
Derivative liability, warrants related to private placement on January 23, 2007, initial value	1,045,182	-
Cumulative adjustment to record fair market value of derivative liability	(1,043,539)	-
Subtotal	1,643	-
Derivative liability, warrants related to Dutchess debt financing on July 17, 2007, initial value	30,000	-
Adjustment to record fair market value of derivative liability	(30,000)	-
Subtotal	-	-
Total	$8,124	$1,827,108

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

	December 31,	December 31,
	2007	2006
Assets of discontinued operations
Cash	$—	$—
Accounts receivable, net	—	41,981
Inventory	—	—
Fixed assets, net	—	—
Security deposit	—	—
Total assets	$—	$41,981
Liabilities of discontinued operations
Accounts payable and accrued expenses	$75,218	$152,694
Payroll taxes payable	119,142	239,142
Total liabilities	194,360	391,836
Net liabilities of discontinued operations	$194,360	$349,855

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Year Ended ended
	December 31
	2007	2006
Sales	$—	$174,129
Cost of Goods sold	—	220,615
Gross Profit	—	(46,486)
Salaries	—	174,804
Insurance	—	29,247
Travel	—	35,256
Contingency accrual	—	150,000
Interest expense	—	39,009
Other	—	437,216
Loss from Discontinued Operations	$—	$(912,018)

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

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada on April 28, 2008.

Siena Technologies, Inc.

By:	/s/ Anthony Delise
Anthony Delise
Interim Chief Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company.

Signature	Title	Date

/s/ Anthony Delise	Interim Chief Executive Officer, Principal	April 28, 2008
Anthony Delise	Accounting Officer and Director

/s/ Michael Novielli	Director	April 28, 2008
Michael Novielli