Form 10-Q
period 2008-03-31
SIENA TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

     As of May 9, 2008 there were 42,163,691 shares of common stock issued and outstanding, $0.001 par value.

     Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

SIENA TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Restated)
ASSETS:
CURRENT ASSETS
Cash	$1,835	$1,835
Current Assets of Discontinued Operations (Note 6)	3,541,004	2,850,238
Prepaid Expenses	26,540	-
Total Current Assets	3,569,379	2,852,073

TOTAL ASSETS	$3,569,379	$2,852,073

LIABILITIES & STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$109,362	$124,411
Current Liabilities of Discontinued Operations (Note 6)	6,085,546	4,996,036
Current Portion of Notes Payable	3,747	9,747
Current Portion of Related Party Notes Payable (Note 5)	360,000	-
Fair Market Value of Derivative Liabilities (Note 4)	8,532	8,124
Total Current Liabilities	6,567,187	5,138,318
NONCURRENT LIABILITIES
Notes Payable	377,727	377,727
Related Party Notes Payable (Note 5)	8,422,570	8,422,570
Total Noncurrent Liabilities	8,800,297	8,800,297
TOTAL LIABILITIES	15,367,484	13,938,615
COMMITMENTS & CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,163	42,163
Additional Paid-in Capital	29,623,891	29,605,537
Shares to be Issued	163	163
Accumulated Deficit	(41,464,322)	(40,734,405)
Total Stockholders’ Deficit	(11,798,105)	(11,086,542)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,569,379	$2,852,073

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007 As Restated
REVENUE
Sales	$-	$-
Cost of Goods Sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Investor Relations	19,935	71,692
Stock Option Expense	18,354	81,137
Other Operating Expenses	107,153	21,393

Total Operating Expenses	145,442	174,222

LOSS FROM CONTINUING OPERATIONS	(145,442)	(174,222)

OTHER INCOME AND EXPENSE
Interest Expense	(67,068)	(119,756)
Change in Fair Value of Derivatives	(408)	1,865,372

Total Other Income and Expenses	(67,476)	1,745,616

LOSS FROM DISCONTINUED OPERATIONS	(516,999)	(1,136,240)

Net Income	$(729,917)	$435,154

Basic Earnings Per Common Share	$(0.02)	$0.01

Diluted Earnings Per Common Share	$(0.02)	$0.01

Weighted Average Shares Used to Compute Basic Earnings Per Common Share	42,163,691	39,071,211

Weighted Average Shares Used to Compute Diluted Earnings Per Common Share	42,163,691	46,455,168

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007 As Restated
CASH USED IN OPERATING ACTIVITIES:
Net loss (income)	$(729,917)	$435,154
Adjustments to reconcile net income to net cash used in operating activities
Stock issued for services	-	30,000
Amortization of debt discount	60,000	—
Change in fair value of derivative liabilities	408	(1,865,372)
Stock option expense	18,354	81,137
Accretion of notes payable balances	-	21,973
Changes in operating assets and liabilities
Decrease (increase) in assets of discontinued operations	(690,766)	712,026
(Increase) decrease in prepaid expenses	(26,540)	-
(Decrease) increase in accounts payable	(15,049)	(636,872)
Increase (decrease) in liabilities of discontinued operations, net	1,089,510	(1,061,048)

NET CASH USED IN OPERATING ACTIVITIES	(294,000)	(2,283,002)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party debt	300,000	—
Payments on related party debt	-	(30,000)
Net proceeds from issuance of stock	-	1,132,000
Proceeds from note payable	-	6,576
Payments of notes payable	(6,000)	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	294,000	1,102,576

NET DECREASE IN CASH & CASH EQUIVALENTS	-	(1,180,426)

BEGINNING CASH & CASH EQUIVALENTS	1,835	1,211,789

ENDING CASH & CASH EQUIVALENTS	$1,835	$31,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,188	$15,099

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Accrued commissions in connection with private placement	$-	$10,000

Issuance of warrants in connection with private placement	$-	$1,045,182

The accompanying notes are an integral part of these consolidated financial statements.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has three wholly owned subsidiaries, Kelley Communication Company, Inc. (“Kelley”), Com Services, Inc. (“COM”) and Network Installation Corporation (“Network”), all of which have been discontinued.

ACQUISITION OF KELLEY COMMUNICATION COMPANY, INC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of each of the company’s subsidiaries have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements.

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

USE OF ESTIMATES

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include analysis of the value of goodwill, the fair value of derivative financial instruments such as warrants, the issuance of common stock for services, and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

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

The following table sets forth the Company’s stock option grants, exercise prices, stock option grants forfeited and certain vesting periods and amounts vested at March 31, 2008.

	Stock		Stock	Stock	Cliff
Date(s) of	Options	Exercise	Options	Options	Vesting
Grant	Granted	Price	Forfeited	Remaining	Period
10/20/2005	972,500	0.79	535,000	437,500	23 months
3/30/2006	1,347,500	0.42	1,192,500	155,000	33 months
6/2/2006	600,000	0.41	0	600,000	33 months
8/8/2006	192,500	0.21	80,000	112,500	33 months
9/1/2006	350,000	0.42	0	350,000	33 months
9/21/2006	750,000	0.39	750,000	0	27 months
9/25/06 to 2/1/2007	200,000	0.27 to 0.42	125,000	75,000	33 months
Balance at March 31, 2008	4,412,500		2,682,500	1,730,000

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($41,464,322), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited, to its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In the past twelve months, management has taken the following steps to improve its results of operations and financial condition, which include: (i) completed the discontinuance of operations of Network and COM, (ii)  completed a second restructuring of all of the Company’s outstanding debt with more cashflow-sensitive payment terms, (iii) reduced head count (iv) raised an additional $2.36 million  in promissory note advances (v)  sold our investment in Tuscany Broadband for proceeds of approximately $775,000, reached agreement in principle on the sale of Kelley, which will include the disposition of approximately $2.5 million in net liabilities.

NOTE 4 - DERIVATIVE LIABILITIES

The fair market value of derivative liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Derivative liability, warrants exchanged for common stock on March 10, 2007, initial value	$1,497,416	$1,497,416
Cumulative adjustments to record fair market value of derivative liability	(1,497,416)	(1,497,657)
Subtotal	-	5,759
Derivative liability, warrants related to private placement on November 13, 2006, initial value	729,820	729,820
Cumulative adjustments to record fair market value of derivative liability	(728,933)	(729,098)
Subtotal	887	722
Derivative liability, warrants related to private placement on January 23, 2007, initial value	1,045,182	1,045,182
Cumulative adjustment to record fair market value of derivative liability	(1,043,189)	(1,043,539)
Subtotal	1,993	1,643
Derivative liability, warrants related to Dutchess debt financing on July 17, 2007, initial value	30,000	30,000
Adjustment to record fair market value of derivative liability	(24,348)	(30,000)
Subtotal	5,652	-
Total	$8,532	$8,124

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The Company is obligated to make the following principal and interest payments for the years ended March 31 :

2008	$840,000
2009	1,800,000
2010	2,400,000
2011	3,000,000
January 1, 2012	2,195,738
Total	$10,235,738

In the event of a default on the new promissory note, Dutchess has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights under the convertible debentures and warrants previously retired as of June 30, 2006, including conversion into and/or purchase of shares of the Company’s common stock.

NOTE 6 - DISCONTINUED OPERATIONS

On March 17, 2008, the Company determined it would dispose or sell the assets and liabilities associated with Kelley. The business was underperforming and consistent profits derived from the business model did not appear possible under the operating structure in place. In conjunction with this decision, the company has accrued approximately $100,000 to cover the costs of disposing of the Kelley subsidiary.

In the second quarter of 2006, the Company finalized its plans to shut down its operations at its Network and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and were experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s subsidiary, Kelley. In conjunction with this decision, the Company accrued $150,000 to cover the costs of closing network and com. The net assets and liabilities of the discontinued operations at March 31, 2008 and December 31, 2007 consists of the following;

	March 31, 2008	December 31, 2007
Assets of discontinued operations
Cash	$306,788	$375,959
Accounts receivable, net	1,459,205	1,207,544
Inventory	1,522,710	903,196
Fixed assets, net	148,741	167,660
Other Assets	103,561	195,879
Total assets	$3,541,005	$2,850,238
Liabilities of discontinued operations
Accounts payable and accrued expenses	$1,840,062	$1,787,965
Notes Payable	1,978,419	1,795,171
Billings in excess of costs	2,267,065	1,412,900
Total liabilities	6,085,546	4,996,036
Net liabilities of discontinued operations	$2,544,541	$2,145,798

The Company ceased all depreciation of Kelley fixed assets as of March 17, 2008, in accordance with Financial Accounting Standards Board No.144. (“FASB 144”)

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Year Ended ended
	December 31
	2008	2007 As Restated
Sales	$1,853,011	$1,261,416
Cost of Goods sold	1,710,817,	961,042
Gross Profit	142,194	300,374
Salaries	389,657	961,736
Rent	54,953	48,248
Contingency accrual	100,000	150,000
Interest expense	26,062	42,754
Other	88,521	233,876
Loss from Discontinued Operations	$(516,999)	$(1,136,240)

FOOTNOTE 7 - COMMITMENTS & CONTINGENCIES

Siena may be involved in litigation, negotiation and settlement matters that may occur in the day-to-day operations of the Company and its subsidiaries. Management is not aware of any current pending litigation.

OTHER COMMITMENTS

Kelley is obligated to pay rent amounts as follows:

For the 12 months ended March 31:

2009	$67,500

Kelley is obligated to pay $10,000 per month through December 31, 2010 related to an exclusive reseller agreement with a software company.

The Company is obligated to pay its former Chief Executive Officer and its former Chief Financial Officer the remaining balance of $39,000 as of March 31, 2008 as a result of separation agreements dated May 25, 2007.

FOOTNOTE 8 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

Stock options, which would have had an anti-dilutive effect on the net loss per common share once exercised, to purchase 1,730,000 and 3,685,000 shares of common stock remained outstanding as of March 31, 2008 and 2007, respectively. These stock options have various vesting periods between two and three years from the date of grant.

Warrants, which would have an anti-dilutive effect on the net loss per common share once exercised, to purchase 23,942,145 and 16,710,895 shares of common stock remained outstanding as of March 31, 2008 and 2007, respectively, at strike prices that vary from $0.01 to $0.79 and $0.01 to $0.88 per share, respectively.

Certain debts which were restructured by the Company during 2008 and 2007, remained outstanding as of December 31, 2008 and 2007, respectively.  These debts carry certain provisions allowing for the lenders, namely Dutchess, to void the restructuring transactions in the event of default by the Company.  In the event of default and the removal of the restructured terms of the debts, the debts would become convertible at the lender's option at any time, at a conversion price which would be approximately 75% of the fair market value of the Company's common stock.  The Company currently estimates the shares these debts would potentially be convertible into would be approximately 731,000,000 shares of the Company's common stock using the fair market value of the Company's common stock as of December 31, 2008.  There are other restrictions within the terms of the agreements with these lenders which might limit the amount of shares the debts were convertible into, in this scenario, but the Company cannot be sure those terms would limit a conversion into a significant number of shares of the Company's common stock.

FOOTNOTE 9 - SUBSEQUENT EVENTS

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

In exchange for the sale of the assets, Kelley II assumed certain liabilities of Kelley Communication, which include, but are not limited to, the liabilities, if any, relating to the Obligations and Liabilities (each as defined in the Asset Purchase Agreement) of Kelly Communication and Siena with respect to the sale of Tuscany Services, LLC, with respect to that certain Settlement Agreement dated January 31, 2008, by and between Kelly Communication, Kelley Technologies, LLC, Michael Kelley, Siena, Lisa Cox, individually and as Special Administratrix of the Estate of Stephen L. Cox, and with respect to that certain Confession of Judgment entered into by the District Court, Clark County, Nevada, dated December 1, 2008, in favor of Technology In Practice, LLC against Kelly Communication. A complete description of the liabilities assumed is set forth in the Asset Purchase Agreement.

Additionally, in exchange for the acquired assets, Kelley II assigned and transferred to Siena all of the Kelley Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The discussion and financial statements contained herein are for the three months ended March 31, 2008 and March 31, 2007. The following discussion should be read in conjunction with our financial statements and notes included herewith.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-KSB at and for the year ended December 31, 2007. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

THREE MONTH PERIOD ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2007, AS RESTATED

RESULTS OF OPERATIONS

SALES

Sales for the three months ended March 31, 2008 were $0 compared to $0 for the three months ended March 31, 2007. All operations at Kelley, COM and Network have been discontinued. Therefore, no revenues are presented for the three months ended March 31, 2008 and 2007. The Company had no operating entities that were continuing to generate revenues.

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 31, 2008 were $0 compared to $0 for the three months ended March 31, 2007. All operations at Kelley, COM and Network have been discontinued. Therefore, no costs of goods sold are presented for the three months ended March 31, 2008 and 2007. The Company had no operating entities that were continuing to generate revenues and costs of goods sold.

GROSS PROFITS

Gross profits for the three months ended March 31, 2008 were $0 compared to $0 for the three months ended March 31, 2007. All operations at Kelley, COM and Network have been discontinued. Therefore, no costs of goods sold are presented for the three months ended March 31, 2008 and 2007. The Company had no operating entities that were continuing to generate gross profits.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2008 amounted to $145,442 compared to $174,222 for the three months ended March 31, 2007. The decrease was primarily due to a decrease in stock option expense for the three months ended March 31, 2008 of $62,783 as compared to the three months ended March 31, 2007. The Company’s former executives held a significant number of stock options which were no longer being amortized in 2008.

OTHER INCOME (EXPENSE)

Other income for the three months ended March 31, 2008 was $(67,476) compared to $1,745,616 for the three months ended March 31, 2007. The decrease in other income is primarily due to decrease in the change in fair market value of derivatives from $1,865,372 to $(408) for the three months ended March 31, 2008.

NET INCOME

Net Income for the three months ended March 31, 2008 was $(729,917) compared to $435,154 for the three months ended March 31, 2007 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net income per share for the three months ended March 31, 2008 and March 31, 2007 was $(0.02) and $(0.01), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our current assets were $3,569,379 and current liabilities were $6,567,187. Cash and cash equivalents were $1,835. Our stockholders’ deficit at March 31, 2008 was ($41,464,322). We had a net usage of cash from operating activities for the three months ended March 31, 2008 and 2007 of ($294,000) and ($2,283,002), respectively. We had a net usage of cash from investing activities for the three months ended March 31, 2008 and 2007 of $0 and $0, respectively. We had net cash provided by financing activities of $294,000 and $1,102,576 for the three months ended March 31, 2008 and 2007, respectively.

Historically, we have operated from a cash flow deficit funded by outside debt and equity capital raised including funds provided by Dutchess and Preston Capital Partners, Inc. without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. Our plan to continue operations in relation to our going concern opinion is to continue to secure additional equity or debt capital although there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

On January 7, 2008, January 30, 2008 and March 20, 2008, Siena issued Dutchess promissory notes in the face amount of $126,000, $120,000 and $120,000 for gross proceeds of $105,000, $100,000 and $100,000. The promissory notes bear interest at 12% per annum and mature on March 19, 2008, July 20, 2008 and September 20, 2008.

In the event of a default on the promissory notes issued by the Company in 2008 and for those promissory notes issued in 2007, the holder has the right to declare the full and unpaid balance of the new note due and payable, and enforce each of its rights to convert the promissory notes into the Company's common stock at a discounted rate.

MATERIAL TRENDS AND UNCERTAINTIES

The Company expects to become a shell company once the divestive of Kelley is completed and has ceased operations at Kelley.Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our relationships with our vendors and may impact our ability to service our clients and deliver our projects on time and on budget, which will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due and we will then seek to scale back operations, including reductions in head count and other general and administrative expenses, which may have a detrimental impact on our ability to continue as a going concern.

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

SUBSIDIARIES

As of March 31, 2008, we had three wholly-owned subsidiaries, Kelley Communication Company, Inc., Com Services, Inc. and Network Installation Corporation, all of which have been discontinued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of May 15, 2008, management, including the Interim Chief Executive Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended March 31, 2008, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation willhave a material impact on our financial statements.

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

SIENA TECHNOLOGIES, INC. (Registrant)

Date: May 15, 2008	By:	/s/ Anthony Delise
Anthony Delise Interim Chief Executive Officer