Form 10-Q
period 2008-06-30
SIENA TECHNOLOGIES, INC.
filed 2008-08-14
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 000-25499

SIENA TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0390360
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification Number)

5625 South Arville Street, Suite E, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

(702) 889-8777
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

As of August 13, 2008 there were 42,163,691 shares of common stock issued and outstanding, $0.001 par value.

Transitional Small Business Disclosure Format (check one)	Yes ☐ No ☑

SIENA TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	F-3
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Unaudited)	F-4

SIENA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$9,471	$1,835
Current Assets of Discontinued Operations (Note 6)	-	2,850,238
Total Current Assets	9,471	2,852,073
TOTAL ASSETS	$9,471	$2,852,073

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$32,500	$134,158
Current Liabilities of Discontinued Operations (Note 6)	183,281	4,996,036
Related Party Promissory Notes - In Default (Note 5)	275,094	-
Fair Value of Derivatives Embedded Within Promissory Notes (Note 4)	835,853	-
Fair Value of Derivative Liabilities (Note 4)	4,420	8,124
Total Current Liabilities	1,331,148	5,138,318

Noncurrent Liabilities
Note Payable - In Default	400,178	377,727
Related Party Note Payable - In Default (Note 5)	9,190,386	8,422,570
Total Noncurrent Liabilities	9,590,564	8,800,297
Total Liabilities	10,921,712	13,938,615

Commitments & Contingencies (Note 7)

Stockholders’ Deficit
Common Stock, $.001 par value; 100,000,000 shares authorized 42,163,691 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,163	42,163
Additional Paid-in Capital	29,912,212	29,605,537
Shares to be Returned	(13,817)	-
Shares to be Issued	163	163
Accumulated Deficit	(40,852,962)	(40,734,405)
Total Stockholders’ Deficit	(10,912,241)	(11,086,542)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,471	$2,852,073

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–1

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Revenues	$-	$-	$-	$-

Costs of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Investor Relations	8,079	110,182	6,709	38,490
Stock Based Compensation	34,675	138,147	16,321	57,010
Other Selling, General and Administrative Expenses	181,834	177,278	56,116	155,885
Total Operating Expenses	224,588	425,607	79,146	251,385

Loss From Continuing Operations	(224,588)	(425,607)	(79,146)	(251,385)

Other Income and Expenses
Changes in Fair Value of Derivatives	3,704	2,698,894	4,112	833,522
Changes in Fair Value of Embedded Derivatives	(375,167)	-	(375,167)	-
Gain on Disposal of Subsidiary - Kelley	2,150,133	-	2,150,133	-
Interest Expense	(1,472,851)	(237,450)	(1,405,783)	(117,694)
Total Other Income	305,819	2,461,444	373,295	715,828

Net Income From Continuing Operations	81,231	2,035,837	294,149	464,443

(Loss) Income from Discontinued Operations	(199,788)	(2,207,071)	317,211	(1,070,831)

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	$(118,557)	$(171,234)	$611,360	$(606,388)

Basic and Diluted Net (Loss) Income Per Common Share	$(0.00)	$(0.00)	$0.01	$(0.02)
Number of Common Shares Used to Compute Basic and Diluted Weighted Average	42,163,691	39,942,075	42,163,691	40,396,633

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–2

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(118,557)	$(171,234)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities		-
Stock Issued for Services	-	40,000
Liquidated Damages Incurred Upon Default on Promissory Notes	60,196	-
Beneficial Conversion Feature	272,000	-
Amortization of Debt Discount	167,089	-
Fair Value Adjustments of Derivative Liabilities	371,463	(2,698,894)
Fair Value of Derivative Liabilities in Excess of Proceeds, Expensed	195,686	-
Stock Based Compensation	34,675	138,147
Gain on Divestiture of Kelley	(2,150,133)	-
Accretion of Notes Payable Balances	838,076	64,623
Changes in Operating Assets and Liabilities		-
(Increase) Decrease Current Assets of Discontinued Operations	-	508,871
(Decrease) Increase in Accounts Payable and Accrued Expenses	72,141	-
(Decrease) in Current Liabilities of Discontinued Operations	-	1,052,092
NET CASH USED IN OPERATING ACTIVITIES	(257,364)	(1,066,395)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds from Issuance of Stock	-	1,132,000
Proceeds from Promissory Notes	265,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	265,000	1,132,000

NET INCREASE IN CASH & CASH EQUIVALENTS	7,636	65,605
BEGINNING CASH & CASH EQUIVALENTS	1,835	7,808
ENDING CASH & CASH EQUIVALENTS	$9,471	$73,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$261,458
Cash Paid for Income Taxes	$-	$-
Stock Issued for Services and Debt Reduction.	$-	$40,000
Accrued Commissions in Connection with Private Placement	$-	$10,000
Assets Contributed to Tuscany Services LLC in Exchange for Joint Venture Interest	$-	$375,000
Issuance of Warrants in Connection with Private Placement	$-	$1,045,182

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–3

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (together with its two wholly owned subsidiaries, the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has two wholly owned subsidiaries, Com Services, Inc. (“COM”) and Network Installation Corporation (“Network”), both of which are no longer operating. The Company’s third subsidiary, Kelley Communication Company, Inc. (“Kelley”) was sold on March 17, 2008.

Control by Principal Stockholders

The Company’s directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, COM and Network. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of each of the Company’s subsidiaries have been included in Loss from Discontinued Operations in the Company’s accompanying consolidated financial statements.

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 28, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F–4

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Reclassifications

The Company has made certain reclassifications to the 2007 financial statements herein, in order for the 2007 financial results to be comparable to the 2008 financial statements. The reclassifications did not impact total assets, total liabilities, total stockholders’ deficit or net income for 2007.

Use of Estimates

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include analysis of the value of goodwill, the fair value of derivative financial instruments such as warrants, the fair value of embedded derivatives, and the fair value of common stock issued for services. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($40,852,962), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited to, its ability to continue raising funds from Dutchess Private Equities II, LP, or its related entities (collectively, “Dutchess”). The Company is fully dependent on Dutchess for its financing needs and does not expect financing from other sources to become available in the near future. Dutchess is not under any commitment to continue funding the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F–5

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 4 – EMBEDDED DERIVATIVES AND DERIVATIVE LIABILITIES

The fair market value of embedded derivative liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Derivatives embedded within promissory note dated December 19, 2007, initial value	$218,400	$-
Cumulative adjustments to record fair market value of embedded derivative	118,121	-
Subtotal	336,521	-
Derivatives embedded within promissory note dated March 26, 2008, initial value	160,000	-
Cumulative adjustments to record fair market value of embedded derivative	129,032	-
Subtotal	289,032	-
Derivatives embedded within promissory note dated May 27, 2008, initial value	82,286	-
Cumulative adjustments to record fair market value of embedded derivative	128,014	-
Subtotal	210,300	-
Total	$835,853	$-

The fair market value of derivative liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Derivative liability, warrants exchanged for common stock on March 10, 2007, initial value	$1,497,416	$1,497,416
Cumulative adjustments to record fair market value of derivative liability	(1,497,416)	(1,491,657)
Subtotal	-	5,759
Derivative liability, warrants related to private placement on November 13, 2006, initial value	729,820	729,820
Cumulative adjustments to record fair market value of derivative liability	(729,351)	(729,098)
Subtotal	469	722
Derivative liability, warrants related to private placement on January 23, 2007, initial value	1,045,182	1,045,182
Cumulative adjustment to record fair market value of derivative liability	(1,044,098)	(1,043,539)
Subtotal	1,084	1,643
Derivative liability, warrants related to Dutchess debt financing on July 17, 2007, initial value	30,000	30,000
Adjustment to record fair market value of derivative liability	(27,133)	(30,000)
Subtotal	2,867	-
Total	$4,420	$8,124

F–6

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable - Dutchess (In Default)

On July 17, 2007, the Company entered into an agreement with Dutchess (the “July 2007 Agreement”), providing for, among other things, additional funding from Dutchess in the amount of $2,000,000 (the “Additional Financing”). The Additional Financing was added to the then outstanding principal amount of the promissory note dated June 30, 2006, in the principal amount of $6,254,960 (the “Original Note”). The Original Note was cancelled and a new noted was issued in the aggregate amount of approximately $8,384,726 (the “New Note”). Further, pursuant to the July 2007 Agreement, Dutchess has the right to appoint three (3) members to the Company’s Board of Directors, whose total number shall remain at five (5), and such appointments shall continue until the New Note is repaid in full; during such time that the New Note (as defined below) is outstanding, Dutchess may remove and replace any of its appointed members. The July 2007 Agreement further provided for certain conditions to closing, all of which have been satisfied.

The New Note bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company, as evidenced by that certain amended and restated security agreement between the Company and Dutchess, dated July 17, 2007 (“Amended Security Agreement”). The New Note is due and payable on or before January 1, 2012. The Company also issued Dutchess a five year warrant to purchase 3,000,000 shares of the Company’s common stock at four cents ($0.04) per share (the “Warrant”) (see Note 4 herein). The Warrant provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the Warrant on or before one year from the date of issuance of the Warrant. The Company also entered into a negative pledge, dated July 17, 2007 (the “Negative Pledge”), pursuant to which the Company agreed to not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property stated in the Amended Security Agreement.

In connection with the July 2007 Agreement, the Company paid Dutchess’ closing costs of $50,000.

The New Note is currently in default and Dutchess has the right to declare the full and unpaid balance of the New Note due and payable, and enforce each of its rights under the convertible debentures and warrants previously retired as of June 30, 2006, including conversion into and/or purchase of shares of the Company’s common stock.

Promissory Notes Payable - Dutchess (In Default)

On December 19, 2007, the Company issued a promissory note to Dutchess for $126,000. The Company received proceeds from this transaction of $105,000. The promissory note bears interest at 12% annually. The promissory note is currently in default.

On March 26, 2008, the Company issued a promissory note to Dutchess for $120,000. The Company received proceeds from this transaction of $100,000. The promissory note bears interest at 12% annually. The promissory note is currently in default.

F–7

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

On May 27, 2008, the Company issued a promissory note to Dutchess for $72,000. The Company received proceeds from this transaction of $60,000. The promissory note bears interest at 12% annually. The promissory note is currently in default.

NOTE 6 - DISCONTINUED OPERATIONS

On March 17, 2008, the Company determined it would dispose or sell the assets and liabilities associated with its subsidiary, Kelley. The business was underperforming and consistent profits derived from the business model did not appear possible under the operating structure in place. In conjunction with this decision, the company has accrued approximately $100,000 to cover the costs of disposing of Kelley.

In the second quarter of 2006, the Company finalized its plans to shut down its operations at its Network and COM subsidiaries. The Company decided to close down these operations primarily because they were incurring operating losses, had low gross margins and was experiencing cash flow shortages, in addition to the fact that these businesses were not consistent with the core business of the Company’s then subsidiary, Kelley. In conjunction with this decision, the Company accrued $150,000 to cover the costs of closing Network and COM. The net assets and liabilities of the discontinued operations at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Assets of discontinued operations
Cash	$-	$375,959
Accounts receivable, net	-	1,207,544
Inventory	-	903,196
Fixed assets, net	-	167,660
Other Assets	-	195,879
Total assets	$-	$2,850,238
Liabilities of discontinued operations
Accounts payable and accrued expenses	$-	$1,787,965
Notes Payable	-	1,795,171
Other Liabilities	183,281	1,412,900
Total liabilities	183,281	4,996,036
Net liabilities of discontinued operations	$183,281	$2,145,798

The Company ceased all depreciation of Kelley fixed assets as of March 17, 2008, in accordance with Financial Accounting Standards Board No.144. (“FASB 144”)

F–8

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Six Months Ended June 30
	2008	2007
Sales	$4,743,704	$2,793,506
Cost of Goods sold	3,347,346	1,882,142
Gross Profit	1,369,358	911,364
Salaries	831,938	1,961,219
Contingency accrual	100,000	-
Interest expense	52,807	118,614
Other	584,401	1,038,602
Loss from Discontinued Operations	$(199,788)	$(2,207,071)

NOTE 7 - COMMITMENTS & CONTINGENCIES

The Company may be involved in litigation, negotiation and settlement matters that may occur as part of the Company’s day-to-day operations. However, there are no pending, nor to Management’s knowledge threatened, legal proceedings against the Company.

The Company was obligated to pay its former Chief Executive Officer and its former Chief Financial Officer severance as a result of separation agreements dated May 25, 2007. The Company made the final payments under these agreements on July 14, 2008. No further amounts are due to the Company’s former officers.

NOTE 8 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. For all periods, all common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses.

Warrants, which will have an anti-dilutive effect on the net loss per common share once exercised, to purchase 18,110,895 and 16,710,895 shares of common stock remained outstanding as of June 30, 2008 and 2007, respectively, at strike prices that vary from $0.01 to $0.60 and $0.01 to $0.88 per share, respectively.

The Dutchess and Preston notes payable, which were restructured by the Company during 2007 and 2006, remained outstanding as of June 30, 2008. The notes payable carry certain provisions allowing for Dutchess and Preston to void the restructured transactions in the event of default by the Company. In the event of default and the removal of the restructured terms of the notes payable, the notes payable would become convertible at the lender’s option at any time, at a conversion price which would be approximately 75% of the fair market value of the Company’s common stock. The Company currently estimates the these outstanding debts would potentially be convertible into approximately 1,827,000,000 shares of the Company’s common stock using the fair market value of the Company’s common stock as of June 30, 2008. There are other restrictions within the terms of the agreements with Dutchess and Preston which might limit the amount of shares the outstanding debts are convertible into, in this scenario, but the Company cannot be sure those terms will limit a conversion into a significant number of shares of the Company’s common stock.

F–9

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

The Dutchess promissory notes discussed in Note 5 are in default and potentially convertible at a 50% discount to the fair market value of the Company's common stock. As of June 30, 2008, the promissory notes are convertible into approximately 112,000,000 shares of the Company's common stock.

NOTE 9 – DIVESTITURE OF KELLEY

On March 17, 2008, the Board of Directors, believing it to be in the best interests of the Company and its shareholders, approved the sale of the assets (the “Asset Sale”) of Kelley pursuant to the terms of a certain asset purchase agreement by and among the Company, Kelley, Mr. James Michael Kelley, and Kelley II, LLC, a newly formed Nevada limited liability company (“Kelley II”), which was executed by the Company on April 7, 2008, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2008 (the “Asset Purchase Agreement”).

Mr. Kelley owns 100% of the limited liability company membership interests of Kelley II, and is its sole managing member. Additionally, he may be deemed to be the beneficial owner of approximately 13,816,577 shares of the Company’s capital stock owned by Kelley II (the “Kelley Shares”). He is also a former director, who served on the Company’s Board of Directors from September 2005 until January 2008. Mr. Kelley transferred the Kelley Shares to Kelley II for purposes of consummating the transactions contemplated by the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement the Company agreed to sell certain of Kelley’s assets to Kelley II, including, but not limited to, all equipment, all rights of Kelley against vendors, all customer lists, files and related information, all inventory, all rights of Kelley under certain contracts, all permits, all intellectual property of Kelley, including trademarks, service marks, trade names, domain names, web sites, phone, fax and email addresses, all rights or choses in action following the closing of the acquisition related to Kelley’s business, all books and records, all computer software, hardware, data rights and documentation, all cash and cash equivalents, and all goodwill related to these assets. A complete description of the assets sold is set forth in the Asset Purchase Agreement.

In exchange for the sale of the assets, Kelley II assumed certain liabilities of Kelley, which include, but are not limited to, the liabilities, if any, relating to the Obligations and Liabilities (each as defined in the Asset Purchase Agreement) of Kelley and the Company with respect to the sale of Tuscany Services, LLC, with respect to that certain Settlement Agreement dated January 31, 2008, by and between Kelley, Kelley Technologies, LLC, Michael Kelley, the Company, Lisa Cox, individually and as Special Administratrix of the Estate of Stephen L. Cox, and with respect to that certain Confession of Judgment entered into by the District Court, Clark County, Nevada, dated December 1, 2008, in favor of Technology In Practice, LLC against Kelley Communication. A complete description of the liabilities assumed is set forth in the Asset Purchase Agreement.

F–10

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (cont’d)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Additionally, in exchange for the acquired assets, Kelley II assigned and transferred to the Company all of the Kelley Shares.

The sale of Kelley was completed on June 26, 2008.

F–11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATION.

The discussion and financial statements contained herein are for the six months ended June 30, 2008 and June 30, 2007. The following discussion should be read in conjunction with our financial statements and notes included herewith.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-KSB, as amended, for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 28, 2008. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

SIX MONTH PERIOD ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2007, AS RESTATED

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the six months ended June 30, 2008 were $0 as compared to $0 for the six months ended June 30, 2007. All operations at Kelley, COM and Network have been discontinued. Therefore, no revenues or costs of goods sold are presented for the six months ended June 30, 2008 and 2007. The results of Kelley, COM and Network are included within discontinued operations in the statement of operations.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008 amounted to $224,588 as compared to $425,607 for the six months ended June 30, 2007. This decrease was primarily attributable to a decrease in stock option expense for the six months ended June 30, 2008 of $103,472 as compared to the six months ended June 30, 2007. Our former executives held a significant number of stock options which were no longer being amortized in 2008.

OTHER INCOME (EXPENSE)

Other income for the six months ended June 30, 2008 was $305,819 as compared to $2,461,444 for the six months ended June 30, 2007. The decrease in other income is primarily due to decrease in the fair market value of derivatives from $2,698,894 to $371,463 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 period.

NET INCOME

Net loss for the six months ended June 30, 2008 was $118,557 as compared to $171,234 for the six months ended June 30, 2007 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net income per share was $0.00 for the six months ended June 30, 2008 and June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our current assets were $9,471 and current liabilities were $1,331,148. Cash and cash equivalents were $9,471. Our stockholders’ deficit at June 30, 2008 was $40,852,962. We had a net usage of cash for operating activities for the six months ended June 30, 2008 and 2007 of $257,634 and $1,066,395, respectively. We had net cash provided by financing activities of $265,000 and $1,132,000 for the six months ended June 30, 2008 and 2007, respectively.

Historically, we have operated from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by Dutchess. Without the continued availability of external funding, we would have to materially curtail our operations and plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt. Though there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

On December 19, 2007, March 26, 2008 and May 27, 2008, we issued to Dutchess promissory notes in the amount of $126,000, $120,000 and $72,000 for proceeds to us of $105,000, $100,000 and $60,000. The promissory notes bear interest at 12% per annum and mature on March 19, 2008, September 26, 2008 and December 27, 2008, respectively.

We are in a default on the promissory notes issued to Dutchess. Dutchess has the right to declare the full and unpaid balance of the December 19, 2007, March 26, 2008 and May 27, 2008 promissory notes, together with the New Note due and payable, and enforce its rights to convert the promissory notes into our common stock at a discounted rate.

MATERIAL TRENDS AND UNCERTAINTIES

We are not a shell company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact, which will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

Additionally, we are currently in default on a note payable to Dutchess of approximately $9,200,000, a note payable to Preston of $400,000 and our additional Dutchess promissory notes, which upon maturity will total over $400,000, including interest accrued and liquidated damages, assessed and which are likely to continue to accrue. Dutchess and Preston are now able to reinstate the previous terms of the debt which was included in the debt restructuring completed as of June 30, 2006. As a result of being in default under the terms of our debt restructuring transaction with Dutchess, the 5,954,000 warrants that were cancelled on June 30, 2006 may be reissued, which, if exercised could cause substantial dilution to our other shareholders. Additionally, our Loan Restructure Agreement with Dutchess and our Loan Restructure Agreement with Preston cancelled an aggregate of $7,675,000 face amount of convertible debentures that had been issued to Dutchess and Preston. These convertible debts could be reissued with the same terms which had been in effect prior to the restructuring. The convertible debts had substantially different terms than the notes payable and could result in a substantial number of common shares being potentially issuable to Dutchess and Preston, should Dutchess or Preston proceed to reinstate these convertible debts. Lastly, upon default, the promissory notes issued to Dutchess include liquidated damages and also allow for conversion to common stock at preferential rates. All shares of our issued and outstanding common stock are subject to dilution as a result of defaults on our obligations to Dutchess and Preston.

SUBSIDIARIES

As of June 30, 2008, we had two wholly owned subsidiaries, COM and Network, both of which are no longer operating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (who is also the principal accounting officer and principal financial officer) concluded as of June 30, 2008 that there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. However, there are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are currently in default on four promissory notes due to Dutchess, and a note payable due to Preston (please see Note 5 to our financial statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits No.	Description
31.1	Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIENA TECHNOLOGIES, INC. (Registrant)

Date: August 14, 2008	By:	/s/ Michael Novielli
Michael Novielli Interim Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibits No.	Description
31.1	Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.