Form 10-Q
period 2008-09-30
SIENA TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1069778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 000-25499

SIENA TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0390360
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

1110 Route 55, Suite 206 LaGrangeville, New York	12540
(Address of principal executive offices)	(Zip Code)

(845) 575-6670
(Issuer’s telephone number, including area code)

5625 South Arville Street, Suite E
Las Vegas, Nevada, 89118
(Former name, former address and former fiscal year, if changed)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,347,114 common shares outstanding as of October 3, 2008.

SIENA TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Index to Financial Statements

CONSOLIDATED BALANCE SHEETS	F-4
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	F-6
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)	F-7

SIENA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$15,818	$1,835
Current Assets of Discontinued Operations (Note 6)	—	2,850,238
Total Current Assets	—	2,852,073
TOTAL ASSETS	$15,818	$2,852,073

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$81,487	$134,158
Current Liabilities of Discontinued Operations (Note 6)	144,368	4,996,036
Related Party Promissory Notes - In Default (Note 5)	435,863	—
Fair Value of Derivatives Embedded Within Promissory Notes (Note 4)	873,336	—
Fair Value of Derivative Liabilities (Note 4)	2,341	8,124
Note Payable - In Default	407,222	377,727
Related Party Note Payable (Note 5)	9,422,066	8,422,570
Total Current Liabilities	11,366,683	13,938,615

Total Liabilities	11,366,683	13,938,615

Commitments & Contingencies (Note 7)

Stockholders’ Deficit
Common Stock, $.001 par value; 100,000,000 shares authorized, 28,347,114 and 42,163,691 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	28,347	42,163
Additional Paid-in Capital	29,987,211	29,605,537
Shares to be Issued	163	163
Accumulated Deficit	(41,366,586)	(40,734,405)
Total Stockholders’ Deficit	(11,350,865)	(11,086,542)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,818	$2,852,073

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—

Costs of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
Investor Relations	23,491	182,077	5,000	71,895
Stock Based Compensation	34,675	172,454	—	34,307
Other Selling, General and Administrative Expenses	323,151	339,453	151,729	162,175
Total Operating Expenses	381,317	693,984	156,729	268,377

Loss From Continuing Operations	(381,317)	(693,984)	(156,729)	(268,377)

Other Income and Expenses
Changes in Fair Value of Derivatives	5,783	2,553,030	2,079	(145,864)
Changes in Fair Value of Embedded Derivatives	97,350	—	472,517	—
Gain on Disposal of Subsidiary - Kelley	2,150,133	—	—	—
Interest Expense	(2,304,342)	(363,870)	(831,491)	(126,420)
Total Other Income and Expenses	(51,076)	2,189,160	(356,895)	(272,284)

Net (Loss) Income From Continuing Operations	(432,393)	1,495,176	(513,624)	(540,661)
Loss From Discontinued Operations	(199,788)	(2,266,398)	—	(258,463)
Provision for Income Taxes	—	—	—	—
Net Loss	$(632,181)	$(771,222)	$(513,624)	$(799,124)

Basic and Diluted Net (Loss) Income Per Common Share	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Number of Common Shares Used to Compute Basic and Diluted Weighted Average	37,625,399	39,942,075	28,647,474	42,636,991

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

SIENA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept 30,
	2008	2007
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(632,181)	$(771,222)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Issued for Services	—	30,000
Liquidated Damages Incurred Upon Default on Promissory Notes	103,198	—
Beneficial Conversion Feature	347,000	—
Amortization of Debt Discount	253,032	—
Fair Value Adjustments of Derivative Liabilities	(5,783)	(2,553,030)
Fair Value Adjustments of Embedded Derivative Liabilities	(97,350)	—
Fair Value of Derivative Liabilities in Excess of Proceeds, Expensed	595,686	—
Stock Option Expense	34,675	172,454
Gain on Divestiture of Kelley	(2,150,133)	—
Accretion of Notes Payable Balances	1,108,624	262,306
Changes in Operating Assets and Liabilities
(Increase) Decrease Current Assets of Discontinued Operations	—	1,045,085
(Decrease) Increase in Accounts Payable and Accrued Expenses	82,215	—
(Decrease) in Current Liabilities of Discontinued Operations	—	(843,891)
NET CASH USED IN OPERATING ACTIVITIES	(361,017)	(2,658,297)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds from Issuance of Stock	—	1,132,000
Repayment of Related Party Notes Payable	—	(597,641)
Proceeds from Related Party Promissory Notes	375,000
Proceeds from Related Party Notes Payable	—	2,155,985
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,000	2,690,344

NET INCREASE IN CASH & CASH EQUIVALENTS	13,983	32,047
BEGINNING CASH & CASH EQUIVALENTS	1,835	7,808
ENDING CASH & CASH EQUIVALENTS	$15,818	$39,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$—	$261,458
Cash Paid for Income Taxes	$—	$—
Stock Issued for Services and Debt Reduction.	$—	$30,000
Accrued Commissions in Connection with Private Placement	$—	$32,500
Assets Contributed to Tuscany Services LLC in Exchange for Joint Venture Interest	$—	$375,000
Issuance of Warrants in Connection with Private Placement	$—	$1,045,182

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

On October 25, 2006, Network Installation Corp. (“NIC”) changed its name to Siena Technologies, Inc. (together with its two wholly owned subsidiaries, the “Company”). The Company was incorporated on March 24, 1998 under the laws of the state of Nevada. The Company has two wholly owned subsidiaries, Com Services, Inc. (“COM”) and Network Installation Corporation (“Network”), both of which are no longer operating. The net assets of the Company’s third subsidiary, Kelley Communication Company, Inc. (“Kelley”) was sold on April 7, 2008.

Control by Principal Stockholders

The Company’s directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, if voting their respective shares uniformly, the directors, executive officers and their affiliates would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

NOTE 2 - BASIS OF PRESENTATION

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

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Reclassifications

The Company has made certain reclassifications to the 2007 financial statements herein, in order for the 2007 financial results to be comparable to the 2008 financial statements. The reclassifications did not impact total assets, total liabilities, total stockholders’ deficit or net loss for 2007.

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

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities - Warrants	$2,341	$2,341	$—	$—
Liabilities - Conversion Options	873,336	873,336	—	—
Total Liabilities	$875,677	$875,677	$—	$—

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of ($41,366,586), and is generating losses from operations. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including, but not limited to, its ability to continue raising funds from Dutchess Private Equities Fund, Ltd, or its related entities (collectively, “Dutchess”). The Company is fully dependent on Dutchess for its financing needs and does not expect financing from other sources to become available in the near future. Dutchess is not under any commitment to continue to provide funding to the Company.

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

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 4 - EMBEDDED DERIVATIVES AND DERIVATIVE LIABILITIES

The fair market value of embedded derivative liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Derivatives embedded within promissory note dated December 19, 2007, initial value	$218,400	$—
Cumulative adjustments to record fair market value of embedded derivative	60,712	—
Subtotal	279,112	—
Derivatives embedded within promissory note dated March 26, 2008, initial value	160,000	—
Cumulative adjustments to record fair market value of embedded derivative	80,196	—
Subtotal	240,196	—
Derivatives embedded within promissory note dated May 27, 2008, initial value	82,286	—
Cumulative adjustments to record fair market value of embedded derivative	50,879	—
Subtotal	133,165	—
Derivatives embedded within promissory note dated August 15, 2008, initial value	480,000	—
Cumulative adjustments to record fair market value of embedded derivatives	(277,221)	—
Subtotal	202,779	—
Derivatives embedded within promissory note dated September 16, 2008, initial value	30,000	—
Cumulative adjustments to record fair market value of embedded derivatives	(11,916)	—
Subtotal	18,084	—
Total	$873,336	$—

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

The fair market value of derivative liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Derivative liability, warrants exchanged for common stock on March 10, 2007, initial value	$1,497,416	$1,497,416
Cumulative adjustments to record fair market value of derivative liability	(1,497,416)	(1,491,657)
Subtotal	—	5,759
Derivative liability, warrants related to private placement on November 13, 2006, initial value	729,820	729,820
Cumulative adjustments to record fair market value of derivative liability	(729,615)	(729,098)
Subtotal	205	722
Derivative liability, warrants related to private placement on January 23, 2007, initial value	1,045,182	1,045,182
Cumulative adjustment to record fair market value of derivative liability	(1,044, 657)	(1,043,539)
Subtotal	525	1,643
Derivative liability, warrants related to Dutchess debt financing on July 17, 2007, initial value	30,000	30,000
Adjustment to record fair market value of derivative liability	(28,389)	(30,000)
Subtotal	1,611	—
Total	$2,341	$8,124

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable - Dutchess (In Default)

On July 17, 2007, the Company entered into an agreement with Dutchess (the “July 2007 Agreement”), providing for, among other things, additional funding from Dutchess in the amount of $2,000,000 (the “Additional Financing”). The Additional Financing was added to the then outstanding principal amount of the promissory note dated June 30, 2006, in the principal amount of $6,254,960 (the “Original Note”). The Original Note was cancelled and a new noted was issued in the aggregate amount of approximately $8,384,726 (the “New Note”). Further, pursuant to the July 2007 Agreement, Dutchess has the right to appoint three (3) members to the Company’s Board of Directors, the total number of which shall remain at five (5), and such appointments shall continue until the New Note is repaid in full; during such time that the New Note (as defined below) is outstanding, Dutchess may remove and replace any of its appointed members. The July 2007 Agreement further provided for certain conditions to closing, all of which have been satisfied.

The New Note bears interest at a rate of seven percent (7%) per annum and is secured by all the assets of the Company, as evidenced by that certain amended and restated security agreement between the Company and Dutchess, dated July 17, 2007 (“Amended Security Agreement”). The New Note is due and payable on or before January 1, 2012. The Company also issued Dutchess a five year warrant to purchase an aggregate of 3,000,000 shares of the Company’s common stock at a purchase price of four cent ($0.04) per share (the “Warrant”) (see Note 4 herein). The Warrant provides for certain anti-dilution provisions and cashless exercise in the event that the Company does not have an effective registration statement covering the shares of common stock underlying the Warrant on or before one year from the date of issuance of the Warrant. The Company also entered into a negative pledge, dated July 17, 2007 (the “Negative Pledge”), pursuant to which the Company agreed to not grant, any lien, charge, security interest, hypothec, mortgage or encumbrance of any nature or kind over any of the property identified in the Amended Security Agreement.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

On August 15, 2008, the Company issued a promissory note to Dutchess for $120,000. The Company received proceeds from this transaction of $100,000. The promissory note bears interest at 12% annually. The promissory note is currently in default.

On September 16, 2008, the Company issued a promissory note to Dutchess for $12,000. The Company received proceeds from this transaction of $10,000. The promissory note bears interest at 12% annually. The promissory note is currently in default.

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

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

The net assets and liabilities of the discontinued operations at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Assets of discontinued operations
Cash	$—	$375,959
Accounts receivable, net	—	1,207,544
Inventory	—	903,196
Fixed assets, net	—	167,660
Other Assets	—	195,879
Total assets	$—	$2,850,238
Liabilities of discontinued operations
Accounts payable and accrued expenses	$—	$1,787,965
Notes Payable	—	1,795,171
Other Liabilities	144,368	1,412,900
Total liabilities	144,368	4,996,036
Net liabilities of discontinued operations	$144,368	$2,145,798

The Company ceased all depreciation of Kelley’s fixed assets as of March 17, 2008, in accordance with Financial Accounting Standards Board No.144. (“FASB 144”)

Loss from discontinued operations in the Company’s Statements of Operations consists of:

	Nine Months Ended September 30
	2008	2007
Sales	$4,743,704	$5,032,524
Cost of Goods sold	3,347,346	3,534,070
Gross Profit	1,396,358	1,498,454
Salaries	831,938	2,325,181
Interest expense	52,807	205,413
Other	711,401	1,234,258
Loss from Discontinued Operations	$(199,788)	$(2,266,398)

NOTE 7 - COMMITMENTS & CONTINGENCIES

The Company may be involved in litigation, negotiation and settlement matters that may occur as part of the Company’s day-to-day operations. However, there are no pending, nor, to Management’s knowledge, are there any threatened legal proceedings against the Company.

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

The Company was obligated to pay its former Chief Executive Officer and its former Chief Financial Officer severance as a result of separation agreements dated May 25, 2007. The Company made the final payments under these agreements on July 14, 2008. No further amounts are due to the Company’s former Chief Executive Officer and Chief Financial Officer.

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

Warrants, which will have an anti-dilutive effect on the net loss per common share once exercised, to purchase 23,942,145 and 16,710,895 shares of common stock remained outstanding as of September 30, 2008 and 2007, respectively, at strike prices that vary from $0.01 to $0.79 and $0.01 to $0.88 per share, respectively.

The Dutchess and Preston notes payable, which were restructured by the Company during 2007 and 2006, remained outstanding as of September 30, 2008. The notes payable carry certain provisions allowing for Dutchess and Preston to void the restructured transactions in the event of default by the Company. In the event of default and the removal of the restructured terms of the notes payable, the notes payable would become convertible at the lender’s option at any time, at a conversion price which would be approximately 75% of the fair market value of the Company’s common stock. The Company currently estimates that these outstanding debts would potentially be convertible into approximately 2,184,000,000 shares of the Company’s common stock using the fair market value of the Company’s common stock as of September 30, 2008. There are other restrictions within the terms of the agreements with Dutchess and Preston which might limit the amount of shares the outstanding debts are convertible into, in this scenario, but the Company cannot be sure those terms will limit a conversion into a significant number of shares of the Company’s common stock.

The Dutchess promissory notes discussed in Note 5 are in default and potentially convertible at a 50% discount to the fair market value of the Company's common stock. As of September 30, 2008, the promissory notes are convertible into approximately 146,000,000 shares of the Company's common stock.

NOTE 9 - DIVESTITURE OF KELLEY

On March 17, 2008, the Board of Directors, believing it to be in the best interests of the Company and its shareholders, approved the sale of the assets (the “Asset Sale”) of Kelley pursuant to the terms of a certain asset purchase agreement executed on April 7, 2008 by and among the Company, Kelley, Mr. James Michael Kelley, and Kelley II, LLC, a newly formed Nevada limited liability company (“Kelley II”), and which filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2008 (the “Asset Purchase Agreement”).

SIENA TECHNOLOGIES, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the nine months ended September 30, 2008 and September 30, 2007. The following discussion should be read in conjunction with our financial statements and notes included herewith.

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007, AS RESTATED

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the nine months ended September 30, 2008 were $0 as compared to $0 for the nine months ended September 30, 2007. All operations at Kelley, COM and Network have been discontinued. Therefore, no revenues or costs of goods sold are presented for the nine months ended September 30, 2008 and 2007. The results of Kelley, COM and Network are included within discontinued operations in the statement of operations.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008 amounted to $381,317 as compared to $693,984 for the nine months ended September 30, 2007. This decrease was primarily attributable to a decrease in stock option expense and investor relation expense for the nine months ended September 30, 2008 of $137,779 and $158,586 as compared to the nine months ended September 30, 2007. Our former executives held a significant number of stock options which were no longer being amortized in 2008. The Company's management also determined it would have to decrease expenses relative to investor relations due to cashflow concerns.

OTHER INCOME (EXPENSE)

Other income expense for the nine months ended September 30, 2008 was $(51,076) as compared to $2,189,160 for the nine months ended September 30, 2007. The decrease in other income is primarily due to the decrease in the change in fair market value of derivatives and embedded derivatives from $2,553,030 to $103,133 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

NET LOSS

Net loss for the nine months ended September 30, 2008 was $632,181 as compared to $771,222 for the nine months ended September 30, 2007 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.02) for the nine and three months ended September 30, 2008 and September 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our current assets were $15,818 and current liabilities were $11,366,683. Cash and cash equivalents totaled $15,818 as of September 30, 2008. Our stockholders’ deficit at September 30, 2008 was $41,366,586. We had a net usage of cash for operating activities for the nine months ended September 30, 2008 and 2007 of $(361,017) and $(2,658,297), respectively. We had net cash provided by financing activities of $375,000 and $2,155,985 for the nine months ended September 30, 2008 and 2007, respectively.

Historically, we have operated from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by Dutchess. Without the continued availability of external funding, we would have to materially curtail our operations and our current plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt, though there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

On December 19, 2007, March 26, 2008, May 27, 2008, August 15, 2008 and September 16, 2008, we issued Dutchess promissory notes in the amount of $126,000, $120,000, $72,000, $120,000 and $12,000 resulting in proceeds to us of $105,000, $100,000, $60,000, $100,000 and $10,000, respectively. Each of the promissory notes bear interest at 12% per annum and mature on March 19, 2008, September 26, 2008, December 27, 2008, August 15, 2009 and September 16, 2009, respectively.

We are in a default on all of the promissory notes issued to Dutchess. Under the terms of the promissory notes, in the event of default, Dutchess has the right to declare the full and unpaid balance of the December 19, 2007, March 26, 2008, May 27, 2008, August 15, 2008 and September 16, 2008 promissory notes, together with the New Note due and payable, and enforce its rights to convert the promissory notes into our common stock at a substantial discounted rate.

MATERIAL TRENDS AND UNCERTAINTIES

We are a shell company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

Additionally, we are currently in default on a note payable to Dutchess in the amount of approximately $9,422,000, a note payable to Preston in the amount of $407,000 and our additional Dutchess promissory notes, which total $450,000, including interest accrued and liquidated damages, assessed and which are likely to continue to accrue. Dutchess and Preston are now able to reinstate the previous terms of the debt which was included in the debt restructuring completed as of June 30, 2006. As a result of being in default under the terms of our debt restructuring transaction with Dutchess, the 5,954,000 warrants that were cancelled on June 30, 2006 may be reissued, which, if exercised could cause substantial dilution to our other shareholders. Additionally, our Loan Restructure Agreement with Dutchess and our Loan Restructure Agreement with Preston resulted in the cancellation of an aggregate of $7,675,000 face amount of convertible debentures that had previously been issued to Dutchess and Preston. These convertible debts could be reissued with the same terms which had been in effect prior to the restructuring. The convertible debts had substantially different terms than the notes payable and could result in a substantial number of common shares being potentially issuable to Dutchess and Preston, should Dutchess or Preston proceed to reinstate these convertible debts. The promissory notes issued to Dutchess also included a default provision allowing for liquidated damages and also allow for conversion to common stock at preferential rates in the event of default. All shares of our issued and outstanding common stock are subject to dilution as a result of defaults on our obligations to Dutchess and Preston.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (who is also the principal accounting officer) concluded that as of September 30, 2008, there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We are in default of all debts owed to Dutchess and Preston, which constitute approximately $10,279,000 in debts. These debts are all convertible into our common stock at the option of Dutchess and Preston, individually.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS.

Exhibits.
No.	Description
31.1	Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIENA TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2008	By:	/s/ Michael Novielli
Michael Novielli Interim Chief Executive Officer